Form 10-K
period 2014-12-31
Beneficial Bancorp Inc.
filed 2015-02-26
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-36806

BENEFICIAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-1569198
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1818 Market Street, Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (215) 864-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $404.4 million.  As of February 26, 2015, there were 82,718,611 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.     Business

General

Beneficial Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in August 2014 to be the successor to Beneficial Mutual Bancorp, Inc. (“Beneficial Mutual Bancorp”) upon completion of the second-step conversion of Beneficial Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Beneficial Savings Bank MHC was the former mutual holding company for Beneficial Mutual Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Beneficial Savings Bank MHC merged into Beneficial Mutual Bancorp (and ceased to exist), and Beneficial Mutual Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on January 12, 2015, at which time the Company sold, for gross proceeds of $503.8 million, a total of 50,383,817 shares of common stock at $10.00 per share, including 2,015,352 shares purchased by the Bank’s employee savings and stock ownership plan. As part of the second-step conversion, each of the existing 29,394,417 outstanding shares of Beneficial Mutual Bancorp common stock owned by persons other than Beneficial Savings Bank MHC was converted into 1.0999 of a share of Company common stock.

The consolidated financial statements include the accounts of the Company, the Bank, a Pennsylvania chartered savings bank, and the Bank’s subsidiaries. Because the Bank’s second-step conversion had not been completed by December 31, 2014, all financial and other information presented in this Annual Report on Form 10-K is derived from the consolidated financial statements of Beneficial Mutual Bancorp.

Beneficial Bancorp’s business activities are the ownership of Beneficial Bank’s capital stock. Beneficial Bancorp does not own or lease any property but instead uses the premises, equipment and other property of Beneficial Bank with the payment of appropriate rental fees, as required by applicable law and regulations, under the terms of an expense allocation agreement. Accordingly, the information set forth in this Annual Report, including the consolidated financial statements and related financial data, relates primarily to Beneficial Bank.

Beneficial Bank was founded in 1853. We have served the financial needs of our depositors and the local community as a community-minded, customer service-focused institution. We offer traditional financial services to consumers and businesses in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial real estate loans, commercial business loans, one- to four-family real estate loans, consumer loans, home equity loans and construction loans. We offer insurance brokerage and investment advisory services through our wholly owned subsidiaries, Beneficial Insurance Services, LLC and Beneficial Advisors, LLC, respectively. Upon the completion of the conversion, the Bank changed its legal name from Beneficial Mutual Savings Bank to Beneficial Bank.

In 2007, Beneficial Mutual Bancorp completed its initial public offering in which it sold 23,606,625 shares of its common stock to the public, including 3,224,772 shares to Beneficial Bank’s employee savings and stock ownership plan. In addition, 45,792,775 shares of Beneficial Mutual Bancorp’s common stock were issued to Beneficial Savings Bank MHC. To further emphasize Beneficial Bank’s existing community activities, Beneficial Mutual Bancorp also contributed $500,000 in cash and issued 950,000 shares, or 1.15% of its outstanding common stock, to The Beneficial Foundation, a Pennsylvania nonstock charitable foundation organized by Beneficial Bank in connection with its initial public offering.

Acquisition History

Acquisitions of banking institutions and other financial services companies within and surrounding our market area have been, and we expect will continue to be, a key component of our strategy. In 2007, in connection with the closing of our initial public offering, Beneficial Mutual Bancorp acquired FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank. The acquisition of FMS Financial Corporation and Farmers & Mechanics Bank, which had 31 branch offices in Burlington, Camden and Gloucester Counties in New Jersey, substantially enhanced our market share and solidified Beneficial Bank’s position as the largest Philadelphia-based bank operating solely in the greater Philadelphia metropolitan area. In 2012, Beneficial Mutual Bancorp acquired SE Financial Corp. and its wholly owned subsidiary, St. Edmond’s Federal Savings Bank. The acquisition increased our market share in southeastern Pennsylvania, specifically in Philadelphia and Delaware Counties. Additionally, the acquisition provided Beneficial Bank with new branches in Roxborough, Pennsylvania and Deptford, New Jersey.

We have also acquired other financial services companies to expand the retail products and services we offer to our customers. In 2005, Beneficial Insurance Services, LLC, a wholly owned subsidiary of Beneficial Bank, acquired the assets of a Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provided property, casualty, life, health and benefits insurance services to individuals and businesses. In 2007, Beneficial Insurance Services, LLC also acquired the business of CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company headquartered in Newtown Square, Pennsylvania.

Market Area

We are headquartered in Philadelphia, Pennsylvania. We currently operate 33 full-service banking offices in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties, Pennsylvania and 25 full-service banking offices in Burlington, Gloucester, and Camden Counties, New Jersey. We also operate one lending office in Montgomery County, Pennsylvania. In addition, Beneficial Insurance

Services, LLC, operates one office in Delaware County, Pennsylvania, and provides property, causality, life, health and professional liability insurance to our customers. We regularly evaluate our network of banking offices to optimize the penetration in our market area. We will occasionally open or consolidate banking offices.

Philadelphia is the sixth largest metropolitan region in the United States and home to over 64 colleges and universities. Traditionally, the economy of the Philadelphia metropolitan area was driven by the manufacturing and distribution sectors. However, the region has evolved into a more diverse economy geared toward information and service-based businesses. Currently, the leading employment sectors in the region are (1) educational and health services; (2) transportation, trade and utilities services; (3) professional and business services; and (4) due to the region’s numerous historic attractions, leisure and hospitality services. The region’s leading employers include Jefferson Health System, the University of Pennsylvania Health System, Merck & Company, Inc. and Comcast Corporation. The Philadelphia metropolitan area has also evolved into one of the major corporate centers in the United States due to its geographic location, access to transportation, significant number of educational facilities to supply technical talent and available land for corporate and industrial development. The Philadelphia metropolitan area is currently home to 13 Fortune 500 companies, including AmerisourceBergen, Comcast, Sunoco, DuPont, Aramark and Lincoln Financial.

According to a 2013 census, the population of our eight-county primary retail market area totaled approximately 5.3 million. Overall, the eight counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections. However, the Philadelphia region is slowly recovering from the effects of the recent economic recession where falling home prices and sharply reduced sales volumes, along with the collapse of the United States’ subprime mortgage industry in 2008 that followed a national home price peak, significantly contributed to a recession that officially lasted until June 2009, although the effects continued thereafter. The unemployment rate, not seasonally adjusted, for the Philadelphia metropolitan area totaled 5.0% in December 2014, which was lower than the national unemployment rate of 5.4% in December 2014.

Competition

We face significant competition for the attraction of deposits and origination of loans. Our most direct competition for deposits has historically come from the many banks, thrift institutions and credit unions operating in our market area and, to a lesser extent, from other financial service companies such as brokerage firms and insurance companies.

Over the past several years, a number of large holding companies that operate banks in our market area have experienced significant credit, capital and liquidity setbacks that have led to their acquisition by even larger holding companies, some of which are located outside of the United States, including Sovereign Bank and Commerce Bank, which were acquired by Banco Santander, S.A. and Toronto Dominion Bank, respectively. In addition, Wachovia Bank, which held the largest deposit market share in our market area, has been acquired by Wells Fargo & Company. We also face competition for investors’ funds from money market funds, mutual funds and other corporate and government securities.

Our competition for loans comes primarily from the competitors referenced above and other regional and local community banks, thrifts and credit unions and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies and specialty finance companies, although the credit market disruptions stemming from the deterioration of sub-prime loans have reduced the number of non-depository competitors in the residential mortgage market.

We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

We offer a variety of loans including commercial, residential and consumer loans. Our commercial loan portfolio includes business loans, commercial real estate loans and commercial construction loans. Our residential loan portfolio includes one- to four-family residential real estate loans and one- to four-family residential construction loans. Our consumer loan portfolio primarily includes automobile loans, personal loans including recreational vehicles, manufactured housing and marine loans, educational loans and home equity loans and lines of credit.

We intend to continue to emphasize commercial and small business lending and remain focused on commercial real estate lending. We will continue to proactively monitor and manage existing credit relationships. During the year ended December 31, 2014, we continued to invest in our credit risk management and lending staff and processes to position Beneficial Bank for growth. Specifically, in the past year, we hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts.

Commercial Real Estate Loans. At December 31, 2014, commercial real estate loans totaled $609.6 million, or 25.2% of our total loan portfolio. This portfolio is comprised of loans for the acquisition (purchase), financing and/or refinancing of commercial real estate and the financing of income-producing real estate. Income-producing real estate includes real estate held for lease to third parties and nonresidential real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third-parties. The commercial real estate portfolio includes loans to finance office buildings, apartment buildings, shopping centers, hotels, motels, dormitories, nursing homes, assisted-living facilities, mini-storage warehouse facilities and similar non-owner-occupied properties.

We offer both fixed and adjustable rate commercial real estate loans. We originate a variety of commercial real estate loans generally for terms of up to 10 years and with payments generally based on an amortization schedule of up to 25 years. Our fixed rate loans are typically based on either the Federal Home Loan Bank of Pittsburgh’s borrowing rate or U.S. Treasury rate and generally most are fixed with a rate reset after a five-year period.

When making commercial real estate loans, we consider the financial statements and tax returns of the borrower, the borrower’s payment history of its debt, the debt service capabilities of the borrower, the projected cash flows of the real estate, leases for any of the tenants located at the collateral property and the value of the collateral.

As of December 31, 2014, our largest commercial real estate loan was a $21.7 million loan for a 136-unit hotel in the greater Philadelphia area. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2014.

Commercial Business Loans. At December 31, 2014, commercial business loans totaled $442.2 million, or 18.2% of our total loan portfolio.

This portfolio is comprised of loans to individuals, sole proprietorships, partnerships, corporations, and other business enterprises, whether secured or unsecured, single-payment or installment, for commercial, industrial and professional purposes as well as owner-occupied real estate loans. Owner-occupied real estate loans are loans where the primary source of repayment is the cash flow generated by the occupying business. Proceeds from these loans may finance the acquisition or construction of business premises or may be used for other business purposes such as working capital. In many cases, the owner of the occupying business owns the building in a separate entity and leases it to the business. In an owner-occupied property, more than 50% of the primary source of repayment is derived from the affiliated entity. Properties such as hospitals, golf courses, recreational facilities, and car washes are considered owner-occupied unless leased to an unaffiliated party.

We offer lines of credit, intermediate term loans and long term loans primarily to assist businesses in achieving their growth objectives and/or working or long-term capital needs. The interest rates for these loans are typically based on LIBOR, bank prime, U.S. Treasury or Federal Home Loan Bank of Pittsburgh borrowing rate. These loans are usually secured by business assets, including but not limited to, accounts receivable, inventory, equipment and real estate. Many of these loans include the personal guarantees of the owners or business owners.

When making commercial business loans, we review financial information of the borrowers and guarantors. We apply a due diligence process that includes a review of the borrowers’ and/or guarantors’ payment history, an understanding of the business and its industry, an assessment of the management capabilities, an analysis of the financial capacity, financial condition and cash flows of the borrower, an assessment of the collateral and when applicable a review of the guarantors’ financial capacity and condition.

Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Included in our shared national credit portfolio are purchased participations and assignments in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets. Even though we intend to hold these loans in our portfolio, we actively monitor the secondary market for these types of loans to ensure that we maintain flexibility to sell such loans in the event of deteriorating credit quality. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30%. We may reevaluate these limits in future periods.

The shared national credit loans are typically variable rate with terms ranging from one to seven years. At December 31, 2014, shared national credits totaled $186.7 million, which included $124.8 million of leveraged lending transactions. All of these loans were classified as pass rated as of December 31, 2014 as all payments are current and the loans are performing in accordance with their contractual terms.

At December 31, 2014, our largest commercial business loan was a $30.0 million shared national credit. The loan was performing in accordance with its original terms at December 31, 2014.

Commercial Construction Loans. At December 31, 2014, commercial construction loans totaled $69.1 million, or 2.9% of our total loan portfolio.

We offer commercial construction loans to commercial real estate construction developers in our market area. We offer loans secured by real estate, with original maturities of 60 months or less, made to finance land development costs incurred before erecting new structures (i.e., the process of improving land including laying sewers, water pipes, etc.) or the on-site construction of industrial, commercial, residential, or farm buildings. Commercial construction loans include loans secured by real estate which are used to acquire and improve developed and undeveloped property as well as used to alter or demolish existing structures to allow for new development.

We generally limit the number of model homes and homes built on speculation, and scheduled draws against executed agreements of sales as conditions of the commercial construction loans.

Commercial real estate construction loans are typically based upon the prime rate as published in The Wall Street Journal and/or LIBOR. Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75%, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65%.

When making commercial construction loans, we consider the financial statements of the borrower, the borrower’s payment history, the projected cash flows from the proposed real estate collateral, and the value of the collateral. In general, our real estate construction loans are guaranteed by the borrowers. We consider the financial statements and tax returns of the guarantors, along with the guarantors’ payment history, when underwriting a commercial construction loan.

At December 31, 2014, our largest commercial construction loan was a $9.4 million loan secured by a hotel being developed in Pittsburgh and general business assets. The loan was performing in accordance with its original terms at December 31, 2014.

One- to Four-Family Residential Loans. At December 31, 2014, one- to four-family residential loans totaled $667.8 million, or 27.6% of our total loan portfolio.

We offer fixed-rate and adjustable-rate residential mortgage loans. We offer fixed-rate mortgage loans with terms of up to 30 years. Approximately 91.9% of our outstanding residential loans were fixed rate loans at December 31, 2014. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index or LIBOR. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. To increase the originations of adjustable-rate loans, we have been originating loans that bear a fixed interest rate for a period of three to five years after which they convert to one-year adjustable-rate loans. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization. Although we offer adjustable-rate loans with initial rates below the fully indexed rate, loans tied to the one-year constant maturity treasury are underwritten using methods approved by the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or the Federal National Mortgage Association (“Fannie Mae”).

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2014, floating or adjustable rate mortgage loans totaled approximately $54.0 million and fixed rate mortgage loans totaled approximately $613.8 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full either upon sale of the property pledged as security or upon refinancing the original loan. Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans. We do not offer loans with negative amortization or interest-only loans.

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. However, we do offer loans with loan-to-value ratios of up to 100% under a special low income loan program, which consisted of $18.6 million in loans as of December 31, 2014. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first-time home owner loan program. We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our board of directors. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Home Equity and Equity Lines of Credit. At December 31, 2014, home equity loans and equity lines of credit totaled $227.1 million, or 9.3% of our total loan portfolio.

We offer consumer home equity loans and equity lines of credit that are secured by one- to four-family residential real estate, where Beneficial Bank may be in a first or second lien position. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity loans have fixed-rates of interest and are originated with terms of generally up to 15 years with some exceptions up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity lines of credit can have repayment schedules of both principal and interest or interest only paid monthly. We hold a first mortgage position on approximately 51% of the homes that secured our home equity loans and lines of credit at December 31, 2014.

The procedures for underwriting consumer home equity and equity lines of credit include an assessment of the applicant’s payment history on other debts and ability to meet existing obligations and payments on the proposed loan. Although the applicant’s creditworthiness is a primary consideration, the underwriting process also includes a comparison of the value of the collateral to the proposed loan amount.

Consumer Personal Loans. At December 31, 2014, consumer personal loans totaled $28.7 million, or 1.2% of our total loan portfolio.

We offer a variety of consumer personal loans, including loans for automobiles, unsecured personal loans and lines of credit. Our consumer loans secured by passbook accounts and certificates of deposit held at Beneficial Bank are based upon the prime rate as published in The Wall Street Journal with terms up to four years. We will offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the passbook account. We also offer unsecured loans and lines of credit with terms up to five years. Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk.”

Consumer Education Loans. At December 31, 2014, consumer education loans totaled $195.2 million, or 8.1% of our total loan portfolio. Our consumer education loans are unsecured but generally 98% government guaranteed. These loans are serviced by the Pennsylvania Higher Education Assistance Agency and Navient (formerly Sallie Mae). Our consumer education loan portfolio was previously purchased. We do not except to purchase or originate more of these types of loans. Thus, we expect this portfolio to decrease as these loans continue to be paid down.

Indirect Automobile Loans. At December 31, 2014, automobile loans that we originated totaled $181.8 million, or 7.5% of our total loan portfolio. We offer loans secured by new and used automobiles. The majority of the loans in this portfolio are indirect automobile loans. These loans have fixed interest rates and generally have terms up to six years. We offer automobile loans with loan-to-value ratios of up to 100% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

Credit Risks.

Commercial Real Estate Loans. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the property that secures the loan. Additional considerations include: location, market and geographic concentrations, loan to value ratio, strength of guarantors and quality of tenants. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on commercial real estate loans and rent rolls where applicable. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower, when applicable, and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2x and a loan to value no greater than 75%. An environmental report is obtained when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

Commercial Business Loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. Our commercial business loans also include owner-occupied commercial real estate where the cash flow supporting the loan is derived from the owners underlying business.

Construction Loans. Loans made to facilitate construction are primarily short term loans used to finance the construction of an owner-occupied residence or income producing assets. Generally, upon stabilization or upon completion and issuance of a certificate of occupancy, these loans convert to permanent loans with long-term amortization. Payments during construction consist of an interest-only period funded generally by borrower equity. As these loans represent higher risk, each project is monitored for progress throughout the life of the loan, and loan funding occurs through borrower draw requests. These requests are compared to agreed-upon project milestones and progress is verified by independent inspectors engaged by us.

Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the dwelling. If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

Residential Real Estate Loans. Loans made for the purchase of one to four family residential loans generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and are secured by real property with ascertainable fair values.  Because these loans tend to carry a fixed interest rate and have terms as long as 30 years, the Company can be adversely impacted if interest rates increase.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. In addition, although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on such loans.

Consumer Home Equity and Equity Lines of Credit. Consumer home equity loans and equity lines of credit are loans secured by one- to four-family residential real estate, where we may be in a first or second lien position. In each instance, the value of the property is determined and the loan is made against identified equity in the market value of the property. When a residential mortgage is not present on the property, a first lien position is secured against the property. In cases where a mortgage is present on the property, a second lien position is established, subordinated to the mortgage. As these subordinated liens represent higher risk, loan collection becomes more influenced by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Consumer and Automobile Loans. Unlike consumer home equity loans, these loans are either unsecured or secured by rapidly depreciating assets such as boats or motor homes. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and, therefore, are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Automobile loans may entail greater risk than residential mortgage loans, as they are secured by assets that depreciate rapidly. Repossessed collateral for a defaulted automobile loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Automobile loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Consumer Education Loans. These consumer loans are unsecured but generally 98% government guaranteed. Consumer education loan collections depend on the efforts of the Pennsylvania Higher Education Assistance Agency and Navient (formerly Sallie Mae) and are dependent on the borrower’s continuing financial stability. Therefore, these loans are likely to be adversely affected by various factors including job loss, divorce, illness or personal bankruptcy. As a result of the government guarantee, we will ultimately be unaffected materially by delinquencies in the portfolio.

Loan Originations and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, walk-in traffic, advertising and referrals from customers and other business contacts, including attorneys, accountants and other professionals.

We enter into purchase participations in loans to supplement our lending portfolio. Loan participations totaled $244.7 million at December 31, 2014 and are primarily comprised of commercial real estate and commercial and industrial loans. A portion of our participation loans are shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of December 31, 2014 and December 31, 2013, the balance of Beneficial Bank’s outstanding purchased shared national credits was $186.7 million and $44.7 million, respectively. See “—Lending Activities—Commercial Business Loans.” Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the board of directors. The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. Generally, all commercial loans greater than $5.0 million must be approved by the Senior Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Generally, all commercial loans greater than $30.0 million must be approved by the director loan committee of Beneficial Bank’s board of trustees, which is comprised of senior Beneficial Bank officers and five non-employee trustees. In addition, leveraged lending transactions must be approved by the Senior Loan Committee and the director loan committee of Beneficial Bank’s board of trustees.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2014, our regulatory limit on loans to one borrower was $99.9 million. Beneficial Bank’s internal lending limits are lower than the levels permitted by regulation and at December 31, 2014, the total exposure with our largest lending relationship was $30.0 million, which is a shared national credit. This loan is performing in accordance with the original terms at December 31, 2014.

Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Delinquent Loans. We identify loans that may need to be charged-off as a loss by reviewing all delinquent loans, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write down to management’s estimate of net realizable value. The collateral or cash flow shortfall on all secured loans is charged-off when the loan becomes 90 days delinquent or in the case of unsecured loans the entire balance is charged-off when the loan becomes 90 days delinquent. For more information on how Beneficial Bank addresses credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan and investment repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan and investment repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest bearing demand deposits (such as individual checking accounts), interest-bearing demand accounts (such as NOW, municipal and money market accounts), savings accounts and certificates of deposit.

Our three primary categories of deposit customers consist of retail or individual customers, businesses and municipalities. Our business banking and municipal deposit products include a commercial checking account and a checking account specifically designed for small businesses. Additionally, we offer cash management, including remote deposit, lockbox service and sweep accounts.

Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, the rates on borrowings, brokered deposits, our liquidity needs, profitability to us, and customer preferences and concerns. We generally review our deposit mix and pricing bi-weekly. Our deposit pricing strategy has generally been to offer competitive rates on all types of deposit products. Over the past few years, Beneficial Bank took advantage of the decrease in interest rates to reposition the balance sheet and improve its profitability, interest rate risk, and capital position through the run-off of higher cost, non-relationship-based municipal deposits.

Certificate of Deposit Account Registry Service (CDARS). Our participation in this program enables our customers to invest balances in excess of the Federal Deposit Insurance Corporation deposit insurance limit into other banks within the CDARS network while maintaining their relationship with us. We work with our customers to obtain the most favorable rates and combine all accounts for convenience onto one statement.

Brokered Certificates of Deposit. Our use of brokered deposits is limited. However, we will use brokered certificates of deposit to extend the maturity of our deposits and limit interest rate risk in our deposit portfolio. We generally limit our use of brokered certificates of deposit to 10% or less of total deposits. At December 31, 2014, our brokered certificates of deposits represented approximately 3.6% of total deposits.

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also have the ability to utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) notes and government agency mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one- to four-family real estate mortgage loans. At December 31, 2014, we had combined maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia of $1.2 billion.

Personnel

As of December 31, 2014, we had 775 full-time employees and 55 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Beneficial Insurance Services, LLC is a Pennsylvania limited liability company formed in 2004 and is wholly owned by Beneficial Bank. In 2005, Beneficial Insurance Services, LLC acquired the assets of Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provides property, casualty, life, health and benefits insurance services to individuals and businesses. In 2005,

Beneficial Insurance Services, LLC also acquired a 51% majority interest in Graphic Arts Insurance Agency, Inc. through its acquisition of the assets of Paul Hertel & Co. Inc. In 2007, Beneficial Insurance Services, LLC acquired the assets of the insurance brokerage firm, CLA Agency, Inc., based in Newtown Square, Pennsylvania. CLA Agency, Inc. provides property/casualty insurance to commercial business and provides professional liability insurance to physician groups, hospitals and healthcare facilities.

Beneficial Advisors, LLC, which is wholly owned by Beneficial Bank, is a Pennsylvania limited liability company formed in 2000 to offer wealth management services and investment and insurance related products, including, but not limited to, fixed- and variable-rate annuities and the sale of mutual funds and securities through a third party broker dealer.

Neumann Corporation, which was formed in 1990, is a Delaware investment holding company that holds title to various securities and other investments. Neumann Corporation is 100% owned by Beneficial Bank. At December 31, 2014, Neumann Corporation held $518.9 million in assets.

BSB Union Corporation was formed in 1994 to own and lease automobiles. BSB Corporation is wholly owned by Beneficial Bank. In 1998, BSB Union Corporation obtained approval to hold an interest in a “titling trust.” In 2012, BSB Union Corporation obtained approval to engage in equipment leasing activities. The leasing operations of BSB Union Corporation are currently inactive.

Beneficial Abstract, LLC is a currently inactive title insurance company in which Beneficial Bank purchased a 40% ownership interest in 2006.

Beneficial Equity Holdings, LLC, which is wholly owned by Beneficial Bank, was formed in 2004 and is currently inactive.

PA Real Property GP, LLC, which is wholly owned by Beneficial Bank, is a special purpose entity formed in 2009 to manage and hold other real estate owned properties in Pennsylvania until disposition.

NJ Real Property GP, LLC, which is wholly owned by Beneficial Bank, is a special purpose entity formed in 2010 to manage and hold OREO properties in New Jersey until disposition.

DE Real Property Holding, Inc., which is wholly owned by Beneficial Bank, is a special purpose entity formed in 2011 to manage and hold OREO properties in Delaware until disposition.

REGULATION AND SUPERVISION

General

The Bank is a Pennsylvania-chartered savings bank that is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking and Securities, as its primary regulator, and the FDIC, as its deposit insurer. The Bank is a member of the Federal Home Loan Bank system and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the Pennsylvania Department of Banking and Securities and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Pennsylvania Department of Banking and Securities and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in the regulatory requirements and policies, whether by the Pennsylvania Department of Banking and Securities, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the Bank and its operations.

The Dodd-Frank Act made extensive changes in the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated. Responsibility for the supervision and regulation of savings and loan holding companies was transferred to the Federal Reserve Board effective July 21, 2011. The Federal Reserve Board now supervises savings and loan holding companies as well as bank holding companies. Additionally, the Dodd-Frank Act created the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function previously assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10.0 billion in assets, such as the Bank, continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator. It is unclear what impact the Dodd-Frank Act will have on our business as many of the regulations under the act are still being developed. However, we expect that we will need to make additional investments in people, systems and outside consulting and legal resources to comply with the new regulations.

Certain of the regulatory requirements that are applicable to the Bank and the Company are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on the Bank and the Company.

Bank Regulation

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code of 1965, as amended, contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Pennsylvania Banking Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking and Securities so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. Specifically, under the Pennsylvania Banking Code, the Pennsylvania Department of Banking and Securities is given the authority to exercise such supervision over state-chartered savings banks as to afford the greatest safety to creditors, shareholders and depositors, ensure business safety and soundness, conserve assets, protect the public interest and maintain public confidence in such institutions.

The Pennsylvania Banking Code provides, among other powers, that state-chartered savings banks may engage in any activity permissible for a national banking association or federal savings association, subject to regulation by the Pennsylvania Department of Banking and Securities (which shall not be more restrictive than the regulation imposed upon a national banking association or federal savings association, respectively). Before it engages in an activity allowable for a national banking association or federal savings association, a state-chartered savings bank must either obtain prior approval from the Pennsylvania Department of Banking and Securities or provide at least 30 days’ prior written notice to the Pennsylvania Department of Banking and Securities. The authority of the Bank under Pennsylvania law, however, may be constrained by federal law and regulation. See “Investments and Activities” below.

Regulatory Capital Requirements. Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements. For an institution determined by the FDIC to not be anticipating or experiencing significant growth and to be in general a strong banking institution, rated composite 1 under the Uniform Financial Institutions Rating System established by the Federal Financial Institutions Examinations Council, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other institutions, the minimum leverage capital ratio is not less than 4%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and a percentage of certain nonfinancial equity investments.

The Bank must also comply with the FDIC risk-based capital guidelines. The FDIC guidelines require state non-member banks to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

State non-member banks must maintain a minimum ratio of total capital to risk-weighted assets of at least 8%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, long-term preferred stock, hybrid capital instruments, including mandatory convertible debt securities, term subordinated debt and certain other capital instruments and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital. At December 31, 2014, the Bank met each of these capital requirements.

The Dodd-Frank Act required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminated the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2014, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

Restrictions on Dividends. The Company’s ability to declare and pay dividends may depend in part on dividends received from the Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and provides that dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless shareholders’ equity is at least equal to contributed capital.

Interstate Banking and Branching. Federal law permits a bank, such as the Bank, to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out of interstate banking and branching. Federal law, as amended by the Dodd-Frank Act, also authorizes de novo branching into another state if the host state allows banks chartered by that state to establish such branches within its borders. The Bank currently has 25 full-service locations in Burlington, Gloucester and Camden counties, New Jersey. At its interstate branches, the Bank may conduct any activity that is authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank. The New Jersey Department of Banking and Insurance may exercise certain regulatory authority over the Bank’s New Jersey branches.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater (3% or greater for institutions with the highest examination rating). An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (less than 3% for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2014, the Bank met the conditions to be classified as a “well capitalized” institution.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. No institution may make a capital distribution, including payment as a dividend, if it would be “undercapitalized” after the payment. A bank’s compliance with such plans is required to be guaranteed by its parent holding company in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount needed to comply with regulatory capital requirements. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce assets and cease receipt of deposits from correspondent banks or dismiss directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions must comply with additional sanctions including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

Investments and Activities. Under federal law, all state-chartered banks insured by the FDIC have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of December 31, 2014, the Bank held no marketable equity securities under such grandfathering authority.

Transactions with Related Parties. Federal law limits the Bank’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”) its “affiliates” (e.g., any company that controls or is under common control with an institution). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by the Bank to its executive officers and directors. However, the law contains a specific exception for loans by the Bank to its executive officers and directors in compliance with federal banking laws. Under such laws, the Bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executives are subject to further limitations based on the type of loan involved.

Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the FDIC determines that a savings institution fails to meet any standard prescribed by the guidelines, the FDIC may require the institution to submit an acceptable plan to achieve compliance with the standard.

Insurance of Deposit Accounts. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The deposit insurance per account owner is currently $250,000.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. In 2011, the FDIC approved a final rule that implemented changes to the deposit insurance assessment system mandated by the Dodd-Frank Act. Under the final rule, assessment base for payment of FDIC premiums was changed from a deposit level base to an asset level base consisting of average tangible assets less average tangible equity.

The FDIC may adjust rates uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the FDIC assessment.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and our results of operations. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the Pennsylvania Department of Banking and Securities. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At December 31, 2014, Beneficial Bank had a maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh of $1.0 billion of which it had $165.0 million in outstanding borrowings. The balance remaining of $878.0 million is our unused borrowing capacity with the Federal Home Loan Bank at December 31, 2014. Beneficial Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Beneficial Bank was in compliance with requirements for the Federal Home Loan Bank of Pittsburgh with an investment of $8.8 million at December 31, 2014.

Community Reinvestment Act. Under the Community Reinvestment Act, as implemented by FDIC regulations, a state non-member bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The Community Reinvestment Act neither establishes specific lending requirements or programs for financial institutions nor limits an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The Community Reinvestment Act requires the FDIC, in connection with its examination of an institution, to assess the institution’s record of meeting the credit needs of its community and to consider such record when it evaluates applications made by such institution. The Community Reinvestment Act requires public disclosure of an institution’s Community Reinvestment Act rating. The Bank’s latest Community Reinvestment Act rating received from the FDIC was “outstanding.”

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•                  Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•                  Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                  Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•                  Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•                  Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies; and

•                  Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•                  Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                  Electronic Funds Transfer Act and Regulation E promulgated thereunder, which establishes the rights, liabilities and responsibilities of consumers who use electronic fund transfer (EFT) services and financial institutions that offer these services; its primary objective is the protection of individual consumers in their dealings with these services;

•                  Check Clearing for the 21st Century Act (also known as “Check 21”), which allows banks to create and receive “substitute checks” (paper reproduction of the original check), and discloses the customers rights regarding “substitute checks” pertaining to these items having the “same legal standing as the original paper check”;

•                  Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), and related regulations that require savings associations operating in the United States to develop new anti-money laundering compliance programs (including a customer identification program that must be incorporated into the anti-money laundering compliance program), due diligence policies and controls to ensure the detection and reporting of money laundering;

•                  The Gramm-Leach-Bliley Act, which prohibits a financial institution from disclosing non-public personal information about a consumer to non-affiliated third parties, unless the institution satisfies various notice and opt-out requirements;

•                  The Fair and Accurate Reporting Act of 2003, as an amendment to the Fair Credit Reporting Act, as noted previously, which includes provisions to help reduce identity theft by providing procedures for the identification, detection, and response to patterns, practices, or specific activities—known as “red flags”; and

•                  Truth in Savings Act, which establishes the requirement for clear and uniform disclosure of terms and conditions regarding interest and fees to help promote economic stability, competition between depository institutions, and allow the consumer to make informed decisions.

Holding Company Regulation

General.  The Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. As a result, prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

The Company is also subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would have potential applicability if the Company ever held as a separate subsidiary a depository institution in addition to the Bank.

The Company and the Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of the Company or the Bank.

The status of the Company as a registered bank holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Under the Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a bank holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a bank company.

Financial Reform Legislation

In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, repealed non-payment of interest on commercial demand deposits, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, forces originators of securitized loans to retain a percentage of the risk for the transferred loans, requires regulatory rate-setting for certain debit card interchange fees and contains a number of reforms related to mortgage origination. Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and require the issuance of implementing regulations. Their impact on operations cannot yet be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden, compliance costs and interest expense as well as potential reduced fee income for the Company and the Bank.

Effective July 21, 2011, the Bank began offering interest on certain commercial checking accounts as permitted by the Dodd-Frank Act. The Bank has been actively marketing full-service commercial checking accounts that include interest earned on these funds. Interest paid on commercial checking accounts will increase the Bank’s interest expense in the future.

In December 2013, final rules implementing the Volcker Rule (Section 619 of the Dodd-Frank Act) were promulgated by the five federal financial regulatory agencies responsible for implementing and enforcing the rule. The final rules are effective July 21, 2016. The Volcker Rule prohibits “banking entities” from proprietary trading and imposes substantial restrictions on their ownership or sponsorship of, and relationships with, certain “covered funds,” largely hedge funds and private equity funds. Importantly, with respect to proprietary trading, the final rule tightens the requirements for the hedging exemption to require that the hedge demonstrably mitigates a “specific, identified exposure.”

During the quarter ended December 31, 2013, Beneficial Mutual Bancorp, the Bank’s former parent holding company, sold $4.7 million of pooled trust securities that resulted in a $1.2 million loss due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule. These securities were in a $740 thousand unrealized loss position at the time of the sale. Management reviewed the securities included in Beneficial Mutual Bancorp’s investment portfolio and noted that, at December 31, 2013, the majority of the investment portfolio was comprised of mortgage-backed securities issued by Freddie Mac and Fannie Mae and Ginnie Mae, including CMO securities issued by Freddie Mac and Fannie Mae. The Company’s investment portfolio also includes municipal bonds, GSE and government agency notes, foreign bonds, mutual funds and money market funds. The Company does not engage in proprietary trading and does not have a position in covered funds as defined in the Volcker Rule as of December 31, 2014. Management believes that securities held in the Company’s investment portfolio as of December 31, 2014 are not impacted by Volcker Rule. In addition, management determined that we have no hedges that would be impacted by the Volcker Rule.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act. As a result, the Company is required to file quarterly and annual reports with the Securities and Exchange Commission and is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act.

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The tax years 2011 through 2013 remain subject to examination by the Internal Revenue Service and by Pennsylvania and Philadelphia taxing authorities. The 2012 and 2013 tax years remain subject to examination by New Jersey taxing authorities. For 2014, Beneficial Bank’s maximum federal income tax rate was 35%.

Beneficial Bancorp and Beneficial Bank have entered into a tax allocation agreement. Because Beneficial Bancorp owns 100% of the issued and outstanding capital stock of Beneficial Bank, Beneficial Bancorp and Beneficial Bank are members of an affiliated group within the meaning of Section 1504(a) of the Internal Revenue Code, of which group Beneficial Bancorp is the common parent corporation. As a result of this affiliation, Beneficial Bank may be included in the filing of a consolidated federal income tax return with Beneficial Bancorp and, if a decision to file a consolidated tax return is made, the parties have agreed to compensate each other for their individual share of the consolidated tax liability and/or any tax benefits provided by them in the filing of the consolidated federal income tax return.

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves as of December 31, 1987. Approximately $2.3 million of income tax related to our accumulated bad debt reserves would not be recognized unless Beneficial Bank makes a “non-dividend distribution” to Beneficial Bancorp as described below.

Distributions. If Beneficial Bank makes “non-dividend distributions” to Beneficial Bancorp, the distributions will be considered to have been made from Beneficial Bank’s un-recaptured tax bad debt reserves, including the balance of its reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from Beneficial Bank’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in Beneficial Bank’s taxable income. Non-dividend distributions include distributions in excess of Beneficial Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of Beneficial Bank’s current or accumulated earnings and profits will not be so included in Beneficial Bank’s taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Beneficial Bank makes a non-dividend distribution to Beneficial Bancorp, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. Beneficial Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State Taxation

Pennsylvania Taxation. Beneficial Bank, as a savings bank conducting business in Pennsylvania, is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax (“MTIT”) Act, as amended to include thrift institutions having capital stock. The MTIT is a tax upon separately stated net book income, determined in accordance with generally accepted accounting principles with certain adjustments. In computing income subject to MTIT taxation, there is an allowance for the deduction of interest income earned on state, federal and local obligations, while also disallowing a portion of a thrift’s interest expense associated with such tax-exempt income. The MTIT tax rate is 11.5%. Net operating losses, if any, can be carried forward a maximum of three years for MTIT purposes.

Philadelphia Taxation. In addition, as a savings bank conducting business in Philadelphia, Beneficial Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2014 tax rate was 6.45% on net income and 0.14% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by shareholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

New Jersey Taxation. Beneficial Bank and BSB Union Corporation are subject to New Jersey’s Corporation Business Tax at the rate of 9.0% on their separate company apportioned taxable income. For this purpose, “taxable income” generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations). Net operating losses may be carried forward for twenty years following the tax year for which they were first reported.

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers and will serve in the same positions following the conversion and the offering:

Name	Position
Gerard P. Cuddy	President and Chief Executive Officer of Beneficial Bancorp and Beneficial Bank
Thomas D. Cestare	Executive Vice President and Chief Financial Officer of Beneficial Bancorp and Beneficial Bank
Martin F. Gallagher	Executive Vice President and Chief Lending Officer of Beneficial Bank
Robert J. Maines	Executive Vice President and Director of Operations of Beneficial Bank
Pamela M. Cyr	Executive Vice President and Chief Retail Banking Officer of Beneficial Bank
Joanne R. Ryder	Executive Vice President and Director of Brand & Strategy of Beneficial Bank

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2014.

Thomas D. Cestare joined Beneficial Bank as Executive Vice President and Chief Financial Officer of Beneficial Bank in July 2010. Before joining Beneficial Bancorp and Beneficial Bank, Mr. Cestare served as Executive Vice President and Chief Accounting Officer of Sovereign Bancorp. Mr. Cestare is a certified public accountant who was a partner with the public accounting firm of KPMG LLP before joining Sovereign Bancorp in 2005. Age 46.

Martin F. Gallagher has served as Executive Vice President and Chief Lending Officer of Beneficial Bank since February 2015.  Mr.  Gallagher joined Beneficial Bank’s commercial banking group in June 2011 and was named Executive Vice President and Chief Credit Officer in January 2012. Before that time, Mr. Gallagher managed and developed commercial banking portfolios for Bryn Mawr Trust Company and National Penn Bank. Age 58.

Robert J. Maines joined Beneficial Bank in July 2008 and was named Executive Vice President and Director of Operations in January 2012. Before that time, Mr. Maines served as the Director of Risk Management at Accume Partners. Before joining Accume Partners in 2006, Mr. Maines served as First Vice President, Senior Audit Manager at MBNA. Age 46.

Pamela M. Cyr is the former President and Chief Executive Officer of SE Financial Corp. Ms. Cyr joined Beneficial Bank in June 2012 and was named Executive Vice President and Chief Retail Banking Officer. Age 47.

Joanne R. Ryder joined Beneficial Bank in July 2007 as Director of Marketing and was named Executive Vice President and Director of Brand & Strategy in January 2012. Before that time, Ms. Ryder served as Vice President, Field Marketing Manager at Commerce Bank. Age 40.

Item 1A.    RISK FACTORS

Continued low loan demand may negatively impact our earnings and results of operations.

The severe economic recession of 2008 and 2009 and the slow economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of slow economic conditions. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations and has reduced loan demand in our market areas. As a result of this reduced loan demand, we have invested excess liquidity in low-yielding cash equivalent assets and low-yielding investment securities, which has negatively impacted our earnings. Prolonged low loan demand in our market area could require us to continue to invest excess liquidity in these types of low-yielding assets, which would continue to adversely affect our earnings and results of operations.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. At December 31, 2014, we were asset sensitive and would benefit from an increase in interest rates.  In the event of a 200 basis point increase in interest rates, we would expect to experience a 6.7% increase in net interest income. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results.

In addition, loan volume and yields are affected by market interest rates on loans, and rising interest rates generally are associated with a lower volume of loan originations. An increase in the general level of interest rates may also adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Accordingly, changes in levels of market interest rates could materially adversely affect our net interest spread, asset quality, loan origination volume and overall profitability. In addition, our deposits are subject to increases in interest rates and as interest rates rise we may lose these deposits if we do not pay competitive interest rates, which may affect our liquidity and profits.

Our emphasis on commercial loans may expose us to increased lending risks.

At December 31, 2014, $609.6 million, or 25.2%, of our loan portfolio consisted of commercial real estate loans, $442.2 million, or 18.2%, of our loan portfolio consisted of commercial business loans, and $69.1 million, or 2.9%, of our loan portfolio consisted of commercial construction loans, including loans for the acquisition and development of property. At December 31, 2014, we had a total of 36 land acquisition and development loans totaling $87.8 million included in commercial real estate and commercial construction loans, which consist of seven residential land acquisition and development loans totaling $27.6 million and 29 commercial land acquisition and development loans totaling $60.2 million. We are committed to growing our commercial banking business and, in the past year, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. We expect to continue to look for additional qualified lenders to further accelerate our commercial loan growth.

Commercial real estate loans and commercial business loans generally expose a lender to a greater risk of loss than one- to four-family residential loans. Repayment of commercial real estate and commercial business loans generally is dependent, in large part, on sufficient income from the property or business to cover operating expenses and debt service. Commercial real estate loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Changes in economic conditions that are out of the control of the borrower and lender could impact the value of the security for the loan, the future cash flow of the affected property, or the marketability of a construction project with respect to loans originated for the acquisition and development of property. Additionally, any decline in real estate values may be more pronounced with respect to commercial real estate properties than residential properties. Also, many of our multi-family and commercial real estate and commercial business borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan. Further, unlike residential mortgages or multi-family and commercial real estate loans, commercial and industrial loans may be secured by collateral other than real estate, such as inventory and accounts receivable, the value of which may be more difficult to appraise and may be more susceptible to fluctuation in value at default.

Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Included in our shared national credit portfolio are purchased participations and assignments in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets. Even though we intend to hold these loans in our portfolio, we actively monitor the secondary market for these types of loans to ensure that we maintain flexibility to sell such loans in the event of deteriorating credit quality. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30%. However, we may reevaluate these limits in future periods.

Strong competition within our market area could hurt our profits and slow growth.

We face substantial competition in originating loans, both commercial and consumer. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages that we do not, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting business and consumer deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages that we do not, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations. As a result, we may need to seek other sources of funds that may be more expensive to obtain and could increase our cost of funds.

Our banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations, which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over our banking and non-banking subsidiaries in providing certain products and services. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share, and adversely affect our earnings and financial condition.

In addition, our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and we are aware that certain of our competitors have directly targeted our employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

Our emphasis on residential mortgage loans and home equity loans exposes us to lending risks, and the geographic concentration of our loan portfolio and lending activities makes us vulnerable to a downturn in the local economy.

At December 31, 2014, $667.8 million, or 27.6% of our loan portfolio, was secured by one- to four-family real estate and $227.1 million, or 9.3% of our loan portfolio, was secured by home equity loans and lines of credit. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in our local housing market has reduced the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new multi-family, commercial real estate, residential mortgage, and home equity loan originations and increased delinquencies and defaults in our real estate loan portfolio.

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Although economic conditions have improved since the end of the economic recession in June 2009, economic growth has been slow and uneven, wage growth has been low, and concerns still exist over the federal deficit and government spending, which have all contributed to diminished expectations for the economy. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and increases in unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations will be negatively impacted.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the results of our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio of multi-family, commercial business and commercial real estate loans, as well any future credit deterioration, could also require us to increase our allowance further in the future.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our results of operations and financial condition.

A significant percentage of our assets is invested in securities which typically have a lower yield than our loan portfolio.

Our results of operations are substantially dependent on our net interest income. At December 31, 2014, 42.7% of our assets was invested in investment securities, overnight investments and cash and due from banks. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to our growth in the past, and remain a component of our business model. Accordingly, it is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including (1) our ability to identify suitable merger partners and acquisition opportunities, (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices and (3) our ability to receive the necessary regulatory and, when required, shareholder approvals. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations and (2) the diversion of management’s attention from existing operations. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies.

We hold goodwill, an intangible asset that could be classified as impaired in the future. If goodwill is considered to be either partially or fully impaired in the future, our earnings and the book value of goodwill would decrease.

We are required to test our goodwill for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities and information concerning the terminal valuation of similarly situated insured depository institutions. It is possible that future impairment testing could result in a partial or full impairment of the value of our goodwill. If an impairment determination is made in a future reporting period, our earnings and the book value of goodwill will be reduced by the amount of the impairment.

Beneficial Insurance Services, LLC represents $9.3 million of our goodwill balance. Based on our latest annual impairment assessment in 2014 for Beneficial Insurance Services, LLC we concluded that goodwill was not impaired. Although, we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2014, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

The preparation of our tax returns requires the use of estimates and interpretations of complex tax laws and regulations and is subject to review by taxing authorities.

We are subject to the income tax laws of the U.S., its states and municipalities. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense and filing returns, we must make judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. We are subject to ongoing tax examinations and assessments in various jurisdictions.

As of December 31, 2014, we had net deferred tax assets totaling $43.7 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2014. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the Federal Deposit Insurance Corporation, as insurer of our deposits, and by the Pennsylvania Department of Banking and Securities as our primary regulator. Beneficial Bancorp is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Beneficial Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may increase our costs of operations and have a material impact on our operations.

Legislative financial reforms and future regulatory reforms required by such legislation could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Act, which was signed into law on July 21, 2010, will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. Under the Dodd-Frank Act, the Office of Thrift Supervision was merged into the Office of the Comptroller of the Currency. Savings and loan holding companies, including Beneficial Bancorp, became regulated by the Federal Reserve Board.

Although savings and loan holding companies are not currently subject to specific regulatory capital requirements, the Dodd-Frank Act requires the Federal Reserve Board to promulgate consolidated capital requirements for all depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In addition, the Dodd-Frank Act codifies the Federal Reserve Board’s existing “source of strength” policy that holding companies act as a source of strength to their insured institution subsidiaries by providing capital, liquidity and other support in times of distress. The Dodd-Frank Act also provides for the creation of a new agency, the Consumer Financial Protection Bureau, to assure the implementation of federal consumer financial protection and fair lending laws for the depository institution regulators. Furthermore, the Dodd-Frank Act repealed payment of interest on commercial demand deposits, forced originators of securitized loans to retain a percentage of the risk for the transferred loans, required regulatory rate-setting for certain debit card interchange fees and contained a number of reforms related to mortgage origination. In response to the changing regulatory environment, we have made enhancements to people, processes, and controls to ensure we are complying with new regulations. It is unclear what impact the Dodd-Frank Act will have on our business in the future as many of the regulations under the act are still being developed. However, we expect that we will need to continue to make additional investments in people, systems and outside consulting and legal resources to comply with the new regulations.

While it is difficult to predict at this time what specific impact the Dodd-Frank Act and the related yet to be written implementing rules and regulations will have on us, we expect that, at a minimum, our operating and compliance costs will increase, and our interest expense could increase, as a result of these new rules and regulations.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal bank regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Federal Deposit Insurance Corporation’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations. See “Regulation and Supervision—Federal Banking Regulation—Capital Requirements” for a discussion of regulatory capital requirements.

We will become subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.

In July 2013, the Federal Deposit Insurance Corporation and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to Beneficial Bank and Beneficial Bancorp. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of more stringent capital requirements for Beneficial Bank and Beneficial Bancorp could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were to be unable to comply with such requirements.

Our framework for managing risks may not be effective in mitigating risk and loss.

Our risk management framework seeks to mitigate risk and loss. We have established processes and procedures intended to identify, measure, monitor, report and analyze the types of risk to which we are subject, including liquidity risk, interest rate risk, credit risk, market risk and reputational risk, among others. However, as with any risk management framework, there are inherent limitations to our risk management strategies and there may exist, or develop in the future, risks that we have not anticipated or identified. If our risk management framework proves to be ineffective, we could suffer unexpected losses and could be materially adversely affected.

Loss of, or failure to adequately safeguard, confidential or proprietary information may adversely affect our operations, net income or reputation.

We regularly collect, process, transmit and store significant amounts of confidential information regarding our customers, employees and others and concerning our own business, operations, plans and strategies. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf.

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks and mobile phishing. Mobile phishing, a means for identity thieves to obtain sensitive personal information through fraudulent e-mail, text or voice mail, is an emerging threat targeting the customers of popular financial entities. A failure in or breach of our operational or information security systems, or those of our third-party service providers, as a result of cyber-attacks or information security breaches or due to employee error, malfeasance or other disruptions could adversely affect our business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase our costs and/or cause losses.

If this confidential or proprietary information were to be mishandled, misused or lost, we could be exposed to significant regulatory consequences, reputational damage, civil litigation and financial loss.

Although we employ a variety of physical, procedural and technological safeguards to protect this confidential and proprietary information from mishandling, misuse or loss, these safeguards do not provide absolute assurance that mishandling, misuse or loss of the information will not occur, and that if mishandling, misuse or loss of the information did occur, those events will be promptly detected and addressed. Similarly, when confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on our behalf, our policies and procedures require that the third party agree to maintain the confidentiality of the information, establish and maintain policies and procedures designed to preserve the confidentiality of the information, and permit us to confirm the third party’s compliance with the terms of the agreement. Although we believe that we have adequate information security procedures and other safeguards in place, as information security risks and cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

The failure of other companies to adequately provide key components of our business infrastructure could adversely affect our operations and revenues.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core processing systems. While we have selected these third party vendors carefully and our agreements include requirements regarding the levels of their service quality, we ultimately do not control their actions. Any problems caused by these third parties, including those that result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

We conduct our business through our main office and 58 branch offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington, Camden and Gloucester Counties in New Jersey. We own 30 properties and lease the other 28 properties. In Pennsylvania, we serve our customers through our four offices in Bucks County, six offices in Delaware County, eight offices in Montgomery County, 13 offices in Philadelphia County and two offices in Chester County. In New Jersey, we serve our customers through our 19 offices in Burlington County, five offices in Camden County and one office in Gloucester County. In addition, Beneficial Insurance operates one office in Delaware County, Pennsylvania. All branches and offices are adequate for business operation. During the first quarter of 2014, we also completed our headquarters move to Beneficial Bank Place, 1818 Market Street, Philadelphia, Pennsylvania under a new long-term lease. This long-term lease renews our commitment to remain the oldest and largest Philadelphia-based bank. Our new location increases our visibility in the city and is located in the heart of Philadelphia’s business district.

Item 3.     LEGAL PROCEEDINGS

Beneficial Bancorp and Beneficial Bank are involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “BNCL.” As of February 26, 2015, the Company had approximately 2,775 holders of record of common stock.  The number of holders of record of common stock as of February 26, 2015 reflects the composition of the Company’s stockholder base following the consummation of the Bank’s second-step conversion, which was completed on January 12, 2015.

The following table sets forth high and low sales prices for Beneficial Bancorp’s common stock for the periods indicated. Beneficial Bancorp did not pay any dividends during these periods.

2014:	High	Low

First Quarter	$13.72	$10.71
Second Quarter	$13.72	$12.70
Third Quarter	$13.98	$12.78
Fourth Quarter	$13.92	$12.08

2013:	High	Low

First Quarter	$10.30	$9.23
Second Quarter	$10.11	$8.40
Third Quarter	$10.00	$8.40
Fourth Quarter	$11.15	$9.75

Stock Performance Graph

The following graph compares the cumulative total return of the Company’s common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all Standard Industrial Classification, (“SIC”)).  The graph assumes $100 was invested on December 31, 2009, the first day of trading of the Company’s common stock.  Cumulative total return assumes reinvestment of all dividends.  The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Beneficial Mutual Bancorp, Inc.	100.00	88.30	83.60	95.00	109.20	122.70
NASDAQ Composite	100.00	98.00	96.24	111.54	154.29	174.96
SNL Mid-Atlantic Thrift Index	100.00	72.17	53.46	61.59	77.45	79.25

Purchases of Equity Securities

On October 24, 2013, the Company announced that its Board of Directors had adopted a stock repurchase program enabling the Company to acquire up to 4,000,000 shares of the Company’s outstanding common stock. As of September 30, 2014, the Company had repurchased 2,929,971 shares of its common stock under the October 24, 2013 stock repurchase program.  The Company did not repurchase any shares of its common stock during the fourth quarter of 2014. The repurchase program will continue until it is completed or terminated by the Company’s Board of Directors. However, under current federal regulations, subject to limited exceptions, we may not repurchase shares of our common stock during the first year following the completion of our second-step conversion, which was consummated on January 12, 2015.

Item 6.     SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

At and For the Year Ended December 31, (Dollars in thousands, except per share amounts)	2014	2013	2012	2011	2010

Financial Condition Data:
Total assets	$4,751,522	$4,583,413	$5,006,404	$4,596,104	$4,929,785
Cash and cash equivalents	534,015	355,683	489,908	347,956	90,299
Trading securities	—	—	—	—	6,316
Investment securities available-for-sale	757,834	1,034,180	1,267,491	875,011	1,541,991
Investment securities held-to-maturity	727,755	528,829	477,198	482,695	86,609
Loans receivable, net	2,371,091	2,286,158	2,389,655	2,521,916	2,751,036
Deposits	3,879,709	3,660,016	3,927,513	3,594,802	3,942,304
Federal Home Loan Bank advances	165,000	195,000	140,000	100,000	113,000
Other borrowed funds	25,388	55,370	110,352	150,335	160,317
Stockholders’ equity	610,894	615,146	633,873	629,380	615,547

Operating Data:
Interest income	$139,305	$149,376	$170,430	$180,143	$197,514
Interest expense	21,881	25,640	30,973	38,046	49,896
Net interest income	117,424	123,736	139,457	142,097	147,618
Provision for loan losses	200	13,000	28,000	37,500	70,200
Net interest income after provision for loan losses	117,224	110,736	111,457	104,597	77,418
Non-interest income	24,783	25,125	27,606	25,236	27,220
Non-interest expenses	118,251	120,688	123,125	120,710	128,390
Income (loss) before income taxes	23,756	15,173	15,938	9,123	(23,752)
Income tax expense (benefit)	5,723	2,595	1,759	(1,913)	(14,789)
Net income (loss)	$18,033	$12,578	$14,179	$11,036	$(8,963)

Average common shares outstanding — Basic	73,372,117	75,841,392	76,657,265	77,075,726	77,593,808
Average common shares outstanding — Diluted	73,988,528	76,085,398	76,827,872	77,231,303	77,593,808
Net income (loss) earnings per share - Basic	$0.25	$0.17	$0.18	$0.14	$(0.12)
Net income (loss) earnings per share — Diluted	$0.24	$0.17	$0.18	$0.14	$(0.12)
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

At and For the Year Ended December 31,	2014	2013	2012	2011	2010

Performance Ratios:
Return (loss) on average assets	0.40%	0.26%	0.29%	0.23%	(0.18)%

Return (loss) on average equity	2.94	2.01	2.23	1.77	(1.39)

Interest rate spread (1)	2.72	2.70	3.01	3.07	3.13

Net interest margin (2)	2.82	2.81	3.13	3.22	3.32

Non-interest expense to average assets	2.64	2.54	2.55	2.51	2.64

Efficiency ratio (3)	83.15	81.07	73.70	72.14	73.44

Average interest-earning assets to average interest-bearing liabilities	119.91	117.50	117.78	116.83	116.60

Average equity to average assets	13.67	13.15	13.10	12.94	13.30

Capital Ratios (4):
Tier 1 capital to average assets	11.05	10.15	9.53	9.67	8.89

Tier 1 capital to risk-weighted assets	21.17	20.57	19.23	18.09	15.69

Total risk-based capital to risk-weighted assets	22.43	21.83	20.50	19.35	16.95

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	2.09	2.38	2.36	2.10	1.62

Allowance for loan losses as a percent of non-performing loans	126.92	73.05	62.37	39.77	36.66

Net charge-offs to average outstanding loans during the period	0.22	0.63	0.96	1.05	2.53

Non-performing loans as a percent of total loans (5)	1.65	3.25	3.78	5.29	4.42

Non-performing assets as a percent of total assets (5)	0.87	1.79	2.08	3.35	2.85

Other Data:
Number of offices (6)	58	60	62	60	65

(1)         Represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost on average interest-bearing liabilities.

(2)         Represents net interest income as a percent of average interest-earning assets.

(3)         Represents other non-interest expenses divided by the sum of net interest income and non-interest income.

(4)         Ratios are for Beneficial Bank.

(5)         Non-performing loans and assets include accruing government guaranteed student loans past due 90 days or more.

(6)         During 2012, the Company acquired five branches and consolidated three branches as a result of the merger with SE Financial.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Summary

Our profitability is generally a function of the revenues we earn from our interest bearing assets less the cost of our interest bearing liabilities plus revenues we receive from non-interest income less our provision for loan losses and non-interest expenses.

Our primary source of revenue is net interest income. Net interest income, which comprises 82.6% of our revenue for the year ended December 31, 2014, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

A secondary source of revenue is non-interest income, which is income we receive from providing products and services. Traditionally, the majority of our non-interest income has come from service charges (mostly on deposit accounts), interchange income, mortgage banking and from fee income from our insurance and wealth management services.

Provision for loan losses is the expense we incur to cover the estimated inherent losses in our portfolio at each reporting period.

The non-interest expense represents our operating costs and consists of salaries and employee benefits expenses, the cost of our equity plans, occupancy expenses, depreciation, amortization and maintenance expenses and other miscellaneous expenses, such as loan and owned real estate expenses, advertising, insurance, professional services and printing and supplies expenses. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.

We recorded net income for the year ended December 31, 2014 of $18.0 million, or $0.24 per diluted share, compared to net income of $12.6 million, or $0.17 per diluted share, for the year ended December 31, 2013.  Improving asset quality resulted in lower provisions for loan losses and lower classified loan and real estate owned expense. During 2014, we were able to stabilize our net interest margin, which totaled 2.82% for the year ended December 31, 2014 compared to 2.81% for 2013.

Our business results continue to be impacted by slow economic growth in our markets. To stimulate economic growth, the Federal Reserve Board continues to hold short-term interest rates at historic lows and expects rates to remain low throughout 2015. The low rate environment has impacted the yield on our investment and loan portfolios. Slow economic growth and continued economic uncertainty has resulted in a slow recovery and limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery, which has resulted in low loan demand. This has resulted in increased competition among banks to secure new loans often with risky terms and lower pricing. We continue to adhere to our prudent underwriting standards and are committed to originating quality loans. As the economy slowly improves, we have seen reductions in our non-performing assets, past due loans and charge-off levels.

During 2014, our asset quality metrics showed continued signs of improvement. Our non-performing loans, including loans 90 days past due and still accruing, decreased to $39.9 million at December 31, 2014, compared to $76.2 million at December 31, 2013.  This decrease was primarily due to the sale of $23.6 million of non-performing commercial loans, which resulted in a $1.7 million net charge-off and a $1.6 million gain.

Net charge-offs during the year ended December 31, 2014 were $5.2 million compared to $15.0 million for the year ended December 31, 2013. As a result of the improvement our asset quality metrics, we were also able to reduce our provision for loan losses during 2014. At December 31, 2014, the Bank’s allowance for loan losses totaled $50.7 million, or 2.09% of total loans, compared to $55.6 million, or 2.38% of total loans, at December 31, 2013.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations. The Bank’s tier 1 leverage ratio increased to 11.05% at December 31, 2014 compared to 10.15% at December 31, 2013 and the Bank’s total risk based capital ratio increased to 22.43% at December 31, 2014 compared to 21.83% at December 31, 2013. These ratios have been further strengthened by the completion of our second step conversion that closed on January 12, 2015.  Our capital levels were significantly augmented by the $503.8 million public offering that we completed on January 12, 2015.

We believe in working with our customers to help them save and use credit wisely. We dedicate financial and human capital to support organizations that share our sense of responsibility to do what’s right for the communities we serve. We remain committed to the financial responsibility we have practiced throughout our 161-year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions.

To further improve our operating returns, we continue to leverage our position as one of the largest and oldest banks headquartered in the Philadelphia metropolitan area. We are focused on acquiring and retaining customers, and then educating them by aligning our products and services to their financial needs. We also intend to deploy some of our excess capital to grow Beneficial Bank in our markets.

Business Strategy

Our business strategy is to continue to operate and grow a profitable community-oriented financial institution. We plan to achieve this by executing our strategy of:

•                          Differentiating Beneficial Bank as a community bank that educates its customers to “do the right thing” financially by utilizing the “Beneficial Conversation” to better understand our customers and their needs and offer more personalized products and services;

•                          Increasing profitability through an improved balance sheet mix by growing commercial banking and small business lending and reducing our cash and investments;

•                          Employing a shareholder-focused management of capital;

•                          Expanding our franchise by selectively pursuing acquisition opportunities in or adjacent to our market area;

•                          Enhancing earnings by increasing core deposits and emphasizing operational efficiencies; and

•                          Maintaining asset quality by using consistent, disciplined underwriting practices to maintain the quality of our loan portfolio.

Differentiating Beneficial Bank as a community bank that educates its customers to “do the right thing” financially by utilizing the “Beneficial Conversation” to better understand our customers and their needs and offer more personalized products and services

We are committed to educating our customers to “do the right thing” financially by providing them with the tools necessary to make wise financial decisions. To effect this, we seek to understand our customers’ financial needs and goals through a conversational approach known as the “Beneficial Conversation,” which allows us to build financial plans around each customers’ needs, life stages and priorities. We have developed a sophisticated training program centered around the Beneficial Conversation that we have administered to our entire retail group in an effort to familiarize our employees with our broad array of financial products, including cash management, insurance and other related retail services we provide. We require that all of our employees become fluent and certified in this conversational approach to customer interaction, and we have implemented the “Beneficial Conversation” in our branch offices as well as through digital social media outlets. The Beneficial Conversation is a continuous, multi-step process that enables us to better understand a customer’s current financial state, future financial goals and the best path towards achieving those goals. Once we develop such an understanding, we then educate the customer on the products and services we offer that best help them attain their financial goals.

In addition to our branch offices, we maintain educational campuses that we believe provide the ideal setting for us to engage in the Beneficial Conversation with our customers. We opened our first two educational campuses in 2010 in Cherry Hill, New Jersey and have subsequently opened four additional campuses in Pennsylvania. Our educational campuses, which are strategically located within our branch network, exemplify our “knowledge bank” philosophy by providing educational workshops, where customers can receive helpful financial tips on a variety of topics from experts in their respective fields, in addition to traditional banking services. Each of our educational campuses also hosts a learning library that includes books for customers to read and borrow, offers as a “knowledge bar” that allows customers to explore new technologies in banking and includes space that can be used by local community members free of charge for meetings or seminars.

We believe that this approach to understanding our customers’ financial needs and providing customized product offerings will distinguish us from other regional and local community banks and increase products and services to our existing customers and acquire new customers.

Increasing profitability through an improved balance sheet mix by growing commercial banking and small business lending and reducing our cash and investments

We have a diversified loan portfolio, which includes commercial real estate and commercial and industrial loans made to middle market and small business customers. We are focused on improving the composition of our balance sheet by increasing loan production, particularly by originating commercial loans. Commercial loan customers provide us with an opportunity to offer a full range of our products and services including cash management, insurance, loan and deposit products. We have strengthened our infrastructure to support future growth by investing in highly-qualified employees in key areas, particularly with respect to our commercial banking business and by improving our technological capabilities and brand recognition. Specifically, in the past year, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. We plan to hire additional commercial lenders in the future. We are also focused on increasing our small business lending. At December 31, 2014, we had $94.4 million in small business loans, which represented approximately 3.9% of total loans. We currently offer a wide array of lending and deposit products that we can effectively market to our small business customers in an effort to increase our small business market share. To better capitalize on these opportunities, in recent years, we restructured our lending department and created a dedicated team of small business lenders who work with our branches and focus solely on small business lending. Also, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. At the same time, our capital base and greater product mix enables us to effectively compete against smaller banks.

Employing a shareholder-focused management of capital

Maintaining a strong capital base is critical to support our long-range business plan; however, we recognize that we will have a historically high level of capital following completion of the offering. Consequently, we intend to manage our capital position, using appropriate capital management tools to return excess capital to our stockholders, consistent with applicable regulations and policies. We have repurchased a total of $75.7 million, or 20%, of our publicly held common stock since 2008 and we may continue stock repurchases after completion of the conversion subject to market conditions and regulatory restrictions. Under current federal regulations, subject to limited exceptions, we may not repurchase shares of our common stock during the first year following the completion of our second-step conversion, which was consummated on January 12, 2015.

Expanding our franchise by selectively pursuing acquisition opportunities in or adjacent to our market area

Our growth strategy also includes the acquisition of other financial institutions and other financial service corporations primarily in or adjacent to our existing market areas. The markets we operate in are considered to be some of the most attractive banking markets in the United States, and we believe they will continue to provide us with exceptional opportunities to grow and transform Beneficial Bank. Since our initial public offering, we have expanded our franchise to include the suburbs of South Jersey. Additionally, we have strengthened our presence in our historic markets throughout Philadelphia and the surrounding counties, which has established Beneficial Bank as the oldest and largest bank headquartered in Philadelphia.

In July 2007, in connection with the consummation of its initial public offering, Beneficial Mutual Bancorp acquired FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank. In April 2012, Beneficial Mutual Bancorp acquired SE Financial Corp. and its wholly owned subsidiary, St. Edmond’s Federal Savings Bank. These acquisitions increased our market share and solidified our position as the largest Philadelphia-based bank operating solely in the greater Philadelphia metropolitan area. In 2005, Beneficial Insurance Services, LLC, a wholly owned subsidiary of Beneficial Bank, acquired the assets of a Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provided property, casualty, life, health and benefits insurance services to individuals and businesses. In 2007, Beneficial Insurance Services, LLC acquired the business of CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company headquartered in Newtown Square, Pennsylvania.

We continue to operate in a highly fragmented banking market, in which 82 of the 110 banking institutions in the Philadelphia metro area have less than 10 branches. We believe that this fragmented market will provide opportunities to deploy the capital raised from the second step conversion and grow both organically and through acquisition. We further believe that changes in the regulatory environment as well as continued economic challenges for the banking industry have created and will create acquisition opportunities for us. Following the offering, we believe that we will be well positioned to execute on our growth strategies and to continue to pursue selective acquisitions of banking institutions and other financial services companies primarily in and adjacent to our existing market area due to our strong capital position.

Enhancing earnings by increasing core deposits and emphasizing operational efficiencies

Deposits are our primary source of funds for investing and lending. Core deposits, excluding the subscription funds from the stock offering, which include all deposit account types except certificates of deposit, comprised 93.2% of our total deposits at December 31, 2014, up from 73.0% of total deposits at December 31, 2009. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers while based on employing the Beneficial Conversation at our branch locations.

We also recognize that controlling operating expenses is essential to our long-term profitability. While we anticipate that our efficiency ratio may be negatively impacted in future periods as a result of our expansion of our lending efforts and technology enhancements, we intend to continue to focus on operational efficiencies and methods to identify cost savings opportunities, such as reviewing our current branch structure, reviewing key third-party contracts and evaluating certain other operating expenses.

Maintaining asset quality by using consistent, disciplined underwriting practices to maintain the quality of our loan portfolio

We believe that maintaining high asset quality is a key to long-term financial success. In recent years, weaknesses in the local commercial real estate market have had a significant impact on our financial results. As a result, we recorded a significantly elevated provision for loan losses of $70.2 million for the year ended December 31, 2010. Over the past several years, in an effort to improve asset quality, we have strengthened and added additional resources to our lending and credit teams, have continued to apply prudent and disciplined underwriting standards and have continued to diligently monitor collection efforts. We hired a new Chief Lending Officer in May 2011 and hired a new Chief Credit Officer during the third quarter of 2011 to supervise the workout department and identify, manage and work through non-performing assets. Further, we have strengthened our oversight of problem assets through the formation of a special assets committee. The committee, which consists of our Chief Credit Officer, Chief Financial Officer and other members of senior management, increase the frequency with which classified and watch list credits are reviewed and aggressively acts to resolve problem assets. As a result of these efforts, we have improved our asset quality over the past several years. A provision for loan losses of $200 thousand was recorded for the year ended December 31, 2014 compared to provisions of $13.0 million, $28.0 million, and $37.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Non-performing assets have decreased from a high of $154.1 million at December 31, 2011 to $41.5 million at December 31, 2014.

Current Interest Rate Environment

Net interest income represents a significant portion of our revenues.  Both the low interest rate environment, which has reduced the yields on our investment and loan portfolios, and lower loan balances, as a result of high commercial loan repayments and continued weak loan demand, caused net interest income to decrease. During the year ended December 31, 2014, we reported net interest income of $117.4 million, a decrease of $6.3 million, or 5.1%, from the year ended December 31, 2013. The decrease in net interest income during the year ended December 31, 2014 compared to the same period last year was primarily the result of a decline in the average balance of investments and loans, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities and a $214.3 million decrease in the average balance of municipal deposits. Our net interest margin remained relatively consistent at 2.82% for the year ended December 31, 2014 compared to 2.81% for the same period in 2013. We have been able to lower the average cost of our liabilities to 0.63% for the year ended December 31, 2014 compared to 0.69% for the year ended December 31, 2013 by re-pricing higher cost deposits. The reduction in deposit costs has been primarily due to decreasing rates on our municipal deposits and money market accounts. We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods. Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and that conform to general practices within the banking industry. Our significant accounting policies are described in note 2 to the consolidated financial statements included in this Annual Report.

Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies, which are discussed below, to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

Allowance for Loan Losses. We consider the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan losses is established through a provision for loan losses charged to expense, which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management regularly reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination.

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $5.1 million to $10.1 million for the twelve months ended December 31, 2014. We also have approximately $41.5 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $4.1 million. During 2014 and 2013, levels of delinquencies, net charge-offs and non-performing assets declined. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in this Annual Report.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at both December 31, 2014 and December 31, 2013.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We have adopted the amendments included in Accounting Standards Update 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2014, management reviewed qualitative factors for the banking unit, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2013. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2014. Additionally during 2014, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2014. Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2014, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. During 2014, management reviewed qualitative factors for its intangible assets and determined that it was more likely than not that the fair value of the intangible assets was greater than their carrying amount.

During the year ended December 31, 2014, the Company noted no indicators of impairment as it relates to other intangibles.

Income Taxes. We are subject to the income tax laws of the various jurisdictions where we conduct business and estimate income tax expense based on amounts expected to be owed to these various tax jurisdictions. The estimated income tax expense (benefit) is reported in the Consolidated Statements of Operations. The evaluation pertaining to the tax expense and related tax asset and liability balances involves a high degree of judgment and subjectivity around the ultimate measurement and resolution of these matters.

Accrued taxes represent the net estimated amount due to or to be received from tax jurisdictions either currently or in the future and are reported in other assets on our consolidated statements of financial condition. We assess the appropriate tax treatment of transactions and filing positions after considering statutes, regulations, judicial precedent and other pertinent information and maintain tax accruals consistent with our evaluation. Changes in the estimate of accrued taxes occur periodically due to changes in tax rates, interpretations of tax laws, the status of examinations by the tax authorities and newly enacted statutory, judicial and regulatory guidance that could impact the relative merits of tax positions. These changes, when they occur, impact accrued taxes and can materially affect our operating results. We regularly evaluate our uncertain tax positions and estimate the appropriate level of reserves related to each of these positions.

As of December 31, 2014, we had net deferred tax assets totaling $43.7 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of December 31, 2014.

Postretirement Benefits. Several variables affect the annual cost for our defined benefit retirement programs. The main variables are: (1) size and characteristics of the employee population, (2) discount rate, (3) expected long-term rate of return on plan assets, (4) recognition of actual asset returns and (5) other actuarial assumptions. Below is a brief description of these variables and the effect they have on our pension costs.

Size and Characteristics of the Employee Population. Pension cost is directly related to the number of employees covered by the plans, and other factors including salary, age, years of employment and benefit terms. Effective June 30, 2008, plan participants ceased to accrue additional benefits under the existing pension benefit formula and their accrued benefits were frozen.

Discount Rate. The discount rate is used to determine the present value of future benefit obligations. The discount rate for each plan is determined by matching the expected cash flows of each plan to a yield curve based on long-term, high-quality fixed income debt instruments available as of the measurement date. The discount rate for each plan is reset annually or upon occurrence of a triggering event on the measurement date to reflect current market conditions.

Expected Long-term Rate of Return on Plan Assets. Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 7.25% for 2014 compared to 7.45% for 2013 and 8.0% for 2012. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets. Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of 10% in net periodic pension expense over the average future service of active employees, which is approximately seven years, or the average future lifetime for plans with no active participants that are frozen.

Recognition of Actual Asset Returns. Accounting guidance allows for the use of an asset value that “smoothes” investment gains and losses over a period up to five years. However, we have elected to use an alternative method in determining pension cost that uses the actual market value of the plan assets. Therefore, we will experience more variability in the annual pension cost, as the asset values will be more volatile than companies who elected to smooth their investment experience.

Other Actuarial Assumptions. To estimate the projected benefit obligation, actuarial assumptions are required with respect to factors such as mortality rate, turnover rate, retirement rate and disability rate. These factors do not tend to change significantly over time, so the range of assumptions, and their impact on pension cost, is generally limited. We annually review the assumptions used based on historical and expected future experience.

In addition to our defined benefit programs, we offer a defined contribution plan (the “401(k) Plan”) covering substantially all of our employees. During 2008, in conjunction with freezing benefit accruals under the defined benefit program, we enhanced our 401(k) Plan and combined it with our employee stock ownership plan (the “ESOP”) to form the Beneficial Bank Employee Savings and Stock Ownership Plan. While the employee savings and stock ownership plan is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the employee savings and stock ownership plan, we make basic and matching contributions as well as additional contributions for certain employees based on age and years of service. We may also make discretionary contributions. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year.

Balance Sheet Analysis

Total assets increased $168.1 million, or 3.7%, to $4.75 billion at December 31, 2014 from $4.58 billion at December 31, 2013. The increase in total assets was primarily driven by an increase in cash and cash equivalents.  Cash and cash equivalents increased $178.3 million to $534.0 million at December 31, 2014 from $355.7 million at December 31, 2013.  The increase in cash and cash equivalents was primarily driven by $463.0 million of subscription funds received in connection with the second step stock offering included in interest bearing deposits as of December 31, 2014, partially offset by a planned $241.6 million run-off of municipal deposits and higher-cost time deposits

Securities

Investments decreased $86.0 million, or 5.4%, to $1.49 billion at December 31, 2014 from $1.58 billion at December 31, 2013. The decrease in investments during the year ended December 31, 2014 was primarily driven by scheduled investment payments, which helped fund the run-off of municipal and time deposits and the growth in our loan portfolio. We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments. We are also focused on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.

At December 31, 2014, our investment portfolio, excluding Federal Home Loan Bank stock, was $1.49 billion, or 31.3% of total assets. At December 31, 2014, 95.9% of the investment portfolio was comprised of mortgage-backed securities issued by Freddie Mac and Fannie Mae and Ginnie Mae, including collateralized mortgage obligations (“CMO”) securities issued by Freddie Mac and Fannie Mae. At December 31, 2014, our investment portfolio also included 3.2% of municipal bonds and 0.6% of GSE and government agency notes. The remaining 0.3% of our investment portfolio consisted primarily of foreign bonds, mutual funds and money market funds. During 2014, we invested primarily into other mortgage-backed securities (GSEs) issued by Freddie Mac and Fannie Mae, which amortize over their estimated life and therefore provide a constant source of liquidity.

To mitigate the credit risk related to Beneficial Bancorp’s held-to-maturity and available-for-sale portfolios, Beneficial Bancorp invests in agency and highly-rated securities. As of December 31, 2014, approximately 96.1% of Beneficial Bancorp’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at December 31, 2014, approximately 3.2% of the investment portfolio was rated below AAA but rated investment grade by Moody’s and/or S&P and approximately 0.7% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, equity securities and mutual funds.

The following table sets forth the cost and fair value of investment securities at December 31, 2014, 2013 and 2012.

	2014		2013		2012
December 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
GSE and agency notes	$8,538	$8,614	$12,968	$12,917	$26,085	$26,367

Mortgage-backed securities:
Ginnie Mae guaranteed mortgage certificates	5,038	5,232	5,815	6,019	6,732	6,986
GSE mortgage-backed securities	641,952	648,948	840,787	833,098	940,452	965,682
Collateralized mortgage obligations	45,494	45,270	98,708	96,429	157,581	158,467
Total mortgage-backed securities	692,484	699,450	945,310	935,546	1,104,765	1,131,135

Municipal and other bonds
Municipal bonds	44,378	46,364	65,593	67,429	75,534	80,013
Pooled trust preferred securities	—	—	—	—	10,382	8,722
Total municipal and other bonds	44,378	46,364	65,593	67,429	85,916	88,735

Money market, mutual funds and CDs	3,458	3,406	18,337	18,288	21,110	21,254
Total securities available-for-sale	748,858	757,834	1,042,208	1,034,180	1,237,876	1,267,491

Securities held-to-maturity:
Mortgage-backed securities:
Ginnie Mae guaranteed mortgage certificates	—	—	—	—	536	537
GSE mortgage-backed securities	677,501	681,196	502,556	488,817	430,256	440,037
Collateralized mortgage obligations	47,384	47,421	20,863	20,270	38,909	39,044
Total mortgage-backed securities	724,885	728,617	523,419	509,087	469,701	479,618

Municipal bonds	870	961	3,410	3,535	5,497	5,679
Foreign bonds	2,000	2,011	2,000	2,011	2,000	2,010
Total municipal and other bonds	2,870	2,972	5,410	5,546	7,497	7,689
Total securities held-to-maturity	727,755	731,589	528,829	514,633	477,198	487,307
Total investment securities	$1,476,613	$1,489,423	$1,571,037	$1,548,813	$1,715,074	$1,754,798

Mortgage-backed securities are a type of asset-backed security that is secured by a mortgage, or a collection of mortgages. These securities usually pay periodic payments that are similar to coupon payments. Furthermore, the mortgage must have originated from regulated and authorized financial institutions. The contractual cash flows of investments in government sponsored enterprises’ mortgage-backed securities are debt obligations of Freddie Mac and Fannie Mae, both of which are currently under the conservatorship of the Federal Housing Finance Agency. The cash flows related to Ginnie Mae securities are direct obligations of the U.S. Government. Mortgage-backed securities are also known as mortgage pass-throughs. CMOs are a type of mortgage-backed security that create separate pools of pass-through rates for different classes of bondholders with varying cash flow structures, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectuses. At December 31, 2014, we had no investments in a single company or entity (other than United States government sponsored enterprise securities) that had an aggregate book value in excess of 10% of our equity.

At December 31, 2014, December 31, 2013 and December 31, 2012, securities totaling $490.6 million, $1.20 billion and $101.5 million, respectively, were in an unrealized loss position and the unrealized losses on these securities totaled $6.1 million, $34.7 million and $2.2 million, respectively. The increase in unrealized losses on securities at December 31, 2013 was primarily due to an increase in intermediate and long-term interest rates in the second half of 2013. When evaluating for impairment, we consider the duration and extent to which fair value is less than cost, the credit worthiness and near-term prospects of the issuer, the likelihood of recovering our investment, whether we have the intent to sell the investment, or whether it is more likely than not that we will be required to sell the investment before recovery, and other available information to determine the nature of the decline in market value of the securities.

At December 31, 2014, the unrealized losses in the portfolio were mainly attributed to GSE mortgage-backed securities and CMOs. The unrealized losses are due to current interest rate levels relative to our cost and not credit quality. As we do not intend to sell the investments, and it is not likely we will be required to sell the investments before recovery, we do not consider the investments to be other than temporarily impaired at December 31, 2014. During the years ended December 31, 2014, and 2013, we did not record any impairment charges for securities.

During 2013, we sold $4.7 million of pooled trust securities that resulted in a $1.2 million loss due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under Section 619 of the Dodd-Frank Act, also known as the Volcker Rule, that was issued in December 2013. These securities were in a $740 thousand unrealized loss position at the time of the sale.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2014. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Mutual funds and money market funds are not included in the table based on lack of a maturity date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2014 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
GSE and agency notes	$—	—%	$—	—%	$8,614	1.9%	$—	—%	$8,614	1.9%
Mortgage-backed securities & CMOs	—	—	177,222	1.2	267,256	2.6	254,972	2.8	699,450	2.3
Municipal bonds	352	3.2	8,531	3.9	21,052	4.1	16,429	4.5	46,364	4.2
Total available-for-sale	352	3.2	185,753	1.3	296,922	2.6	271,401	2.9	754,428	2.4

Securities held to maturity:
Mortgage-backed securities & CMOs	$—	—%	$29,637	1.8	$160,736	2.2%	$534,512	2.7%	$724,885	2.5%
Foreign bonds	1,500	1.5	500	2.4	—	—	—	—	2,000	1.7
Municipal bonds	120	4.5	495	5.0	255	5.9	—	—	870	5.2
Total held to maturity	1,620	1.7	30,632	1.8	160,991	2.2	534,512	2.7	727,755	2.5
Total	$1,972	2.0	$216,385	1.4	$457,913	2.5	$805,913	2.7	$1,482,183	2.5

Loans

Loans increased $79.9 million, or 3.4%, to $2.42 billion at December 31, 2014 from $2.34 billion at December 31, 2013. We experienced a $120.1 million, or 12.0%, increase in our commercial loan portfolio during 2014 due to strong commercial real estate growth. Commercial loans include shared national credits, which increased to $186.7 million at December 31, 2014 compared to $44.7 million at December 31, 2013. Increases in intermediate and long-term interest rates throughout most of 2014 impacted the housing market and contributed to lower mortgage loan originations, which resulted in a $15.9 million, or 2.3%, decrease in our residential loan portfolio for the year ended December 31, 2014. Our consumer loan portfolio continues to be impacted by weak demand and decreased $24.3 million, or 3.7%, during the year ended December 31, 2014.

Shared national credit loans are typically variable rate with terms ranging from one to seven years. At December 31, 2014, shared national credits totaled $186.7 million, which included $124.8 million of leveraged lending transactions. All of these loans were classified as pass rated as of December 31, 2014 as all payments are current and the loans are performing in accordance with their contractual terms.

The following table shows the loan portfolio at the dates indicated:

December 31,	2014		2013		2012		2011		2010
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Loans:
Commercial real estate	$609,646	25.2%	$584,133	24.9%	$639,557	26.1%	$547,010	21.2%	$600,734	21.5%
Commercial business loans	442,190	18.2	378,663	16.2	332,169	13.6	429,266	16.7	441,881	15.8
Commercial construction	69,140	2.9	38,067	1.6	105,047	4.3	233,545	9.1	268,314	9.6
Total commercial loans	1,120,976	46.3	1,000,863	42.7	1,076,773	44.0	1,209,821	47.0	1,310,929	46.9

Residential Loans:
Residential real estate	667,800	27.6	683,700	29.2	665,246	27.2	623,955	24.2	687,565	24.6
Residential construction	268	—	277	—	2,094	0.1	5,581	0.2	11,157	0.4
Total residential loans	668,068	27.6	683,977	29.2	667,340	27.3	629,536	24.4	698,722	25.0

Consumer Loans:
Home equity & lines of credit	227,055	9.3	234,154	10.0	258,499	10.5	268,793	10.5	288,875	10.3
Personal	28,668	1.2	40,892	1.8	55,850	2.3	73,094	2.8	94,036	3.4
Education	195,185	8.1	206,521	8.8	217,896	8.9	234,844	9.1	249,696	8.9
Automobile	181,793	7.5	175,400	7.5	170,946	7.0	160,041	6.2	154,144	5.5
Total consumer loans	632,701	26.1	656,967	28.1	703,191	28.7	736,772	28.6	786,751	28.1
Total loans	2,421,745	100.0%	2,341,807	100.0%	2,447,304	100.0%	2,576,129	100.0%	2,796,402	100.0%
Allowance for losses	(50,654)		(55,649)		(57,649)		(54,213)		(45,366)
Loans, net	$2,371,091		$2,286,158		$2,389,655		$2,521,916		$2,751,036

Loan Maturity

The following table sets forth certain information at December 31, 2014 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

December 31, 2014 (Dollars in thousands)	Commercial Real Estate	Commercial Business	Commercial Construction	Residential Real Estate	Residential Construction	Home Equity & Lines of Credit	Personal	Education	Auto	Total Loans

Amounts due in:
One year or less	$36,225	$53,534	$23,052	$1,486	$268	$45,281	$1,803	$165	$2,693	$164,507
More than 1-5 years	220,943	146,375	16,012	17,338	—	20,437	8,251	6,556	111,687	547,599
More than 5-10 years	179,897	155,031	30,076	45,112	—	45,224	6,939	23,906	67,413	553,598
More than 10 years	172,581	87,250	—	603,864	—	116,113	11,675	164,558	—	1,156,041
Total	$609,646	$442,190	$69,140	$667,800	$268	$227,055	$28,668	$195,185	$181,793	$2,421,745

The following table sets forth all loans at December 31, 2014 that are due after December 31, 2015, and have either fixed interest rates or floating or adjustable interest rates:

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total

Commercial real estate	$367,965	$205,456	$573,421
Commercial business	97,956	290,700	388,656
Commercial construction	19,503	26,585	46,088
Residential real estate	612,293	54,021	666,314
Home equity and lines of credit	145,009	36,765	181,774
Personal	26,853	12	26,865
Education	191,012	4,008	195,020
Automobile	179,100	—	179,100
Total	$1,639,691	$617,547	$2,257,238

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated:

Year Ended December 31, (Dollars in thousands)	2014	2013	2012	2011	2010
Total loans at beginning of period	$2,341,807	$2,447,304	$2,576,129	$2,796,402	$2,790,119
Originations:
Commercial:
Commercial real estate	131,223	59,278	79,542	50,238	72,176
Commercial business	285,165	163,937	82,791	85,180	131,865
Commercial construction	53,886	23,535	38,811	77,323	141,644
Total commercial loans	470,274	246,750	201,144	212,741	345,685

Residential:
Residential real estate	100,766	173,977	225,730	138,972	191,805
Residential construction	—	208	1,593	5,261	12,031
Total residential loans	100,766	174,185	227,323	144,233	203,836

Consumer:
Home equity and lines of credit	68,506	58,175	72,696	72,242	62,978
Personal	1,187	1,478	1,377	3,884	43,853
Education	—	—	—	—	—
Automobile	85,076	79,856	82,223	74,407	76,639
Total consumer loans	154,769	139,509	156,296	150,533	183,470
Total loans originated	725,809	560,444	584,793	507,507	732,991

Loans acquired from SE Financial	—	—	175,231	—	—

Purchases	—	—	—	—	9,888
Less:
Principal payments & repayments (net of charge-offs)	607,246	639,813	779,504	664,147	726,652
Loan sales	38,352	20,591	100,685	58,883	—
Transfers to foreclosed real estate	273	5,537	8,630	4,750	9,944
Total loans at end of period	$2,421,745	$2,341,807	$2,447,304	$2,576,129	$2,796,402

Deposits

Our primary source of funds is our deposits, which are comprised of demand deposits, money market and passbook accounts and certificates of deposit.

Deposits increased $219.7 million, or 6.0%, to $3.88 billion at December 31, 2014 from $3.66 billion at December 31, 2013. The increase in deposits was primarily the result of $463.0 million of subscription funds received in connection with the second step conversion offset by a $203.6 million decrease in municipal deposits and a $38.0 million decrease in time deposits, which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based accounts.

The following table sets forth the deposits as a percentage of total deposits for the dates indicated:

	2014		2013		2012
At December 31, (Dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

Non-interest bearing deposits	$369,683	9.5%	$291,109	7.9%	$328,892	8.4%
Interest-earning checking accounts	632,345	16.3	686,582	18.8	663,737	16.9
Stock subscription deposits received	463,036	11.9	—	—	—	—
Municipal checking accounts	179,439	4.6	383,043	10.5	611,599	15.6
Money market accounts	424,789	11.0	441,881	12.1	496,508	12.6
Savings accounts	1,126,848	29.1	1,127,339	30.8	1,037,424	26.4
Certificates of deposit	683,569	17.6	730,062	19.9	789,353	20.1
Total	$3,879,709	100.0%	$3,660,016	100.0%	$3,927,513	100.0%

Stock subscription funds were reclassified to stockholders’ equity upon the completion of the second-step conversion on January 12, 2015. We are required to pledge securities to secure municipal deposits. At December 31, 2014 and 2013, we had pledged $127.1 million and $296.8 million, respectively, of securities to secure these deposits.

The following table sets forth the time remaining until maturity for certificate of deposits of $100,000 or more at December 31, 2014:

December 31, 2014 (Dollars in thousands)	Certificates of Deposit
Maturity Period:
Three months or less	$26,219
Over three through six months	18,105
Over six through twelve months	35,260
Over twelve months	53,746
Total	$133,330

The following table sets forth the deposit activity for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2014	2013	2012
Beginning balance	$3,660,016	$3,927,513	$3,594,802
(Decrease) Increase before interest credited	(258,257)	(285,251)	34,714
Interest credited	14,914	17,754	22,704
Deposits acquired from SE Financial	—	—	275,293
Stock subscription deposits received	463,036	—	—
Net increase (decrease) in deposits	219,693	(267,497)	332,711
Ending balance	$3,879,709	$3,660,016	$3,927,513

Borrowings

We have the ability to utilize advances from the Federal Home Loan Bank of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also have the ability to utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, GSE notes and GSE mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one- to four-family real estate mortgage loans.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2014	2013	2012
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$195,000	$195,000	$165,000
Repurchase agreements	30,000	85,000	125,000
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,388	25,370	25,352
Other	—	—	—
Average outstanding balance during period:
Federal Home Loan Bank advances	$189,740	$185,658	$135,669
Repurchase agreements	25,397	53,534	99,891
Federal Home Loan Bank overnight borrowings	5	5	4
Federal Reserve Bank of Philadelphia overnight borrowings	5	5	3
Statutory trust debenture	25,379	25,361	22,343
Other	22	22	8
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.87%	2.87%	2.92%
Repurchase agreements	3.84	3.65	3.60
Federal Home Loan Bank overnight borrowings	0.32	0.26	0.15
Federal Reserve Bank of Philadelphia overnight borrowings	0.75	0.75	0.77
Statutory trust debenture	1.93	1.98	2.18
Other	0.60	0.58	0.62
Balance outstanding at end of period:
Federal Home Loan Bank advances	$165,000	$195,000	$140,000
Repurchase agreements	—	30,000	85,000
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,388	25,370	25,352
Other	—	—	—
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	2.72%	2.86%	2.68%
Repurchase agreements	—	3.78	3.41
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	1.82	1.82	1.89
Other	—	—	—

Results of Operations for the Years Ended December 31, 2014, 2013, and 2012

Financial Highlights

Net income was $18.0 million for the year ended December 31, 2014 compared to net income of $12.6 million for the year ended December 31, 2013 and net income of $14.2 million for the year ended December 31, 2012. The increase in net income for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily due to improved asset quality that resulted in lower provisions for loan losses and lower classified loan and other real estate owned expense.  Net income for the year ended December 31, 2012 included $2.2 million of merger charges related to the acquisition of SE Financial Corp.

For the year ended December 31, 2014, we reported net interest income of $117.4 million, a decrease of $6.3 million, or 5.1%, from $123.7 million for the year ended December 31, 2013. Net interest income was $139.5 million for the year ended December 31, 2012. The decrease in net interest income during the year ended December 31, 2014 was primarily the result of a decline in the average balance of investments and loans, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities and a $214.3 million decrease in the average balance of municipal deposits. The decrease in net interest income during the year ended December 31, 2013 was primarily the result of reduced yields on the investment and loan portfolio and lower loan balances, as a result of prepayments and weak loan demand. We expect that the continued low interest rate environment will put pressure on net interest margin in future periods until we can begin to grow our loan portfolio and reduce the percentage of our balance sheet assets that are held in lower-yielding cash and investments.

Credit costs decreased during 2014 from 2013 and 2012 as a result of a decrease in levels of delinquencies, net charge-offs and non-performing assets. During the year ended December 31, 2014, we recorded a provision for loan losses of $200 thousand compared to $13.0 million for the year ended December 31, 2013 and $28.0 million for the year ended December 31, 2012.

Non-interest expense levels have decreased over the past three years due primarily to lower classified loan and other real estate owned related expenses as our asset quality improved.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

Year Ended December 31,				Change 2014/2013		Change 2013/2012
(Dollars in thousands)	2014	2013	2012	$	%	$	%

Net interest income	$117,424	$123,736	$139,457	$(6,312)	(5.10)%	$(15,721)	(11.27)%
Provision for loan losses	200	13,000	28,000	(12,800)	(98.46)%	(15,000)	(53.57)%
Non-interest income	24,783	25,125	27,606	(342)	(1.36)%	(2,481)	(8.99)%
Non-interest expense	118,251	120,688	123,125	(2,437)	(2.02)%	(2,437)	(1.98)%
Income tax expense	5,723	2,595	1,759	3,128	120.54%	836	47.53%
Net income	18,033	12,578	14,179	5,455	43.37%	(1,601)	(11.29)%

Return on average equity	2.94%	2.01%	2.23%
Return on average assets	0.40%	0.26%	0.29%

Net Interest Income

Average Balances and Yields

The following tables present information regarding average balances of assets and liabilities, the total dollar amounts of interest income and dividends from average interest-earning assets, the total dollar amounts of interest expense on average interest-bearing liabilities, and the resulting annualized average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average daily balances of assets or liabilities, respectively, for the periods presented. Loan fees are included in interest income on loans and are not material. Non-accrual loans are included in the average balances only. In addition, yields are not presented on a tax-equivalent basis. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2014			2013			2012
	Average	Interest &	Yield /	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Overnight Investments	$281,749	$712	0.25%	$325,443	$821	0.25%	$353,058	$893	0.25%
Stock	14,794	635	4.23%	17,774	208	1.17%	18,312	35	0.19%
Other Investment securities	1,484,829	31,526	2.12%	1,666,628	33,833	2.03%	1,508,347	36,820	2.44%
Total Investment securities	1,781,372	32,873	1.84%	2,009,845	34,862	1.73%	1,879,717	37,748	2.01%

Loans:
Real estate loans
Residential	672,288	29,853	4.44%	680,593	31,293	4.60%	661,308	32,622	4.93%
Non-residential	598,581	29,086	4.81%	600,856	30,494	5.02%	699,970	37,067	5.29%
Total real estate	1,270,869	58,939	4.61%	1,281,449	61,787	4.80%	1,361,278	69,689	5.12%
Business loans	226,108	10,978	4.80%	297,209	14,905	4.96%	335,702	20,030	5.96%
Shared National Credits	117,177	3,050	2.57%	—	—	0.00%	—	—	0.00%
Small Business loans	99,962	5,671	5.61%	120,993	7,085	5.80%	140,170	8,346	5.95%
Total Business & Small Business loans	443,247	19,699	4.39%	418,202	21,990	5.21%	475,872	28,376	5.96%
Total Business loans	1,041,828	48,785	4.63%	1,019,058	52,484	5.10%	1,175,842	65,443	5.56%
Personal loans	641,544	27,794	4.33%	682,219	30,737	4.51%	728,522	34,617	4.75%
Total loans, net of discount	2,355,660	106,432	4.50%	2,381,870	114,514	4.79%	2,565,672	132,682	5.17%
Total interest earning assets	4,137,032	139,305	3.35%	4,391,715	149,376	3.39%	4,445,389	170,430	3.83%
Non-interest earning assets	348,557			353,690			388,553
Total assets	$4,485,589			$4,745,405			$4,833,942

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,138,342	$3,971	0.35%	$1,096,502	$4,802	0.44%	$944,997	$5,262	0.56%
Money market accounts	438,588	1,405	0.32%	474,500	1,851	0.39%	532,266	3,130	0.59%
Demand deposits	662,712	1,471	0.22%	668,165	1,681	0.25%	581,003	1,663	0.29%
Demand deposits - Municipals	261,333	312	0.12%	475,605	1,267	0.27%	636,140	3,049	0.48%
Certificates of deposit	708,471	7,819	1.10%	758,355	8,242	1.09%	818,906	9,765	1.19%
Total interest-bearing deposits	3,209,446	14,978	0.47%	3,473,127	17,843	0.51%	3,513,312	22,869	0.65%
Borrowings	240,549	6,903	2.87%	264,586	7,797	2.95%	260,918	8,104	3.11%
Total interest-bearing liabilities	3,449,995	21,881	0.63%	3,737,713	25,640	0.69%	3,774,230	30,973	0.82%

Non-interest-bearing deposits	366,957			305,815			300,153
Other non-interest-bearing liabilities	55,447			77,693			126,217
Total liabilities	3,872,399			4,121,221			4,200,600

Total stockholders’ equity	613,190			624,184			633,342
Total liabilities and stockholders’ equity	$4,485,589			$4,745,405			$4,833,942
Net interest income		$117,424			$123,736			$139,457
Interest rate spread			2.72%			2.70%			3.01%
Net interest margin			2.82%			2.81%			3.13%
Average interest-earning assets to average interest-bearing liabilities			119.91%			117.50%			117.78%

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on our net interest income. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The net column represents the sum of the prior columns. Changes attributable to changes in both rate and volume that cannot be segregated have been allocated proportionally based on the changes due to rate and the changes due to volume.

	Year Ended 12/31/2014 Compared to Year Ended 12/31/2013			Year Ended 12/31/2013 Compared to Year Ended 12/31/2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans receivable	$(1,184)	$(6,898)	$(8,082)	$(8,837)	$(9,331)	$(18,168)
Overnight investments	(110)	—	(110)	(72)	—	(72)
Investment securities	(1,081)	246	(835)	(1,027)	216	(811)
Mortgage-backed securities	(2,068)	1,350	(718)	4,772	(5,779)	(1,007)
Collateralized mortgage obligations	(772)	19	(753)	(710)	(459)	(1,169)
Other interest-earning assets	(128)	555	427	(6)	179	173
Total interest-earning assets	(5,343)	(4,728)	(10,071)	(5,880)	(15,174)	(21,054)
Interest expense:
Interest-earning checking accounts	(424)	(741)	(1,165)	(189)	(1,575)	(1,764)
Money market	(115)	(331)	(446)	(225)	(1,054)	(1,279)
Savings accounts	146	(977)	(831)	663	(1,123)	(460)
Time deposits	(551)	128	(423)	(658)	(865)	(1,523)
Total interest-bearing deposits	(944)	(1,921)	(2,865)	(409)	(4,617)	(5,026)

FHLB advances	118	(17)	101	1,437	(57)	1,380
Repurchase agreements	(1,079)	97	(982)	(1,693)	55	(1,638)
Statutory trust debenture	—	(13)	(13)	—	(49)	(49)
Total interest-bearing liabilities	(1,905)	(1,854)	(3,759)	(665)	(4,668)	(5,333)

Net change in net interest income	$(3,438)	$(2,874)	$(6,312)	$(5,215)	$(10,506)	$(15,721)

2014 vs. 2013. For the year ended December 31, 2014, net interest income decreased $6.3 million, or 5.1%, to $117.4 million from $123.7 million for the year ended December 31, 2013. Total interest income decreased $10.1 million, or 6.8%, to $139.3 million for the year ended December 31, 2014 from $149.4 million for the year ended December 31, 2013. The decrease was primarily the result of a decline in the average balance of investments and loans, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities, a reduction in average borrowings and a $214.3 million decrease in the average balance of municipal deposits. We have been able to reduce the cost of our interest bearing liabilities in 2014 with average rates decreasing to 0.63% for the year ended December 31, 2014 from 0.69% for the year ended December 31, 2013, primarily from the re-pricing of higher cost deposits, particularly municipal deposits. For the year ended December 31, 2014, total interest expense decreased $3.8 million, or 14.7%, to $21.9 million from $25.7 million for the year ended December 31, 2013 due to a decline in the average balance of interest bearing liabilities and in interest rates. As previously discussed, the average balance of our municipal deposits decreased $214.3 million during 2014 and the cost on municipal deposits decreased 15 basis points consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts. Also during 2014, the average balance of our certificates of deposit decreased $49.9 million and the cost on certificates of deposit remained relatively consistent at 110 basis points compared to 109 basis points for 2013. In addition, we experienced a decline in repurchase agreements during the year ended December 31, 2014 as a result of maturities.  We believe that the continued low interest rate environment will put pressure on net interest margin in future periods until we can begin to grow our loan portfolio and reduce the percentage of our balance sheet assets that are held in lower yielding cash and investments.

2013 vs. 2012. For the year ended December 31, 2013, net interest income decreased $15.7 million, or 11.3%, to $123.7 million from $139.5 million for the year ended December 31, 2012. For the year ended December 31, 2013, total interest income decreased $21.0 million, or 12.4%, to $149.4 million from $170.4 million for the year ended December 31, 2012. The low interest rate environment has resulted in a high number of prepayments in our investment and loan portfolios as borrowers have refinanced their existing loans to take advantage of low interest rates. The decrease in interest income during the year ended December 31, 2013 compared to the same period last year was primarily the result of a decline in the average rate earned on our investment and loan portfolios due to the low rate environment and a decline in the average balance of our loan portfolio driven by high commercial loan prepayments and weak loan demand. We have been able to reduce the cost of our interest bearing liabilities in 2013 with average rates decreasing to 0.69% for the year ended December 31, 2013 from 0.82% for the year ended December 31, 2012, primarily from the re-pricing of higher cost deposits, particularly municipal deposits. For the year ended December 31, 2013, total interest expense decreased $5.3 million, or 17.2%, to $25.6 million from $31.0 million for the year ended December 31, 2012 due to a decline in interest rates. During 2013, the average balance of our municipal deposits decreased $160.5 million and the cost on municipal deposits decreased 21 basis points consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based municipal accounts and a decrease in the average balance of deposits. Also during 2013, the average balance of our certificates of deposit decreased $60.6 million and the cost on certificates of deposit decreased 10 basis points. We believe that the low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits, which will put pressure on net interest margin in future periods.

Provision for Loan Losses

A provision for loan losses of $200 thousand was recorded for the year ended December 31, 2014 compared to provisions of $13.0 million and $28.0 million for the years ended December 31, 2013 and 2012, respectively. The decline in the provision for loan losses over the past three years is consistent with the decline in delinquencies, net charge-offs, classified assets, and non-performing assets. In 2014, we sold a total of $23.6 million of non-performing commercial loans, which resulted in an aggregate net charge-off of $1.7 million and a $1.6 million gain on sale of non-performing loans held for sale. Net charge-offs for the year ended December 31, 2014 were $5.2 million, compared to $15.0 million and $24.6 million for the years ended December 31, 2013 and 2012, respectively. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Government guaranteed student loans greater than 90 days delinquent continue to accrue interest as these loans are guaranteed by the government and have little risk of credit loss. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions.

At December 31, 2014, the allowance for loan losses totaled $50.7 million, or 2.09% of total loans outstanding, compared to $55.6 million, or 2.38% of total loans outstanding, as of December 31, 2013 and $57.6 million, or 2.36% of total loans outstanding, as of December 31, 2012. An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses” below.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

Year Ended December 31,				Change 2014/2013		Change 2013/2012
(Dollars in thousands)	2014	2013	2012	$	%	$	%

Insurance commission income	$7,004	$7,170	$7,389	$(166)	(2.3)%	$(219)	(3.0)%
Other services charges	11,409	11,458	10,182	(49)	(0.4)%	1,276	12.5%
Mortgage banking income	583	1,017	2,731	(434)	(42.7)%	(1,714)	(62.8)%

Gains on sale of non-performing commercial loans HFS	1,583	—	—	1,583	100.0%	—	—

Gains on sale of investment securities available-for-sale	621	1,377	2,882	(756)	(54.9)%	(1,505)	(52.2)%
Limited partnership losses and amortizations	(1,815)	(2,464)	(2,683)	649	(26.3)%	219	8.2%
Bank owned life insurance	1,309	1,618	1,479	(309)	(19.1)%	139	9.4%
Returned check charges	4,089	4,949	5,626	(860)	(17.4)%	(677)	(12.0)%
Total	$24,783	$25,125	$27,606	$(342)	(1.4)%	$(2,481)	(9.0)%

2014 vs. 2013. For the year ended December 31, 2014, non-interest income decreased $342 thousand, or 1.4%, to $24.8 million from $25.1 million for the year ended December 31, 2013.  The decrease was primarily due to an $860 thousand decrease in returned check charges as a result of a change in our return check policy to meet regulatory guidelines, a $756 thousand decrease in the net gain on sale of investment securities, and a $434 thousand decrease in mortgage banking income resulting from our decision to hold in portfolio some of our mortgage production, partially offset by a $1.6 million gain on the sale of non-performing commercial loans recorded during the year ended December 31, 2014.

2013 vs. 2012. For the year ended December 31, 2013, non-interest income decreased $2.5 million, or 9.0%, to $25.1 million from $27.6 million for the year ended December 31, 2012. The decrease was primarily due to a $1.5 million decrease in the net gain on the sale of investment securities as a result of the loss recorded in connection with the sale of the pooled trust preferred securities, a $1.7 million decrease in mortgage banking income given the decision to hold in portfolio the majority of our mortgage production and a $677 thousand decline in returned check charges, partially offset by a $639 thousand increase in debit card interchange fees and a $550 thousand increase in account analysis charges.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

				Change 2014/2013		Change 2013/2012
(Dollars in thousands)	2014	2013	2012	$	%	$	%
Salaries and employee benefits	$60,226	$57,154	$57,529	$3,072	5.4%	$(375)	(0.7)%
Occupancy expense	10,390	9,826	9,887	564	5.7	(61)	(0.6)
Depreciation, amortization and maintenance	8,951	9,026	8,919	(75)	(0.8)	107	1.2
Marketing expense	2,802	5,234	2,811	(2,432)	(46.5)	2,423	86.2
Amortization of intangibles	1,870	1,872	4,163	(2)	(0.1)	(2,291)	(55.0)
FDIC insurance	2,850	3,589	4,221	(739)	(20.6)	(632)	(15.0)
Merger and restructuring charges	—	(189)	2,233	189	100.0	(2,422)	(108.5)
Professional fees	3,972	5,058	5,396	(1,086)	(21.5)	(338)	(6.3)
Insurance expense	1,857	1,869	1,842	(12)	(0.6)	27	1.5
Printing and supplies	1,533	1,488	1,791	45	3.0	(303)	(16.9)
Correspondent bank charges	3,260	2,966	2,301	294	9.9	665	28.9
Postage expense	1,413	1,259	1,419	154	12.2	(160)	(11.3)
Internet banking	2,399	2,146	2,077	253	11.8	69	3.3
Debit card rewards	1,285	1,351	1,161	(66)	(4.9)	190	16.4
Real estate owned expenses	478	876	1,724	(398)	(45.4)	(848)	(49.2)
Real estate owned (gains) losses	(537)	1,306	3,077	(1,843)	(141.1)	(1,771)	(7.6)
Classified loan expenses	1,974	4,202	3,442	(2,228)	(53.0)	760	22.1
Other loan expenses	497	1,307	701	(810)	(62.0)	606	86.4
Other	13,031	10,348	8,431	2,683	25.9	1,917	22.7
Total	$118,251	$120,688	$123,125	$(2,437)	(2.0)%	$(2,437)	(2.0)%

2014 vs. 2013. For the year ended December 31, 2014, non-interest expense decreased $2.4 million, or 2.0%, to $118.3 million from $120.7 million for the year ended December 31, 2013.  The decrease in non-interest expense was primarily driven by a $4.5 million decrease in classified loan and other real estate owned expenses due to improving asset quality, a $2.4 million decrease in marketing expense as 2013 marketing expense included a major brand refresh advertising campaign, and a $1.1 million decrease in professional fees as a result of $711 thousand of costs incurred during 2013 associated with a second step transaction that we were evaluating directly before the Department of Justice fair lending investigation. These decreases were partially offset by a $3.1 million increase in salaries and employee benefits as we invested in our lending, risk and compliance teams, a $564 thousand increase in occupancy costs, which were driven by snow removal expenses and one-time headquarter moving costs, a $473 thousand increase in relocation costs associated with the headquarters move in the first quarter of 2014 as well as a $904 thousand loss recorded in connection with the closure of two branch locations. For the year ended December 31, 2014, our efficiency ratio was 83.15% compared to 81.07% for the year ended December 31, 2013.

2013 vs. 2012. For the year ended December 31, 2013, non-interest expense decreased $2.4 million, or 2.0%, to $120.7 million from $123.1 million for the year ended December 31, 2012. The decrease was primarily due to a $2.4 million decrease in merger and restructuring charges relating to our acquisition of SE Financial Corp. in 2012, a $1.9 million decrease in classified loan and other real estate owned expenses due to improving asset quality metrics, a $2.3 million decrease in intangible amortization expense as a result of intangibles assets that were fully amortized and a $773 thousand intangible asset impairment charge recorded in the fourth quarter of 2012, and a $632 thousand decrease in Federal Deposit Insurance Corporation insurance expense as a result of a decline in average tangible assets during 2013. These decreases to non-interest expense were partially offset by a $2.4 million increase in marketing expense associated with our 2013 brand refresh advertising campaign, a $665 thousand increase in correspondent bank charges, and a net increase in salaries and other expenses of approximately $900 thousand associated with the outsourcing of certain information technology costs. Professional fees for the year ended December 31, 2013 include $711 thousand of costs associated with a second step transaction that we were evaluating directly before the Department of Justice fair lending investigation. For the year ended December 31, 2013, our efficiency ratio was 81.07% compared to 73.70% for the year ended December 31, 2012.

Income Tax Expense

2014 vs. 2013. We recorded a provision for income taxes of $5.7 million for 2014, reflecting an effective rate of 24.1%, compared to a provision for income taxes of $2.6 million for 2013, reflecting an effective tax rate benefit of 17.1%. The increase in income tax expense and the effective tax rate was primarily due to higher profitability levels for the year ended December 31, 2014 as compared to the year ended December 31, 2013.  In addition, a valuation allowance recorded during 2013 in the amount of $269 thousand on a 2010 charitable contribution carryforward that was set to expire in 2015 was reversed in 2014 due to the higher profitability levels in 2014.

The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by Beneficial Bancorp as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

2013 vs. 2012. We recorded a provision for income taxes of $2.6 million for 2013, reflecting an effective rate of 17.10%, compared to a provision for income taxes of $1.8 million for 2012, reflecting an effective tax rate benefit of 11.04%. The change from 2012 to 2013 was primarily due to recording a full valuation allowance of $269 thousand on a 2010 charitable contribution carryforward that will expire in 2015, for which management believes it is more likely than not that such deferred tax assets will not be realized. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank- owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by Beneficial Bancorp as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

As of December 31, 2014 and 2013, Beneficial Bank had net deferred tax assets totaling $43.7 million and $48.6 million, respectively. These deferred tax assets can only be realized if Beneficial Bank generates taxable income in the future. Beneficial Bank regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, Beneficial Bank considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. Beneficial Bank currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized. Beneficial Bank expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of December 31, 2014 and 2013. However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to Beneficial Bank’s financial statements.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. Other risks that we face are operational risk, liquidity risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, technology, and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

Credit Risk Management. The objective of our credit risk management strategy is to quantify and manage credit risk and to limit the risk of loss resulting from an individual customer default. Our credit risk management strategy focuses on conservatism, diversification within the loan portfolio and monitoring. Our lending practices include conservative exposure limits and underwriting, documentation and collection standards. Our credit risk management strategy also emphasizes diversification on an industry and customer level as well as regular credit examinations and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Underwriting activities are centralized. Our credit risk review function provides objective assessments of the quality of underwriting and documentation, the accuracy of risk grades and the charge-off, non-accrual and reserve analysis process. Our credit review process and overall assessment of required allowances is based on quarterly assessments of the probable estimated losses inherent in the loan portfolio. We use these assessments to identify potential problem loans within the portfolio, maintain an adequate reserve and take any necessary charge-offs. Further, we have strengthened our oversight of problem assets through the formation of a special assets committee. The committee, which consists of our Chief Credit Officer, Chief Financial Officer and other members of senior management, increase the frequency with which classified and watch list credits are reviewed and aggressively acts to resolve problem assets.

When a borrower fails to make a required payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. Generally, our collection department follows the guidelines for servicing loans as prescribed by the appropriate investor, state or federal law. Collection activities include, but are not limited to, phone calls to borrowers and collection letters, which include a late charge notice based on the contractual requirements of the specific loan. Additional calls and notices are mailed in compliance with state and federal regulations including, but not limited to, the Fair Debt Collection Practices Act. After the 90th day of delinquency, or on a different date as allowable by state law, the collection department will forward the account to counsel and begin the foreclosure proceedings. If a foreclosure action is instituted and the loan is not in at least the early stages of a workout by the scheduled sale date, the real property securing the loan generally is sold at a foreclosure sale. If we determine that there is a possibility of a settlement, pay-off or reinstatement, the foreclosure sale may be postponed. If there is a failure to cure the delinquency, the foreclosure sale would proceed.

We charge off the collateral or cash flow deficiency on all loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogenous commercial, residential and consumer loan portfolio.

Analysis of Non-performing, Troubled Debt Restructurings and Classified Assets. We consider repossessed assets and loans that are 90 days or more past due, except guaranteed student loans, to be non-performing assets. Generally, all loans are placed on non-accrual status when they become 90 days delinquent at which time the accrual of interest ceases and any collateral deficiency is charged-off. Typically, payments received on a non-accrual loan are applied to the outstanding principal balance of the loan.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the lower of its cost or fair market value less estimated costs to sell. Holding costs and declines in fair value after acquisition of the property result in charges against income.

We consider a loan a troubled debt restructuring, or “TDR,” when the borrower is experiencing financial difficulty and we grant a concession that we would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (which may include foreclosure or deed in lieu of foreclosure) or a combination of types. We evaluate selective criteria to determine if a borrower is experiencing financial difficulty including the ability of the borrower to obtain funds from sources other than Beneficial Bank at market rates. We consider all TDRs that are on non-accrual status to be impaired loans. We will not consider the loan a TDR if the loan modification was made for customer retention purposes and the modification is consistent with prevailing market conditions.

Once a loan has been classified as a TDR and has been put on non-accrual status, it will only be put back on accruing status when certain criteria are met. Our policy for returning a loan to accruing status requires the preparation of a well-documented credit evaluation, which includes the following:

•                          A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flows to support the repayment of all principal and interest including any amounts previously charged-off;

•                          An updated appraisal or home valuation, which must demonstrates sufficient collateral value to support the debt;

•                          Sustained performance based on the restructured terms for at least six consecutive months;

•                          Approval by the special assets committee, which consists of senior management including the Chief Credit Officer and the Chief Financial Officer.

The following table sets forth information with respect to our non-performing assets at the dates indicated. We had five TDRs on non-accrual status at December 31, 2014 totaling $1.1 million, 31 TDRs on non-accrual status at December 31, 2013 totaling $18.3 million, 29 TDRs on non-accrual status at December 31, 2012 totaling $15.3 million, 36 TDRs at December 31, 2011 totaling $23.7 million, and TDRs at December 31, 2010 totaling $26.7 million. We had two TDRs totaling $2.5 million, four TDRs totaling $10.1 million and two TDRs totaling $5.5 million that were on accrual status and in compliance with their modified terms as of December 31, 2014, 2013 and 2012, respectively. Management monitors the activity and performance of non-performing assets on a weekly basis.

December 31, (Dollars in thousands)	2014	2013	2012	2011	2010
Non-accrual loans:
Real estate loans:
Residential	$8,500	$11,393	$13,515	$12,477	$13,414
Commercial real estate	2,123	23,131	39,043	65,589	60,288
Residential construction	268	130	783	1,850	308
Total real estate loans	10,891	34,654	53,341	79,916	74,010

Commercial business loans	1,755	15,900	13,255	26,959	21,634

Consumer loans:
Home equity lines of credit	1,858	953	1,110	499	—
Automobile loans	—	151	119	97	70
Other consumer loans	111	107	592	436	89
Total consumer loans	1,969	1,211	1,821	1,032	159
Total non-accrual loans (1)	14,615	51,765	68,417	107,907	95,803

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family	—	—	—	—	44
Commercial real estate	—	—	—	—	—
Total real estate loans	—	—	—	—	44

Consumer loans:
Education loans (2)	25,296	24,410	24,013	28,423	27,888
Total consumer loans	25,296	24,410	24,013	28,423	27,888
Total accruing loans past due 90 days or more	25,296	24,410	24,013	28,423	27,932
Total non-performing loans	39,911	76,175	92,430	136,330	123,735

Real estate owned	1,578	5,861	11,752	17,775	16,694

Total non-performing assets	$41,489	$82,036	$104,182	$154,105	$140,429

Total non-performing loans to total loans	1.65%	3.25%	3.78%	5.29%	4.42%

Total non-performing assets to total assets	0.87%	1.79%	2.08%	3.35%	2.85%

(1)         Includes $1.1 million $18.3 million, $15.3 million, $22.2 million and $26.7 million of TDRs on non-accrual status as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)         Education loans are 98% government guaranteed.

Non-performing assets decreased $40.5 million to $41.5 million, or 0.87% of total assets, at December 31, 2014 from $82.0 million, or 1.79% of total assets, at December 31, 2013. This decrease was a function of our continued work out of non-performing assets as well as $23.6 million of non-performing commercial loan sales during 2014. Net charge-offs for the year ended December 31, 2014 were $5.2 million compared to $15.0 million for the year ended December 31, 2013. We charge-off the collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Non-performing assets at December 31, 2014 included $25.3 million, or 61.0%, of government guaranteed student loans where we have little risk of credit loss. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Interest income that would have been recorded for the years ended December 31, 2014 and 2013, had non-accrual loans been current according to their original terms, amounted to approximately $909 thousand and $3.5 million, respectively. There was no interest income recorded on non-accrual loans during the years ended December 31, 2014 and 2013, respectively.

The tables below include impaired loans and the average impaired loan balance as of December 31, 2014 and 2013.

Impaired Loans

For the Period Ended December 31, 2014

(Dollars in thousands)

	Unpaid		Carrying			Average
	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired
	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$2,337	$616	$1,721	26.4%	6	$287
Commercial Business	4,691	1,436	3,255	30.6%	7	465
Commercial Construction	1,362	—	1,362	—	2	681
Residential Real Estate	9,037	537	8,500	5.9%	134	63
Residential Construction	476	208	268	43.7%	2	134
Home Equity and Lines of Credit	1,935	27	1,908	1.4%	25	76
Personal	111	—	111	—	10	11
Education	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Total Impaired Loans	$19,949	$2,824	$17,125	14.2%	186	$92

The impaired loans table above includes $2.5 million of accruing TDRs that were modified during 2014 and are performing in accordance with their modified terms.

Impaired Loans

For the Period Ended December 31, 2013

(Dollars in thousands)

	Unpaid		Carrying			Average
	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired
	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$28,116	$7,503	$20,613	26.7%	43	$479
Commercial Business	30,264	4,242	26,022	14.0%	27	964
Commercial Construction	6,214	3,696	2,518	59.5%	4	630
Residential Real Estate	11,955	562	11,393	4.7%	133	86
Residential Construction	338	208	130	61.5%	1	130
Home Equity and Lines of Credit	971	18	953	1.9%	19	50
Personal	107	—	107	—	9	12
Education	—	—	—	—	—	—
Auto	151	—	151	—	17	9
Total Impaired Loans	$78,116	$16,229	$61,887	20.8%	253	$2,539

The impaired loans table above includes $10.1 million of accruing TDRs that were modified during 2013 and are performing in accordance with their modified terms.

Federal regulations require us to review and classify our assets on a regular basis. In addition, the Federal Deposit Insurance Corporation has the authority to identify problem assets and, if appropriate, require them to be classified. Our credit review process includes a risk classification of all commercial and residential loans that includes pass, special mention, substandard and doubtful. A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect Beneficial Bank’s position. While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned. A loan is classified as substandard when the borrower has a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a substandard loan with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors that may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. We charge-off the collateral deficiency on all loans classified as substandard. In all cases, loans are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following table summarizes classified assets of all portfolio types at the dates indicated:

At December 31,
(Dollars in thousands)	2014	2013	2012	2011	2010

Special mention assets	$19,423	$49,526	$70,635	$56,156	$42,643
Substandard assets	43,704	98,275	99,989	104,895	81,354
Doubtful assets	—	—	3,503	20,802	29,003
Total classified assets	$63,127	$147,801	$174,127	$181,853	$153,000

For all loans classified as substandard and doubtful, we have charged-off the collateral deficiency on all collateral dependent classified loans that are 90 days past due.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. Our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component.

Specific Allowance. Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, the experience and ability of staff and regional and national economic conditions and trends.

Our Chief Credit Officer supervises the workout department and identifies, manages and works through non-performing assets. Our credit officers and workout group identify and manage potential problem loans for our commercial loan portfolios. Changes in management, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with generally accepted accounting principles in the United States. When credits are downgraded beyond a certain level, our workout department becomes responsible for managing the credit risk.

Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Our commercial, consumer and residential loans are monitored for credit risk and deterioration considering factors such as delinquency, loan to value ratios, and credit scores.

When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount. If a loan is identified as impaired and is collateral dependent, an updated appraisal is obtained to provide a baseline in determining the property’s fair market value. We also consider costs to sell the property and use the appraisal less selling costs to determine if a charge-off is required for the collateral dependent problem loan. If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently. In-house revaluations are typically performed on a quarterly basis and updated appraisals are obtained annually, if determined necessary.

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.

Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. We charge-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at December 31, 2014 or December 31, 2013 for non-performing loans.

General Allowance. Additionally, we reserve for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, we have the ability to revise the allowance factors whenever necessary to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

Unallocated Allowance. Regardless of the extent of our analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the subjective nature of loan portfolio and/or individual loan evaluations. Management established an unallocated reserve to cover uncertainties that Beneficial Bancorp believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in the appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio.

A comprehensive analysis of the allowance for loan losses is performed on a quarterly basis. The factors supporting the allowance for loan losses do not diminish that the entire allowance for loan losses is available to absorb losses in the loan portfolio. Our principal focus, therefore, is on the adequacy of the total allowance for loan losses.

The allowance for loan losses is subject to review by banking regulators. Our primary bank regulators regularly conduct examinations of the allowance for loan losses and make assessments regarding their adequacy and the methodology employed in their determination. Our regulators may require the allowance for loan losses to be increased based on their review of information available to them at the time of their examination.

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	2014		2013		2012		2011		2010
(Dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
Commercial:
Commercial real estate	$18,016	25.2%	$22,089	24.9%	$21,994	26.1%	$16,254	21.2%	$14,793	21.5%
Commercial business loans	18,264	18.2	19,301	16.2	18,088	13.6	15,376	16.7	14,407	15.8
Commercial construction	2,343	2.9	3,188	1.6	8,242	4.3	14,791	9.1	9,296	9.6
Total Commercial	38,623	46.3	44,578	42.7	48,324	44.0	46,421	47.0	38,496	46.9
Residential:
Residential real estate	1,960	27.6	2,200	29.2	2,293	27.2	1,620	24.2	1,854	24.6
Residential construction	—	—	—	—	142	0.1	65	0.2	30	0.4
Total real estate loans	1,960	27.6	2,200	29.2	2,435	27.3	1,685	24.4	1,884	25.0

Consumer:
Home equity & lines of credit	2,669	9.3	3,133	10.0	2,397	10.5	2,020	10.5	2,136	10.3
Personal	1,957	1.3	2,687	1.8	2,062	2.3	1,855	2.8	977	3.4
Education	285	8.1	306	8.8	303	8.9	279	9.1	297	8.9
Automobile	4,610	7.4	2,195	7.5	1,578	7.0	1,403	6.2	1,026	5.5
Total consumer	9,521	26.1	8,321	28.1	6,340	28.7	5,557	28.6	4,436	28.1
Unallocated	550		550		550		550		550
Total allowance for loan losses	$50,654	100.0%	$55,649	100.0%	$57,649	100.0%	$54,213	100.0%	$45,366	100.0%

Commercial Loan Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $38.6 million, or 3.4% of commercial loans, at December 31, 2014, which decreased from $44.6 million or 4.5% of commercial loans at December 31, 2013. We experienced an $81.7 million decrease in criticized and classified commercial loans to $50.8 million at December 31, 2014 compared to $132.5 million at December 31, 2013. We have also experienced a decrease in commercial delinquencies and net charge-offs over the past twelve months, with net charge-offs on commercial loans decreasing to $2.6 million for the year ended December 31, 2014 compared to $11.9 million for the year ended December 31, 2013. We believe the decrease in the commercial reserve was appropriate given the decrease in criticized and classified loans since year end and the decrease in delinquencies and net charge-offs year over year.

Residential Loans. The allowance for the residential loan portfolio was $2.0 million, or 0.29% of residential loans, at December 31, 2014 from $2.2 million, or 0.32% of residential loans, at December 31, 2013. Our residential loan delinquencies decreased $901 thousand, or 13.8%, to $5.6 million at December 31, 2014 from $6.5 million at December 31, 2013 and net charge-offs on residential loans remain low at $546 thousand for the year ended December 31, 2014 compared to $563 thousand for the year ended December 31, 2013. We believe the balance of residential reserves was appropriate given the decrease in delinquencies and continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio increased $1.2 million to $9.5 million, or 1.5% of consumer loans, at December 31, 2014 compared to $8.3 million, or 1.3% of consumer loans, at December 31, 2013. Net charge-offs increased in this portfolio to $1.6 million for the year ended December 31, 2014 compared to $1.1 million for the year ended December 31, 2013 and delinquencies in this portfolio increased to $5.9 million at December 31, 2014 from $4.9 million at December 31, 2013. We believe the increase in the consumer reserve was appropriate based on the increase in consumer loan delinquencies and net charge-offs during the year.

Unallocated Allowance. The unallocated allowance for loan losses was $550 thousand at December 31, 2014 and at December 31, 2013. The unallocated component is maintained to cover uncertainties that Beneficial Bancorp believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by Beneficial Bancorp at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology; however, the evaluation has determined that the relative minor unallocated allowance has not had significant changes in recent years.

The allowance for loan losses is maintained at levels that management considers appropriate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be sufficient should the quality of loans deteriorate as a result of the factors described above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2014	2013	2012	2011	2010

Allowance at beginning of period	$55,649	$57,649	$54,213	$45,366	$45,855

Provision for loan losses	200	13,000	28,000	37,500	70,200
Charge-offs:
Real estate loans:
Residential	702	1,051	1,215	1,004	918
Commercial real estate	5,804	11,334	13,393	24,571	51,841
Total real estate loans	6,506	12,385	14,608	25,575	52,759

Commercial business loans	5,338	5,340	9,867	5,897	14,505

Consumer:
Home equity lines of credit	180	740	979	587	2,106
Automobile loans	1,682	1,113	1,070	1,185	1,090
Other consumer loans	823	759	816	1,790	1,182
Total consumer loans	2,685	2,612	2,865	3,562	4,378
Total charge-offs	14,529	20,337	27,340	35,034	71,642

Recoveries:
Real estate loans:
One- to four-family	88	430	36	28	2
Commercial real estate	3,845	2,843	893	3,984	162
Total real estate loans	3,933	3,273	929	4,012	164

Commercial business	4,499	902	905	1,027	171

Consumer:
Home equity lines of credit	198	255	253	461	71
Automobile loans	601	725	488	571	339
Other consumer loans	103	182	201	310	208
Total consumer loans	902	1,162	942	1,342	618
Total recoveries	9,334	5,337	2,776	6,381	953
Net charge-offs	5,195	15,000	24,564	28,653	70,689
Allowance at end of period	$50,654	$55,649	$57,649	$54,213	$45,366

Allowance to non-performing loans	126.92%	73.05%	62.37%	39.77%	36.66%
Allowance to total loans	2.09%	2.38%	2.36%	2.10%	1.62%
Net charge-offs to average loans	0.22%	0.63%	0.96%	1.05%	2.53%

Interest Rate Risk Management. Interest rate risk is defined as the exposure to current and future earnings, and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, adverse movements in interest rates could be either rising or falling interest rates. For example, a bank with predominantly long-term fixed-rate loans, and short-term deposits could have an adverse earnings exposure to a rising rate environment. Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates. This is referred to as re-pricing or maturity mismatch risk.

Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk), from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk), and from interest rate related options embedded in our assets and liabilities (option risk).

Our goal is to manage our interest rate risk by determining whether a given movement in interest rates affects our net income and the market value of our portfolio equity in a positive or negative way, and to execute strategies to maintain interest rate risk within established limits. Over the past few years, we took advantage of the decrease in interest rates to reposition the balance sheet through the sale of lower-rate longer-term securities and the run-off of higher-cost non-relationship-based municipal deposits to improve our profitability, interest rate risk and capital position. The results at December 31, 2014 indicate an acceptable level of risk.

Model Simulation Analysis. We view interest rate risk from two different perspectives. The traditional accounting perspective, which defines and measures interest rate risk as the change in net interest income and earnings caused by a change in interest rates, provides the best view of short-term interest rate risk exposure. We also view interest rate risk from an economic perspective, which defines and measures interest rate risk as the change in the market value of portfolio equity caused by changes in the values of assets and liabilities, which fluctuate due to changes in interest rates. The market value of portfolio equity, also referred to as the economic value of equity, is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities.

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk of any movement in interest rates. Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one year). Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods. It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the equity of Beneficial Bancorp. Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

Our asset/liability management committee (“ALCO”) produces reports on a quarterly basis, which compare baseline (no interest rate change) current positions showing forecasted net income, the economic value of equity and the duration of individual asset and liability classes, and of equity. Duration is defined as the weighted average time to the receipt of the present value of future cash flows. These baseline forecasts are subjected to a series of interest rate changes, to demonstrate or model the specific impact of the interest rate scenario tested on income, equity and duration. The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure our interest rate risk exposure present in our current asset/liability structure. If the results produce quantifiable interest rate risk exposure beyond our limits, then the testing will have served as a monitoring mechanism to allow us to initiate asset/liability strategies designed to reduce and therefore control interest rate risk.

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2014 and December 31, 2013. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income of a change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a change in market interest rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products, are documented periodically through evaluation under varying interest rate scenarios.

Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results. While we believe such assumptions to be reasonable, assumed prepayment rates may not approximate actual future prepayment activity on mortgage-backed securities, collateralized mortgage obligations and loans. Further, the computation does not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews the rate assumptions based on existing and projected economic conditions.

As of December 31, 2014 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$98,661	$115,312	$123,003
% change	(14.44)%		6.67%

Economic Value at Risk:
Equity	$1,138,351	$1,231,257	$1,201,032
% change	(7.55)%		(2.45)%

As of December 31, 2013 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$99,735	$116,649	$113,779
% change	(14.50)%		(2.46)%

Economic Value at Risk:
Equity	$760,959	$813,712	$742,257
% change	(6.48)%		(8.78)%

As of December 31, 2014, based on the scenarios above, net interest income at risk would be positively affected over a one-year time horizon in a rising interest rate environment and negatively affected in a declining interest rate environment.  The economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining interest rate environment. As of December 31, 2013, based on the scenarios above, net interest income and economic value of equity would be negatively impacted by a 200 basis point increase or decrease in interest rates. The current historically low interest rate environment reduces the reliability of the measurement of a 200 basis point decline in interest rates, as such a decline would result in negative interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor. In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

Overall, our December 31, 2014 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Liquidity Risk

Liquidity risk is the risk of being unable to meet obligations as they come due at a reasonable funding cost. We mitigate this risk by attempting to structure our balance sheet prudently and by maintaining diverse borrowing resources to fund potential cash needs. For example, we structure our balance sheet so that we fund less liquid assets, such as loans, with stable funding sources, such as retail deposits, long-term debt, wholesale deposits, and capital. We assess liquidity needs arising from asset growth, maturing obligations, and deposit withdrawals, considering operations in both the normal course of business and times of unusual events. In addition, we consider our off-balance sheet arrangements and commitments that may impact liquidity in certain business environments.

Our ALCO measures liquidity risks, sets policies to manage these risks, and reviews adherence to those policies at its quarterly meetings. For example, we manage the use of short-term unsecured borrowings as well as total wholesale funding through policies established and reviewed by our ALCO. In addition, the director risk committee of our board of directors sets liquidity limits and reviews current and forecasted liquidity positions at each of its regularly scheduled meetings.

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and the Federal Home Loan Bank system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our investment portfolio. As of December 31, 2014, the potential liquidity from these sources totaled $3.1 billion, which is an amount we believe currently exceeds any contingent liquidity needs.

Uses of Funds. Our primary uses of funds include the extension of loans and credit, the purchase of investment securities, working capital, and debt and capital management. In addition, contingent uses of funds may arise from events such as financial market disruptions.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4) repayment of borrowings and (5) the objectives of our asset/liability management program. Excess liquid assets are invested generally in short to intermediate-term U.S. Government agency obligations.

Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014, cash and cash equivalents totaled $534.0 million, including overnight investments of $493.3 million. Cash and cash equivalents include $463.0 million of subscription funds received in connection with the second-step stock offering as of December 31, 2014. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $757.8 million at December 31, 2014. On December 31, 2014, we had $165.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds under an overnight advance program up to Beneficial Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.20 billion as of December 31, 2014, representing an increase from $2.93 billion as of December 31, 2013. The increase in core deposits was driven by $463.0 million of subscription funds received in connection with the second step stock offering offset by a $203.6 million decrease in municipal deposits, which was consistent with the planned run-off of higher cost non-relationship-based municipal deposits. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. As of December 31, 2014 and December 31, 2013, aggregate wholesale funding totaled $306.2 million and $374.8 million, respectively. In addition, at December 31, 2014, we had arrangements to borrow up to $1.2 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On December 31, 2014, we had $165.0 million of FHLB advances outstanding.

A significant use of our liquidity is the funding of loan originations. At December 31, 2014, Beneficial Bank had $228.4 million in loan commitments outstanding, which consisted of $29.0 million and $3.0 million in commercial and consumer commitments to fund loans, respectively, $188.4 million in commercial and consumer unused lines of credit, and $8.0 million in standby letters of credit. Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2014 totaled $365.3 million, or 53.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables present certain of our contractual obligations at December 31, 2014:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Borrowed funds	$190,388	$—	$145,000	$20,000	$25,388
Commitments to fund loans	32,024	32,024	—	—	—
Unused lines of credit	188,364	99,641	8,734	28,486	51,503
Standby letters of credit	8,035	6,110	892	20	1,013
Operating lease obligations	57,224	5,173	9,690	8,683	33,678
Total	$476,035	$142,948	$164,316	$57,189	$111,582

Our primary investing activities are the origination of loans and the purchase of securities. Our primary financing activities consist of activity in deposit accounts and borrowings. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

Beneficial Bancorp is a separate legal entity from Beneficial Bank and must provide for its own liquidity in addition to its operating expenses. Beneficial Bancorp’s primary source of income is dividends received from Beneficial Bank. The amount of dividends that Beneficial Bank may declare and pay to Beneficial Bancorp is generally restricted under Pennsylvania law to the retained earnings of Beneficial Bank. During the year ended December 31, 2013, Beneficial Bank paid Beneficial Bancorp a $20.0 million dividend to fund the 4,000,000 share stock repurchase program adopted during the year. At December 31, 2014, Beneficial Bancorp (stand-alone) had liquid assets of $475.0 million, which included $463.0 million of stock subscription deposits.  In January 2015, approximately $247.3 million was transferred to Beneficial Bank as a result of the completion of the second-step conversion.

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See note 14 in the notes to the consolidated financial statements included in this Annual Report.

At December 31, 2014, Beneficial Bank’s ratio of Tier 1 capital to risk-weighted assets equaled 21.17%, well above the ratio necessary to be considered well capitalized under applicable federal regulations. We strive to manage our capital for maximum shareholder benefit. While the significant increase in equity that resulted from our second-step conversion completed on January 12, 2015 will adversely impact our return on equity, our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. Further, in the current economic environment, our strong capital position leaves us well-positioned to meet our customers’ needs and to execute on our growth strategies. We use capital management tools, such as common share repurchases, to improve our capital position. At December 31, 2014, 7,374,515 shares had been repurchased.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 19 to the consolidated financial statements. For the year ended December 31, 2014 we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Derivative Financial Instruments. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2014, the Company had six interest rate swaps with an aggregate notional amount of $25.2 million related to this program. During the year ended December 31, 2014, the Company recognized a net loss of $33 thousand compared to a net gain of $98 thousand during the year ended December 31, 2013 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 2 in the notes to the consolidated financial statements included in this Annual Report.

Effect of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial data presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services because such prices are affected by inflation to a larger extent than interest rates.

Consolidated Summary of Quarterly Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents summarized quarterly data for 2014 and 2013:

	1st	2nd	3rd	4th	Total
2014	Quarter	Quarter	Quarter	Quarter	Year
Total interest income	$35,104	$34,786	$34,966	$34,449	$139,305
Total interest expense	5,574	5,569	5,535	5,203	21,881
Net interest income	29,530	29,217	29,431	29,246	117,424
Provision for loan losses	1,500	250	(1,550)	—	200
Net interest income after provision for loan losses	28,030	28,967	30,981	29,246	117,224
Total non-interest income	5,611	6,321	7,213	5,638	24,783
Total non-interest expense	31,234	29,210	29,048	28,759	118,251
Income before income taxes	2,407	6,078	9,146	6,125	23,756
Income tax expense	(65)	1,502	2,622	1,664	5,723
Net income	2,472	4,576	6,524	4,461	18,033
Basic earnings per common share (1)	$0.03	$0.06	$0.09	$0.06	$0.25
Diluted earnings per common share (1)	$0.03	$0.06	$0.09	$0.06	$0.24

	1st	2nd	3rd	4th	Total
2013	Quarter	Quarter	Quarter	Quarter	Year
Total interest income	$37,962	$37,698	$37,307	$36,409	$149,376
Total interest expense	6,396	6,470	6,516	6,258	25,640
Net interest income	31,566	31,228	30,791	30,151	123,736
Provision for loan losses	5,000	5,000	1,500	1,500	13,000
Net interest income after provision for loan losses	26,566	26,228	29,291	28,651	110,736
Total non-interest income	6,938	7,327	5,584	5,276	25,125
Total non-interest expense	29,715	30,275	30,790	29,908	120,688
Income before income taxes	3,789	3,280	4,085	4,019	15,173
Income tax expense	575	374	585	1,061	2,595
Net income	$3,214	$2,906	$3,500	$2,958	$12,578
Basic and diluted earnings per common share (1)	$0.04	$0.04	$0.05	$0.04	$0.17

(1)               Earnings per share is computed independently for each period. The sum of the individual quarters may not equal the annual earnings per share.

Item 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

Item 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included herein beginning on page 64.

Item 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.            CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2014 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of Beneficial Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that:  (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2014, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Thomas D. Cestare
Gerard P. Cuddy	Thomas D. Cestare
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of Beneficial Bancorp, Inc., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of Beneficial Bancorp, Inc., see Part I, Item 1, “Business— Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning Beneficial Bancorp, Inc.’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on Beneficial Bancorp, Inc.’s website at www.thebeneficial.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.                          EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.                          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)         Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

(b)         Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders.

(c)          Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)         Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2014.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,244,880	$10.46	488,835
Equity compensation plans not approved by security holders	—	—	—
Total	3,244,880	$10.46	488,835

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in Beneficial Bancorp Inc.’s Proxy Statement for the 2015 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)                                 The financial statements required in response to this item are incorporated herein by reference from Item 8 of this Annual Report on Form 10-K.

(2)                                 All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)                                 Exhibits

No.	Description
3.1	Articles of Incorporation of Beneficial Bancorp, Inc. (1)
3.2	Bylaws of Beneficial Bancorp, Inc. (1)
4.1	Stock Certificate of Beneficial Bancorp, Inc. (1)
10.1	Employment Agreement between Beneficial Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy *
10.2	Employment Agreement between Beneficial Bancorp, Inc., Beneficial Bank and Thomas D. Cestare *
10.3	Executive Change in Control Severance Agreement between Beneficial Bank and Joanne R. Ryder *
10.4	Executive Change in Control Severance Agreement between Beneficial Bank and Martin F. Gallagher *
10.5	Executive Change in Control Severance Agreement between Beneficial Bank and Robert J. Maines *
10.7	Supplemental Pension and Retirement Plan of Beneficial Bank * (2)
10.8	Second Amendment to the Beneficial Bank Board of Managers Non-Vested Deferred Compensation Plan * (2)
10.9	Beneficial Bancorp, Inc. 2008 Equity Incentive Plan * (3)
10.10	Beneficial Bank Board of Trustees’ Non-Vested Deferred Compensation Plan * (1)
10.11	Beneficial Bank Stock-Based Deferral Plan * (1)

10.12	Severance Pay Plan for Eligible Employees of Beneficial Bank * (4)
10.13	Beneficial Bank Elective Deferred Compensation Plan, as Amended and Restated as of January 1, 2012 * (5)
21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 — Subsidiaries”
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

*                 Management contract or compensatory plan, contract or arrangement.

(1)         Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(2)         Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2009.

(3)         Incorporated herein by reference to the appendix to the Company’s definitive proxy materials on Schedule 14A filed with the Securities and Exchange Commission on April 16, 2008.

(4)         Incorporated herein by reference to the exhibits to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 3, 2014.

(5)         Incorporated herein by reference to the exhibits to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beneficial Bancorp, Inc. and Subsidiaries:

We have audited the accompanying consolidated statements of financial condition of Beneficial Bancorp, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beneficial Bancorp, Inc. and Subsidiaries:

We have audited Beneficial Bancorp, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2015

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2014 and 2013

	2014	2013
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$40,684	$41,801
Overnight Investments	493,331	313,882
Total cash and cash equivalents	534,015	355,683

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $748,858 and $1,042,208 at December 31, 2014 and 2013, respectively)	757,834	1,034,180
Held-to-maturity (estimated fair value of $731,589 and $514,633 at December 31, 2014 and 2013, respectively)	727,755	528,829
Federal Home Loan Bank stock, at cost	8,830	17,417
Total investment securities	1,494,419	1,580,426
LOANS:	2,421,745	2,341,807
Allowance for loan losses	(50,654)	(55,649)
Net loans	2,371,091	2,286,158
ACCRUED INTEREST RECEIVABLE	13,383	13,999
BANK PREMISES AND EQUIPMENT, Net	78,957	71,753
OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	63,349	61,463
Other intangibles	6,136	8,007
Other assets	68,199	83,951
Total other assets	259,657	275,394
TOTAL ASSETS	$4,751,522	$4,583,413
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$369,683	$291,109
Interest-bearing deposits	3,510,026	3,368,907
Total deposits	3,879,709	3,660,016

Borrowed funds	190,388	250,370
Other liabilities	70,531	57,881
Total liabilities	4,140,628	3,968,267

COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of December 31, 2014 and December 31, 2013	—	—
Common Stock - $.01 par value 300,000,000 shares authorized, 82,561,707 and 82,298,707 issued and 75,187,192 and 77,123,026 outstanding, as of December 31, 2014 and 2013,respectively	826	823
Additional paid-in capital	362,685	356,963
Unearned common stock held by employee savings and stock ownership plan	(14,306)	(16,102)
Retained earnings (partially restricted)	360,058	342,025
Accumulated other comprehensive loss	(22,663)	(21,354)
Treasury Stock at cost,7,374,515 shares and 5,175,681 shares at December 31, 2014 and 2013, respectively	(75,706)	(47,209)
Total stockholders’ equity	610,894	615,146
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,751,522	$4,583,413

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
INTEREST INCOME:
Interest and fees on loans	$106,432	$114,514	$132,682
Interest on overnight investments	712	821	893
Interest and dividends on investment securities:
Taxable	29,710	31,255	33,876
Tax-exempt	2,451	2,786	2,979
Total interest income	139,305	149,376	170,430

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	1,783	2,948	4,712
Money market and savings deposits	5,376	6,653	8,392
Time deposits	7,819	8,242	9,765
Total	14,978	17,843	22,869
Interest on borrowed funds	6,903	7,797	8,104
Total interest expense	21,881	25,640	30,973
Net interest income	117,424	123,736	139,457
PROVISION FOR LOAN LOSSES	200	13,000	28,000
Net interest income after provision for loan losses	117,224	110,736	111,457

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	7,004	7,170	7,389
Service charges and other income	14,992	15,561	14,604
Mortgage banking income	583	1,017	2,731
Net gain on sale of non-performing commercial loans HFS	1,583	—	—
Net gain on sale of investment securities	621	1,377	2,882
Total non-interest income	24,783	25,125	27,606

NON-INTEREST EXPENSE:
Salaries and employee benefits	60,226	57,154	57,529
Occupancy expense	10,390	9,826	9,887
Depreciation, amortization and maintenance	8,951	9,026	8,919
Marketing expense	2,802	5,234	2,811
Intangible amortization expense	1,870	1,872	4,163
FDIC insurance	2,850	3,589	4,221
Merger and restructuring charges	—	(189)	2,233
Professional fees	3,972	5,058	5,396
Classified loan & other real estate owned related expense	1,915	6,384	8,243
Other	25,275	22,734	19,723
Total non-interest expense	118,251	120,688	123,125
Income before income taxes	23,756	15,173	15,938
INCOME TAX EXPENSE	5,723	2,595	1,759
Net income	$18,033	$12,578	$14,179

NET EARNINGS PER SHARE - Basic	$0.25	$0.17	$0.18
NET EARNINGS PER SHARE — Diluted	$0.24	$0.17	$0.18
Average common shares outstanding - Basic	73,372,117	75,841,392	76,657,265
Average common shares outstanding - Diluted	73,988,528	76,085,398	76,827,872

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Years Ended December 31, 2014, 2013 and 2012

	For the Year Ended
	December 31,
	2014	2013	2012

Net Income	$18,033	$12,578	$14,179
Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) on available for sale securities arising during the period (net of deferred tax of $6,465, $13,403, and $44 for the years ended December 31, 2014, 2013, and 2012, respectively)	11,160	(22,993)	(115)

Unrealized losses on available-for sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the year ended December 31, 2014)	(3,426)	—	—

Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $269 for the year ended December 31, 2014)	449	—	—

Reclassification adjustment for net gains on available for sale securities included in net income (net of tax of $227, $459, and $1,063 for the years ended December 31, 2014, 2013, and 2012, respectively)	(394)	(788)	(1,820)

Defined benefit pension plans:

Pension gains (losses), other postretirement and postemployment benefit plan adjustments (net of tax of $4,904, $5,002, and $1,684 for the years ended December 31, 2014, 2013, and 2012, respectively)	(9,098)	9,454	(3,930)

Total other comprehensive loss	(1,309)	(14,327)	(5,865)

Comprehensive income (loss)	$16,724	$(1,749)	$8,314

See accompanying notes to the consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

For the Years Ended December 31, 2014, 2013 and 2012

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2012	82,267,457	$823	$351,107	$(19,856)	$315,268	$(16,800)	$(1,162)	$629,380
Net Income					14,179			14,179
KSOP shares committed to be released			(64)	1,955				1,891
Stock option expense			1,436					1,436
Restricted stock shares			1,502					1,502
Stock options exercised	12,050		101					101
Purchase of treasury stock						(8,751)		(8,751)
Net unrealized loss on AFS securities arising during the year (net of deferred tax of $44)							(115)	(115)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $1,063)							(1,820)	(1,820)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $1,684)							(3,930)	(3,930)
BALANCE, DECEMBER 31, 2012	82,279,507	$823	$354,082	$(17,901)	$329,447	$(25,551)	$(7,027)	$633,873
Net Income					12,578			12,578
KSOP shares committed to be released			82	1,799				1,881
Stock option expense			1,627					1,627
Restricted stock shares			1,004					1,004
Stock options exercised	19,200		168					168
Purchase of treasury stock						(21,658)		(21,658)
Net unrealized loss on AFS securities arising during the year (net of deferred tax of $13,403)							(22,993)	(22,993)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $459)							(788)	(788)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $5,002)							9,454	9,454
BALANCE, DECEMBER 31, 2013	82,298,707	$823	$356,963	$(16,102)	$342,025	$(47,209)	$(21,354)	$615,146
Net Income					18,033			18,033
KSOP shares committed to be released (includes tax liability of $185)			291	1,796				2,087
Stock option expense			1,562					1,562
Restricted stock shares			1,047					1,047
Stock options exercised (includes tax benefit of $59)	263,000	3	2,822					2,825
Purchase of treasury stock						(28,497)		(28,497)
Net unrealized loss on AFS securities arising during the year (net of deferred tax of $6,465)							11,160	11,160
Unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $1,990)							(3,426)	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $269)							449	449
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $227)							(394)	(394)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $4,904)							(9,098)	(9,098)
BALANCE, DECEMBER 31, 2014	82,561,707	$826	$362,685	$(14,306)	$360,058	$(75,706)	$(22,663)	$610,894

See accompanying notes to the consolidated financial statements

BENEFICIAL BANCORP, INC. AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$18,033	$12,578	$14,179
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	13,000	28,000
Depreciation and amortization	5,946	6,234	5,765
Intangible amortization and impairment	1,870	1,872	4,163
Net gain on sale of investments	(621)	(1,377)	(2,882)
Accretion of discount on investments	(419)	(789)	(1,094)
Amortization of premium on investments	5,844	9,909	10,168
Gain on sale of residential loans held for sale	(271)	(327)	(1,700)
Net gain on sale of non-performing commercial loans held for sale	(1,583)	—	—
Deferred income taxes	5,314	7,327	(135)
Net loss from disposition of premises and equipment	176	112	529
Proceeds from sale of fixed assets held for sale	(122)	(582)	(773)
Other real estate impairment	949	1,447	3,751
Gain on sale of other real estate	(1,485)	(174)	(734)
Amortization of KSOP	2,087	1,881	1,891
Increase in bank owned life insurance	(1,886)	(1,009)	(1,789)
Stock based compensation expense	2,609	2,631	2,938
Origination of loans held for sale	(14,366)	(21,370)	(103,339)
Proceeds from sale of loans	38,352	20,918	102,385
Changes in assets and liabilities:
Accrued interest receivable	616	1,382	1,857
Accrued interest payable	(463)	(30)	(155)
Income taxes payable (receivable)	4,794	(3,334)	949
Other liabilities	(889)	(18,559)	(10,727)
Other assets	3,063	8,781	6,073
Net cash provided by operating activities	67,748	40,521	59,320
INVESTING ACTIVITIES:
Loans originated or acquired	(711,443)	(539,074)	(481,427)
Principal repayment on loans	603,905	624,811	754,938
Purchases of investment securities available for sale	(30,985)	(214,734)	(652,619)
Proceeds from sales of investment securities available for sale	6,504	52,185	33,375
Proceeds from maturities, calls or repayments of investment securities available for sale	142,908	247,453	342,874
Purchases of investment securities held to maturity	(122,809)	(183,799)	(155,471)
Proceeds from sales of investment securities held to maturity	—	2,173	—
Proceeds from maturities, calls or repayments of investment securities held to maturity	74,437	126,280	156,867
Net proceeds from sales of money market funds	14,867	2,996	22,289
Redemption (purchase) of Federal Home Loan Bank stock	8,587	(1,033)	5,019
Acquisition of SE Financial, net cash acquired	—	—	2,465
Proceeds from sale other real estate owned	5,496	10,148	12,791
Purchases of premises and equipment	(14,597)	(14,141)	(7,100)
Proceeds from sale of premises and equipment	24	266	—
Cash (used in) provided by other investing activities	(349)	691	(153)
Net cash (used in) provided by investing activities	(23,455)	114,222	33,848
FINANCING ACTIVITIES:
Increase in borrowed funds	12,000	88,000	75,235
Repayment of borrowed funds	(71,982)	(87,981)	(75,218)
Net (decrease) increase in checking, savings and demand accounts	(196,850)	(208,206)	161,945
Stock subscription deposits received	463,036	—	—
Net decrease in time deposits	(46,493)	(59,291)	(104,528)
Proceeds from the exercise of stock options	2,766	168	101
Excess tax benefit related to stock based compensation awards	59	—	—
Purchase of treasury stock	(28,497)	(21,658)	(8,751)
Net cash provided by (used in) financing activities	134,039	(288,968)	48,784
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	178,332	(134,225)	141,952
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	355,683	489,908	347,956
CASH AND CASH EQUIVALENTS, END OF YEAR	$534,015	$355,683	$489,908
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$22,344	$25,670	$31,093
Cash (refunds) payments for income taxes	(4,261)	(1,490)	637
Transfers of loans to other real estate owned	273	1,833	4,508
Transfers of bank branches to fixed assets held for sale	391	—	—
Securities purchased and not yet settled	—	—	103,740
Transfers of securities at fair value from available for sale to held to maturity	152,200	—	—
Contribution to pension plan	351	24,351	2,396
Acquisition of noncash assets and liabilities:
Assets acquired	—	—	273,940
Liabilities assumed	—	—	276,405

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(All dollar amounts are presented in thousands, except per share data)

1. NATURE OF OPERATIONS

The Company is a Maryland corporation and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 58 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities Department and the Federal Deposit Insurance Corporation (the “FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System the Federal Reserve Board. The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

On August 14, 2014, the boards of directors of the Beneficial Mutual Bancorp and Beneficial Savings Bank MHC, and the board of trustees of Beneficial Mutual Savings Bank adopted a Plan of Conversion and Reorganization, pursuant to which Beneficial Mutual Savings Bank would reorganize from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion: (1) Beneficial Savings Bank MHC would merge with and into the Beneficial Mutual Bancorp, with the Beneficial Mutual Bancorp being the surviving entity (the “MHC Merger”); (2) Beneficial Mutual Bancorp would merge with and into the newly formed Maryland corporation named Beneficial Bancorp, Inc. (the “Holding Company”); (3) Beneficial Mutual Savings Bank would become a wholly-owned subsidiary of the Holding Company; (4) the shares of common stock of Beneficial Mutual Bancorp held by persons other than Beneficial Savings Bank MHC (whose shares will be canceled) will be converted into shares of common stock of the Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons; and (5) the Holding Company will offer and sell shares of its common stock to certain depositors of Beneficial Mutual Savings Bank and others in the community and institutional investors in the manner and subject to the priorities set forth in the Plan of Conversion.

The transactions contemplated by the Plan of Conversion have since been approved by the shareholders of Beneficial Mutual Bancorp, the depositors of Beneficial Mutual Savings Bank and the Board of Governors of the Federal Reserve System. As previously discussed, the second-step conversion was completed on January 12, 2015, at which time the Company sold, for gross proceeds of $503.8 million, a total of 50,383,817 shares of common stock at $10.00 per share, including 2,015,352 shares purchased by the Bank’s employee savings and stock ownership plan. As part of the second-step conversion, each of the existing 29,394,417 outstanding shares of Beneficial Mutual Bancorp common stock owned by persons other than Beneficial Savings Bank MHC was converted into 1.0999 of a share of Company common stock.

Since the second-step conversion was completed subsequent to the Company’s calendar year-end of December 31, the share and per share data included in this Annual Report on Form 10-K for the year ended December 31, 2014 and all preceding periods presented have not been adjusted to reflect the 1.0999 exchange ratio included as a part of the second-step conversion.  Share and per share amounts for current and prior periods presented in the Company’s reporting subsequent to January 12, 2015 will reflect the 1.0999 exchange ratio included as part of the second-step conversion.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Specifically, the financial statements include the accounts of the Bank, the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company. Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated. The various services and products support each other and are interrelated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

Use of Estimates in the Preparation of Financial Statements — These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The significant estimates include the allowance for loan losses, goodwill, other intangible assets, income taxes, postretirement benefits, and the fair value of investment securities. Actual results could differ from those estimates and assumptions.

Investment Securities — The Company classifies and accounts for debt and equity securities as follows:

Held-to-Maturity — Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are recorded at amortized cost. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available-for-Sale — Debt securities that will be held for indefinite periods of time, including equity securities with readily determinable fair values, that may be sold in response to changes to market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income. Realized gains and losses on the sale of investment securities are recorded as of trade date and reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

The Company determines whether any unrealized losses are temporary in accordance with guidance under FASB ASC Topic 320 for Investments — Debt and Equity Securities. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment (“OTTI”) condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer.

In accordance with accounting guidance for equity securities, the Company evaluates its securities portfolio for other-than-temporary impairment throughout the year. Each investment that has an estimated fair value less than the book value is reviewed on a quarterly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: (1) the length of time and the extent to which the fair value has been less than book value, (2) the financial condition and the near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Among other factors that are considered in determining the Company’s intent and ability to maintain an investment is a review of the capital adequacy, interest rate risk profile and liquidity position of the Company. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

Accounting guidance for debt securities requires the Company to assess whether the loss existed by considering whether (1) the Company has the intent to sell the security, (2) it is more likely than not that it will be required to sell the security before recovery, or (3) it does not expect to recover the entire amortized cost basis of the security. The guidance requires the Company to bifurcate the impact on securities where impairment in value was deemed to be other than temporary between the component representing credit loss and the component representing loss related to other factors. The portion of the fair value decline attributable to credit loss must be recognized through a charge to earnings. The difference between the fair market value and the credit loss is recognized in other comprehensive income.

The Company invests in Federal Home Loan Bank of Pittsburgh (“FHLB”) stock as required to support borrowing activities, as detailed in Note 13 to these consolidated financial statements. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company reports its investment in FHLB stock at cost in the consolidated statements of financial condition. The Company reviews FHLB stock for impairment based on guidance from FASB ASC Topic 320 for Investments — Debt and Equity Securities and FASB ASC Topic 942 for Financial Services — Depository and Lending and has concluded that its investment is not impaired.

Loans — The Company’s loan portfolio consists of commercial loans, residential loans and consumer loans. Commercial loans include commercial real estate, commercial construction and commercial business loans. Residential loans include residential mortgage and construction loans secured primarily by first liens on one-to four-family residential properties. Consumer loans consist primarily of home equity loans and lines of credit, personal loans, automobile loans and education loans. Loan balances are stated at their principal balances, net of unamortized fees and costs.

Interest on loans is calculated based upon the principal amount outstanding. Loan fees and certain direct loan origination costs are deferred and recognized as a yield adjustment over the life of the loans using the interest method.

Generally, loans are placed on non-accrual status when the loan becomes 90 days delinquent and any collateral or discounted cash flow deficiency is charged-off. Unsecured consumer loans are typically charged-off when they become 90 days past due. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Government guaranteed student loans greater than 90 days continue to accrue interest as they are government guaranteed with little risk of credit loss.

When a loan is determined to be impaired, it is placed on non-accrual status and all interest that had been accrued and not collected is reversed against interest income. Payments received on non-accrual loans are applied to principal balances until paid in full and then to interest income. The Bank’s policy for returning a loan to accruing status requires the preparation of a well documented credit evaluation which includes the following:

•                           A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

•                           An updated appraisal or home valuation which must demonstrates sufficient collateral value to support the debt;

•                           Sustained performance based on the restructured terms for at least six consecutive months;

•                           Approval by the Special Assets Committee which consists of the Chief Credit Officer, the Chief Financial Officer and other members of senior management.

Allowance for Loan Losses — The allowance for loan losses is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations. The allowance for loan losses is maintained at a level that management considers appropriate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan losses is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. In addition, the FDIC and the Department, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.

Under the accounting guidance FASB ASC Topic 310 for Receivables, a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged-off. The measurement is based either on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral-dependent. Impairment losses are included in the provision for loan losses.

Troubled Debt Restructurings — The Company considers a loan a TDR when the borrower is experiencing financial difficulty and the Company has granted a concession that it would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (which may include foreclosure or deed in lieu of foreclosure) or a combination of types. The Company evaluates selective criteria to determine if a borrower is experiencing financial difficulty including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Company considers all TDR loans that are on non-accrual status to be impaired loans. The Company evaluates all TDR loans for impairment on an individual basis in accordance with ASC 310. We will not consider a loan a TDR if the loan modification was a result of a customer retention program.

Loans Acquired With Deteriorated Credit Quality — The Company accounts for loans acquired with deteriorated credit quality in accordance with the provisions included in FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. For these loans, the Company determined that there is evidence of deterioration in credit quality since the origination of the loan and that it was probable, at the acquisition date, that the Company will be unable to collect all contractually required payments receivable. These loans are recorded at fair value, at the acquisition date, reflecting the present value of the amounts expected to be collected. The Company evaluates loans acquired with deteriorated credit quality individually for further impairment.

Mortgage Banking Activities — The Company originates mortgage loans held for investment and for sale. At origination, mortgage loans are identified as either held for sale or held for investment. Mortgage loans held for sale are carried at the lower of cost or market, determined on a net aggregate basis.

The Company originates residential mortgage loans for sale primarily to institutional investors, such as Fannie Mae. The Company retains the mortgage servicing rights (“MSRs”) for the loans sold to Fannie Mae. The Company elected the fair value measurement method to value its existing MSRs at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur. At December 31, 2014, and 2013, MSRs totaled $1.4 million and $1.5 million, respectively, and were included in “other assets” in the Company’s consolidated statements of financial condition.

At December 31, 2014, and 2013, loans serviced for others totaled $150.6 million and $158.0 million, respectively. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. The Company had fiduciary responsibility for related escrow and custodial funds aggregating approximately $2.0 million at both December 31, 2014 and 2013.

Bank Premises and Equipment — Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using a straight-line method over the estimated useful lives of 10 to 40 years for buildings and three to 20 years for furniture, fixtures and equipment. Leasehold improvements are amortized using the straight-line method over the terms of the respective leases or the useful lives of the respective assets, whichever is less.

Real Estate Owned — Real estate owned includes properties acquired by foreclosure or deed in-lieu of foreclosure and premises no longer used in operations. These assets are initially recorded at the lower of carrying value of the loan or estimated fair value less selling costs at the time of foreclosure and at the lower of the new cost basis or fair value less selling costs thereafter. Losses arising from foreclosure transactions are charged against the allowance for loan losses. The amounts recoverable from real estate owned could differ materially from the amounts used in arriving at the net carrying value of the assets at the time of foreclosure because of future market factors beyond the control of the Company. Costs relating to the development and improvement of real estate owned properties are capitalized to the extent realizable and supported by the fair value of the property less selling costs and other costs relating to holding the property that are charged to expense. Real estate owned is periodically evaluated for impairment and reductions in carrying value are recognized in the Company’s consolidated statements of operations as “classified loan and other real estate owned related expense.”

Income Taxes — Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A deferred tax liability is recognized for temporary differences that will result in taxable amounts in future years. A deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and for carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes. The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The uncertain tax liability for uncertain tax positions was zero at December 31, 2014 and December 31, 2013.

Goodwill and Other Intangibles — Net assets of companies acquired in purchase transactions are recorded at fair value at the date of acquisition and, as such, the historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Finite lived intangibles are amortized on an accelerated or straight-line basis over the period benefited. In accordance with FASB ASC Topic 350 for Intangibles — Goodwill and Other, goodwill is not amortized but is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment, at the reporting unit level. The Company’s review for impairment includes an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill, the first step of the two-step quantitative goodwill impairment test is performed, which compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. However, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Other intangible assets subject to amortization are evaluated for impairment in accordance with applicable accounting guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The other intangibles are amortizing intangibles, which primarily consist of core deposit intangibles which are amortized over an estimated useful life of ten years.

Cash Surrender Value of Life Insurance — The Company funds the purchase of insurance policies on the lives of certain officers and employees of the Company. The Company has recognized any change in cash surrender value of life insurance in non-interest income in the Company’s consolidated statements of operations. The Company has recognized insurance costs in non-interest expense in the Company’s consolidated statements of operations.

Comprehensive Income — The Company presents a separate financial statement of comprehensive income that includes amounts from transactions and other events excluded from the Company’s consolidated statements of operations and recorded directly to retained earnings.

Pension and Other Postretirement Benefits — The Company currently provides certain postretirement benefits to qualified retired employees. These postretirement benefits principally pertain to health insurance coverage and life insurance. The cost of such benefits is accrued during the years the employee provides service. The Bank has noncontributory defined benefit pension plans covering many of its employees. Additionally, the Company sponsors nonqualified supplemental employee retirement plans for certain participants. The benefits associated with these arrangements and plans are earned over a service period, and the Company estimates the amount of expense applicable to each plan or contract. The estimated obligations for the plans and contracts are reflected as liabilities on the Company’s consolidated statements of condition.

Employee Savings and Stock Ownership Plan (“KSOP”) — The Company accounts for its KSOP based on guidance set forth in FASB ASC Topic 715 for Compensation — Retirement Benefits. Shares are released to participants proportionately as the loan is repaid. If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings. Dividends declared on common stock held by the KSOP and not allocated to the account of a participant can be used to repay the loan. Allocation of shares to the KSOP participants is contingent upon the repayment of the loan to the Company.

Stock Based Compensation — The Company accounts for stock awards and stock options granted to employees and directors based on guidance set forth in FASB ASC Topic 718 for Compensation — Stock Compensation. The Company recognizes the related expense for the options and awards over the service period using the straight-line method.

Earnings Per Share — The Company follows the guidance set forth in FASB ASC Topic 260 for Earnings Per Share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are based on the weighted average number of shares and the dilutive impact if any of stock options and restricted stock awards.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest bearing deposits and federal funds sold.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02: Consolidation.  The amendments in this update respond to concerns about the current accounting for consolidation of certain legal entities. Entities expressed concerns that current generally accepted accounting principles might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. Financial statement users asserted that in certain of those situations in which consolidation is ultimately required, deconsolidated financial statements are necessary to better analyze the reporting entity’s economic and operational results. Previously, the FASB issued an indefinite deferral for certain entities to partially address those concerns. However, the amendments in this update rescind that deferral and address those concerns by making changes to the consolidation guidance. The amendments in this update impact all reporting entities involved with limited partnerships or similar entities and require reporting entities to re-evaluate these entities for consolidation. In some cases, consolidation conclusion may change.  In other cases, a reporting entity will need to provide additional disclosures if an entity that currently isn’t considered a variable interest entity is considered a variable interest entity under the new guidance. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company is in the process of evaluating the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

In January 2015, the FASB issued ASU 2015-01: Income Statement: Extraordinary and Unusual Items.  The amendment in this update eliminates from GAAP the concept of extraordinary items and the associated disclosure requirements. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 includes the following two criteria that must both be met for extraordinary classification: (i) unusual nature, and (ii) infrequency of occurrence. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item. As the Company has not entered into any transactions that would require extraordinary or unusual item disclosure, the Company does not anticipate an impact to the consolidated financial statements related to this guidance.

In August 2014, the FASB issued ASU 2014-15: Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update apply to all entities. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The term probable is used consistently with its use in Topic 450, Contingencies. When management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

Also in August 2014, the FASB issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this update affect creditors that hold government guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company does not anticipate a significant impact to the consolidated financial statements related to this guidance. The Company will comply with the provisions of this guidance upon its effective date and, if applicable, record a separate other receivable for foreclosed government guaranteed mortgage loans.

In June 2014, the FASB issued ASU 2014-12 — Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments in this update provide explicit guidance for those awards. For all entities, the amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. At this time, the Company does not believe that it is probable that the performance conditions for any of the outstanding performance based awards will be met. The Company does not anticipate an impact to the consolidated financial statements related to this guidance.

Also in June 2014, the FASB issued ASU 2014-11 — Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures: The amendments affect all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments change the current accounting outcome by requiring repurchase-to-maturity transactions to be accounted for as secured borrowings. Additionally, the amendments require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset. ASU 2014-11 requires a new disclosure for certain transactions that involve (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The accounting changes in this update are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Earlier application for a public business entity is prohibited. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

In May 2014, the FASB issued ASU 2014-09 — Revenue from Contracts with Customers: The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. For public entities, the amendments in this Update are effective for annual reporting periods beginning after December 15, 2016. The Company is in the process of evaluating the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

In March 2014, the FASB issued ASU 2014-06 — Technical Corrections and Improvements Related to Glossary Terms: The amendments in this update represent changes to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make minor improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities. Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms appearing in the Master Glossary. The amendments in this update do not have transition guidance and will be effective upon issuance for both public entities and nonpublic entities. The amendments in this update are not expected to result in substantive changes to the application of existing guidance. Additionally, the amendments are not expected to create any new differences between U.S. GAAP and IFRS. The Company adopted the provisions of this guidance during the three months ended March 31, 2014 and noted no impact to the consolidated financial statements related to this guidance.

In January 2014, the FASB issued ASU 2014-04 — Troubled Debt Restructuring by Creditors (Subtopic 310-40): The amendments in this update apply to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company will comply with this guidance and its effective date. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

Also in January 2014, the FASB issued ASU 2014-01, Investments — Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects: The objective of this update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company intends to adopt this guidance on its effective date. The Company does not anticipate any material impact to the consolidated financial statements related to this guidance.

In July 2013, the FASB issued ASU 2013-11, Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740): The amendments of this update state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted the provisions of this guidance during the three months ended March 31, 2014 and noted no material impact to the consolidated financial statements related to this guidance as the Company has no unrecognized tax benefits that are part of our net operating loss carryforward.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405): The amendments in this update provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. This includes debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The guidance in this update requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this update are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company adopted the provisions of this guidance during the three months ended March 31, 2014 and noted no material impact to the consolidated financial statements related to this guidance as we have no such arrangements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220): The amendments in this update aim to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company has complied with the guidance for the periods ended December 31, 2014 and 2013.

In January 2013, the FASB issued ASU 2013-01, Balance Sheet, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (Topic 210): The amendments in this update clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The Company has complied with the guidance for the periods ended December 31, 2014 and 2013.

3. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2014. All amounts are presented net of tax.

	Net unrealized
	holding gains (losses) on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2014	$(5,078)	$(16,276)	$(21,354)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	11,160	—	11,160
Unrealized losses on AFS securities transferred to HTM	(3,426)	—	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM	449	—	449
Pension, other postretirement and postemployment benefit plan adjustments	—	(9,781)	(9,781)
Amount reclassified from accumulated other comprehensive loss	(394)	683	289
Net current-period other comprehensive (loss) income	7,789	(9,098)	(1,309)
Ending balance, December 31, 2014	$2,711	$(25,374)	$(22,663)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2014:

For the Year Ended December 31, 2014

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(621)		Net gain on sale of investment securities
	227		Income tax expense
	$(394)		Net of tax

Amortization of defined benefit pension items
Transition obligation	$164	(1)	Other non-interest expense
Prior service costs	(526	)(1)	Other non-interest expense
Net recognized actuarial losses	1,413	(1)	Other non-interest expense
	1,051		Total before tax
	(368)		Income tax benefit
	$683		Net of tax

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 16 - Pension and Other Postretirement Benefits for additional details.

The following table presents the changes in the balances of each component of AOCI for the year ended December 31, 2013.  All amounts are presented net of tax.

	Net unrealized
	holding gains (losses) on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2013	$18,703	$(25,730)	$(7,027)
Changes in other comprehensive loss before reclassifications	(22,993)	7,981	(15,012)
Amount reclassified from accumulated other comprehensive loss	(788)	1,473	685
Net current-period other comprehensive (loss) income	(23,781)	9,454	(14,327)
Ending balance, December 31, 2013	$(5,078)	$(16,276)	$(21,354)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2013:

For the Year Ended December 31, 2013

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(1,247)		Net gain on sale of investment securities
	459		Income tax expense
	$(788)		Net of tax

Amortization of defined benefit pension items
Transition obligation	$164	(1)	Other non-interest expense
Prior service costs	(527	)(1)	Other non-interest expense
Net recognized actuarial losses	2,614	(1)	Other non-interest expense
	2,251		Total before tax
	(778)		Income tax benefit
	$1,473		Net of tax

(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 16 - Pension and Other Postretirement Benefits for additional details.

4. EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the years ended December 31, 2014, 2013, and 2012. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“KSOP”) shares and unvested restricted stock shares. See Note 18 to these consolidated financial statements for further discussion of stock grants.

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2014	2013	2012

Basic and diluted earnings per share:
Net income	$18,033	$12,578	$14,179
Basic average common shares outstanding	73,372,117	75,841,392	76,657,265
Effect of dilutive securities	616,411	244,006	170,607
Dilutive average shares outstanding	73,988,528	76,085,398	76,827,872
Net earnings per share
Basic	$0.25	$0.17	$0.18
Diluted	$0.24	$0.17	$0.18

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the year ended December 31, 2014, there were 667,500 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the year ended December 31, 2013, there were 2,726,800 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the year ended December 31, 2012, there were 2,178,400 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.

5. CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances in accordance with federal requirements. Cash and due from banks in the consolidated statements of financial condition include $22.8 million and $17.5 million at December 31, 2014 and 2013, respectively, relating to this requirement.

Cash and due from banks includes $463.0 million of stock subscription funds at December 31, 2014 as well as fiduciary funds of $791 thousand and $767 thousand at December 31, 2014 and 2013, respectively, relating to insurance services.

6. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2014, and 2013 are as follows:

	December 31, 2014
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$8,538	$76	$—	$8,614
Ginnie Mae guaranteed mortgage certificates	5,038	194	—	5,232
GSE mortgage-backed securities	641,952	9,981	2,985	648,948
Collateralized mortgage obligations	45,494	59	283	45,270
Municipal bonds	44,378	1,986	—	46,364
Money market, mutual funds and certificates of deposit	3,458	—	52	3,406

Total	$748,858	$12,296	$3,320	$757,834

	December 31, 2014
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$677,501	$6,202	$2,507	$681,196
Collateralized mortgage obligations	47,384	264	227	47,421
Municipal bonds	870	91	—	961
Foreign bonds	2,000	11	—	2,011

Total	$727,755	$6,568	$2,734	$731,589

	December 31, 2013
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$12,968	$—	$51	$12,917
GNMA guaranteed mortgage certificates	5,815	204	—	6,019
GSE mortgage-backed securities	840,787	9,538	17,227	833,098
Collateralized mortgage obligations	98,708	82	2,361	96,429
Municipal bonds	65,593	1,836	—	67,429
Money market, mutual funds and certificates of deposit	18,337	—	49	18,288

Total	$1,042,208	$11,660	$19,688	$1,034,180

	December 31, 2013
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$502,556	$650	$14,389	$488,817
Collateralized mortgage obligations	20,863	61	654	20,270
Municipal bonds	3,410	125	—	3,535
Foreign bonds	2,000	11	—	2,011

Total	$528,829	$847	$15,043	$514,633

During the year ended December 31, 2014, the Bank received proceeds from the sale of mortgage-backed securities of $6.5 million and other securities of $364 thousand that resulted in an aggregate net gain of $621 thousand. During 2014, the Bank transferred five debt securities at a fair value of $152.2 million from available-for-sale securities to held-to-maturity securities as management has the intent and ability to hold these securities to maturity. On the date of transfer, the securities had a par value of $155.9 million. The difference between the fair value and the par value was $3.7 million, which included a $5.4 million unrealized loss and a $1.7 million unamortized premium, and will be accreted into interest income over the expected life of the securities. This amount will be equally offset by the amortization of the unrealized loss at the date of transfer, which is included in accumulated other comprehensive income.

During the year ended December 31, 2013, the Bank received proceeds from the sale of mortgage-backed securities of $38.3 million, non-agency collateralized mortgage obligation (CMOs) of $11.3 million, pooled trust preferred collateralized debt obligations (CDOs) of $4.7 million, and other securities of $2.0 million that resulted in an aggregate net gain of $1.4 million. The $38.3 million of mortgage-

backed securities sold during the year ended December 31, 2013 included four securities classified as held to maturity with an aggregate carrying value of approximately $2.0 million. The sale of the securities classified as held to maturity resulted in a gain of $130 thousand during the year ended December 31, 2013. Given that the Bank had collected more than 85% of the principal balance of each held to maturity security as of the date of sale, the Bank considers these sales to be maturities.

In December 2013, final rules implementing the Volcker Rule (Section 619 of the Dodd-Frank Wall Street Reform and Consumer Protection Act) were promulgated by the five federal financial regulatory agencies responsible for implementing and enforcing the rule. The Volcker Rule prohibits “banking entities” from proprietary trading and imposes substantial restrictions on their ownership or sponsorship of, and relationships with, certain “covered funds,” largely hedge funds and private equity funds. Importantly, with respect to proprietary trading, the final rule tightens the requirements for the hedging exemption to require that the hedge demonstrably mitigates a “specific, identified exposure.”

During the quarter ended December 31, 2013, the Company recorded a $1.2 million loss on the sale of $4.7 million of pooled trust preferred securities due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule. These securities were in a $740 thousand unrealized loss position at the time of the sale. Management reviewed the securities included in the Company’s investment portfolio and determined that the remaining securities held in the Company’s investment portfolio as of December 31, 2013 are not impacted by Volcker Rule. In addition, management determined that the Company has no hedges that would be impacted by the Volcker Rule.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$38,246	$200	$396,600	$5,292	$434,846	$5,492
Collateralized mortgage obligations	31,990	170	22,881	340	54,871	510
Subtotal, debt securities	$70,236	$370	$419,481	$5,632	$489,717	$6,002
Mutual Funds	—	—	896	52	896	52
Total temporarily impaired securities	$70,236	$370	$420,377	$5,684	$490,613	$6,054

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
GSE and agency notes	$12,816	$51	$—	$—	$12,816	$51
Mortgage-backed securities	1,075,483	31,616	—	—	1,075,483	31,616
Collateralized mortgage obligations	71,780	876	36,463	2,139	108,243	3,015
Subtotal, debt securities	$1,160,079	$32,543	$36,463	$2,139	$1,196,542	$34,682
Mutual Funds	1,261	49	—	—	1,261	49
Total temporarily impaired securities	$1,161,340	$32,592	$36,463	$2,139	$1,197,803	$34,731

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with guidance under FASB ASC Topic 320 for Investments - Debt and Equity Securities. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer. The likelihood of recovering the Company’s investment, whether the Company has the intent to sell the investment or that it is more likely than not that the Company will be required to sell the investment before recovery is also used to determine the nature of the decline in market value of the securities.

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $5.5 million related to its GSE mortgage-backed securities as of December 31, 2014.

Additionally, the Company had an unrealized loss of $510 thousand on GSE collateralized mortgage obligations and an unrealized loss of $52 thousand on mutual funds as of December 31, 2014.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.3%.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.5%. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2014.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 1.5% as of December 31, 2014. The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 0.5% as of December 31, 2014. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2014.

The following table sets forth the stated maturities of the investment securities at December 31, 2014 and 2013. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. For purposes of this table they are presented separately.

	December 31, 2014		December 31, 2013
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$347	$352	$4,241	$4,286
Due after one year through five years	8,268	8,531	8,016	8,328
Due after five years through ten years	28,870	29,666	49,623	50,659
Due after ten years	15,431	16,429	16,693	17,085
Mortgage-backed securities	692,484	699,450	945,310	935,546
Money market and mutual funds	3,458	3,406	18,325	18,276

Total	$748,858	$757,834	$1,042,208	$1,034,180

Held-to-maturity:
Due in one year or less	$1,620	$1,623	$2,540	$2,573
Due after one year through five years	995	1,052	2,490	2,543
Due after five years through ten years	255	297	380	430
Due after ten years	—	—	—	—
Mortgage-backed securities	724,885	728,617	523,419	509,087

Total	$727,755	$731,589	$528,829	$514,633

At December 31, 2014 and December 31, 2013, $127.1 million and $296.8 million, respectively, of securities were pledged to secure municipal deposits.  At December 31, 2014, the Company had no securities pledged as collateral on secured borrowings while at December 31, 2013, the Company had $33.2 million of securities pledged as collateral on secured borrowings.  At December 31, 2014, the Company had $317 thousand of securities pledged as collateral on interest rate swaps while at December 31, 2013, the Company had no securities pledged as collateral on interest rate swaps.

7. LOANS

Major classifications of loans at December 31, 2014 and 2013 are summarized as follows:

December 31, (Dollars in thousands)	2014	2013
Commercial:
Commercial real estate	$609,646	$584,133
Commercial business loans	442,190	378,663
Commercial construction	69,140	38,067
Total commercial loans	1,120,976	1,000,863
Residential:
Residential real estate	667,800	683,700
Residential construction	268	277
Total residential loans	668,068	683,977

Consumer loans:
Home equity & lines of credit	227,055	234,154
Personal	28,668	40,892
Education	195,185	206,521
Automobile	181,793	175,400
Total consumer loans	632,701	656,967
Total loans	2,421,745	2,341,807

Allowance for losses	(50,654)	(55,649)
Loans, net	$2,371,091	$2,286,158

Included in the balance of residential loans are approximately $1.5 million and $780 thousand of loans held for sale at December 31, 2014, and December 31, 2013, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Residential loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank. For the years ended December 31, 2014 and December 31, 2013, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $12.9 million and $20.6 million, respectively, and recorded mortgage banking income of approximately $583 thousand and $1.0 million, respectively. The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

During the year ended December 31, 2014, the Company sold a total of $23.6 million of non-performing commercial loans, which resulted in a $1.7 million net charge-off and a $1.6 million gain. There were no sales of non-performing commercial loans during the years ended December 31, 2013 and 2012.

Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Included in the shared national credit portfolio are purchased participations and assignments in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, the Company will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets. The Company actively monitors the secondary market for these types of loans to ensure that it maintains flexibility to sell such loans in the event of deteriorating credit quality. To further minimize risk and based on our current capital levels and loan portfolio, the Company has limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30%. The Company may reevaluate these limits in future periods.

The shared national credit loans are typically variable rate with terms ranging from one to seven years. At December 31, 2014, shared national credits totaled $186.7 million, which included $124.8 million of leveraged lending transactions. All of these loans were classified as pass rated as of December 31, 2014 as all payments are current and the loans are performing in accordance with their contractual terms.

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $402 thousand and $463 thousand at December 31, 2014 and 2013, respectively. The amount of payoffs and repayments with respect to such loans during the years ended December 31, 2014, and 2013 totaled $50 thousand and $77 thousand, respectively. There were no new related party loans granted during the year ended December 31, 2014. During the year ended December 31, 2013, there was a total of $150 thousand of new related party loans granted.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component. Management established an unallocated reserve to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology; however, the evaluation has determined that the relative minor unallocated allowance has not had significant changes in recent years.

Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due. As a result, no specific valuation allowance was maintained at December 31, 2014 and 2013.

The following tables set forth the activity in the allowance for loan losses by portfolio for the years ended December 31, 2014, 2013 and 2012:

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2014 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649
Charge-offs	(5,804)	(5,338)	—	(702)	—	(180)	(724)	(99)	(1,682)	—	(14,529)
Recoveries	3,112	4,499	733	88	—	198	103	—	601	—	9,334
Provision (credit)	(1,381)	(198)	(1,578)	374	—	(482)	(109)	78	3,496	—	200
Allowance ending balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	18,016	18,264	2,343	1,960	—	2,669	1,957	285	4,610	550	50,654
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,984	$4,172	$1,362	$11,818	$268	$2,184	$122	$—	$—	$—	$37,910
Collectively evaluated for impairment	591,662	438,018	67,721	655,797	—	224,871	28,546	195,185	181,793	—	2,383,593
Loans acquired with deteriorated credit quality(1)	—	—	57	185	—	—	—	—	—		242
Total Portfolio	$609,646	$442,190	$69,140	$667,800	$268	$227,055	$28,668	$195,185	$181,793	$—	$2,421,745

(1)         Loans acquired with deteriorated credit quality and loans modified under a trouble debt restructuring that are performing in accordance with their modified terms and have been returned to accruing status are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2013 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649
Charge-offs	7,795	5,340	3,539	836	215	740	654	105	1,113	—	20,337
Recoveries	1,785	902	1,058	430	—	255	182	—	725	—	5,337
Provision (credit)	6,105	5,651	(2,573)	313	73	1,221	1,097	108	1,005	—	13,000
Allowance ending balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,089	19,301	3,188	2,200	—	3,133	2,687	306	2,195	550	55,649
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Financing receivable:
Ending balance
Individually evaluated for impairment	$28,027	$26,022	$2,518	$12,827	$130	$1,120	$107	$—	$151	$—	$70,902
Collectively evaluated for impairment	555,998	352,641	35,345	670,686	147	233,034	40,785	206,521	175,249	—	2,270,406
Loans acquired with deteriorated credit quality(1)	108	—	204	187	—	—	—	—	—	—	499
Total Portfolio	$584,133	$378,663	$38,067	$683,700	$277	$234,154	$40,892	$206,521	$175,400	$—	$2,341,807

(1)         Loans acquired with deteriorated credit quality and loans modified under a trouble debt restructuring that are performing in accordance with their modified terms and have been returned to accruing status are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2012 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$16,254	$15,376	$14,791	$1,620	$65	$2,020	$1,855	$279	$1,403	$550	$54,213
Charge-offs	7,590	9,867	5,803	736	479	979	681	135	1,070	—	27,340
Recoveries	218	905	675	36	—	253	201	—	488	—	2,776
Provision (credit)	13,112	11,674	(1,421)	1,373	556	1,103	687	159	757	—	28,000
Allowance ending balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	21,994	18,088	8,242	2,293	142	2,397	2,062	303	1,578	550	57,649
Loans acquired with deteriorated credit quality(1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649

Financing receivable:
Ending balance
Individually evaluated for impairment	$37,358	$18,748	$13,407	$15,075	$783	$1,110	$592	$—	$119	$—	$87,192
Collectively evaluated for impairment	601,981	313,421	89,866	649,815	1,311	257,389	55,258	217,896	170,827	—	2,357,764
Loans acquired with deteriorated credit quality(1)	218	—	1,774	356	—	—	—	—	—	—	2,348
Total Portfolio	$639,557	$332,169	$105,047	$665,246	$2,094	$258,499	$55,850	$217,896	$170,946	$—	$2,447,304

(1)         Loans acquired with deteriorated credit quality and loans modified under a trouble debt restructuring that are performing in accordance with their modified terms and have been returned to accruing status are evaluated on an individual basis.

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC Topic 310 for Loans and Debt Securities. Under FASB ASC Topic 310 for Receivables, for all loan segments a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged-off. The measurement is based either on the fair value of the collateral if the loan is collateral dependent, the liquidation value, or the present value of expected future cash flows discounted at the loan’s effective interest rate. Most of the Company’s commercial loans are collateral dependent and therefore the Company uses the value of the collateral to measure the loss. Any collateral or discounted cash flow deficiency for loans that are 90 days past due are charged-off. Impairment losses are included in the provision for loan losses. Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.

Classified Loans

The Bank’s credit review process includes a risk classification of all commercial and residential loans that includes pass, special mention, substandard and doubtful. The classification of a loan may change based on changes in the creditworthiness of the borrower. The description of the risk classifications are as follows:

A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the Bank’s position. While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned. A loan is classified as substandard when the borrower has a well defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a loan classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. The Company charges-off the collateral or discounted cash flow deficiency on all loans on non-accrual status. In all cases, loans (except for government-guaranteed education loans) are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at December 31, 2014 and December 31, 2013:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	December 31, 2014
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$579,847	95%	$419,316	95%	$66,191	96%	$662,394	99%	$138	51%	$1,727,886	97%
Special Mention	13,795	2%	5,628	1%	—	—%	—	—%	—	—%	19,423	1%
Substandard	16,004	3%	17,246	4%	2,949	4%	5,406	1%	130	49%	41,735	2%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$609,646	100%	$442,190	100%	$69,140	100%	$667,800	100%	$268	100%	$1,789,044	100%

	December 31, 2013
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$511,527	88%	$318,190	84%	$32,719	86%	$675,667	99%	$147	53%	$1,538,250	91%
Special Mention	25,806	4%	21,714	6%	2,006	5%	—	—%	—	—%	49,526	3%
Substandard	46,800	8%	38,759	10%	3,342	9%	8,033	1%	130	47%	97,064	6%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$584,133	100%	$378,663	100%	$38,067	100%	$683,700	100%	$277	100%	$1,684,840	100%

The Bank’s credit review process is based on payment history for all consumer loans. The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government. The following tables set forth the consumer loan risk profile based on payment activity as of December 31, 2014 and December 31, 2013:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	December 31, 2014
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$225,197	99%	$28,557	100%	$169,889	87%	$181,793	100%	$605,436	96%
Non-performing	1,858	1%	111	—%	25,296	13%	—	—%	27,265	4%
Total	$227,055	100%	$28,668	100%	$195,185	100%	$181,793	100%	$632,701	100%

	December 31, 2013
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$233,201	100%	$40,785	100%	$182,111	88%	$175,249	100%	$631,346	96%
Non-performing	953	—%	107	—%	24,410	12%	151	—%	25,621	4%
Total	$234,154	100%	$40,892	100%	$206,521	100%	$175,400	100%	$656,967	100%

Loan Delinquencies and Non-accrual Loans

The Company monitors the past due and non-accrual status of loans in determining the loss classification, impairment status and in determining the allowance for loan losses. Generally, all loans past due 90 days are put on non-accrual status. Education loans greater than 90 days delinquent continue to accrue interest as they are U.S. government guaranteed with little risk of credit loss.

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2014

Recorded
	30-59	60-89	> 90				Investment
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Financing	And	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing	Accruing
Commercial:

Commercial real estate	$202	1%	$—	—%	$966	3%	$1,168	2%	$608,478	26%	$609,646	25%	$—	$1,721	12%
Commercial business loans	755	4%	—	—%	1,012	3%	$1,767	3%	440,423	18%	442,190	18%	—	1,755	12%
Commercial construction	—	—%	—	—%	402	1%	402	1%	68,738	3%	69,140	3%	—	402	3%
Total commercial	$957	5%	$—	—%	$2,380	7%	$3,337	6%	$1,117,639	47%	$1,120,976	46%	$—	$3,878	27%

Residential:
Residential real estate	$1,843	8%	$356	3%	$3,414	11%	$5,613	9%	$662,187	28%	$667,800	28%	$—	$8,500	58%
Residential construction	—	—%	—	—%	268	1%	268	—%	—	—%	268	—%	—	268	2%
Total residential	$1,843	8%	$356	3%	$3,682	12%	$5,881	9%	$662,187	28%	$668,068	28%	$—	$8,768	60%

Consumer loans:
Home equity & lines of credit	$755	4%	$635	6%	$979	3%	$2,369	3%	$224,686	10%	$227,055	9%	$—	$1,858	12%
Personal	308	1%	134	1%	—	—%	$442	1%	28,226	1%	28,668	1%	—	111	1%
Education	14,743	69%	8,918	85%	25,296	78%	$48,957	76%	146,228	6%	195,185	8%	25,296	—	—%
Automobile	2,811	13%	481	5%	—	—%	3,292	5%	178,501	8%	181,793	8%	—	—	—%
Total consumer	$18,617	87%	$10,168	97%	$26,275	81%	$55,060	85%	$577,641	25%	$632,701	26%	$25,296	$1,969	13%

Total	$21,417	100%	$10,524	100%	$32,337	100%	$64,278	100%	$2,357,467	100%	$2,421,745	100%	$25,296	$14,615	100%

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2013

Recorded
	30-59	60-89	> 90				Investment
	Days	Days	Days	Total		Total	>90 Days
	Past	Past	Past	Past		Financing	And	Non-
(Dollars in thousands)	Due	Due	Due	Due	Current	Receivables	Accruing	Accruing
Commercial:

Commercial real estate	$2,017	9%	$—	—%	$6,814	17%	$8,831	11%	$575,302	25%	$584,133	25%	$—	$20,613	40%
Commercial business loans	330	1%	1,103	8%	3,094	8%	4,527	6%	374,136	17%	378,663	16%	—	15,900	31%
Commercial construction	—	—%	752	6%	1,766	4%	2,518	3%	35,549	2%	38,067	2%	—	2,518	5%
Total commercial	$2,347	10%	$1,855	14%	$11,674	29%	$15,876	20%	$984,987	44%	$1,000,863	43%	$—	$39,031	76%

Residential:
Residential real estate	$2,796	11%	$1,068	8%	$3,076	8%	$6,940	9%	$676,760	30%	$683,700	29%	$—	$11,393	22%
Residential construction	—	—%	—	—%	130	—%	130	—%	147	—%	277	—%	—	130	—%
Total residential	$2,796	11%	$1,068	8%	$3,206	8%	$7,070	9%	$676,907	30%	$683,977	29%	$—	$11,523	22%

Consumer loans:
Home equity & lines of credit	$700	3%	$435	3%	$448	1%	$1,583	2%	$232,571	9%	$234,154	10%	$—	$953	2%
Personal	542	2%	77	1%	2	—%	621	1%	40,271	2%	40,892	2%	—	107	—%
Education	16,223	65%	9,485	71%	24,410	62%	50,118	64%	156,403	7%	206,521	9%	24,410	—	—%
Automobile	2,293	9%	448	3%	—	—%	2,741	4%	172,659	8%	175,400	7%	—	151	—%
Total consumer	$19,758	79%	$10,445	78%	$24,860	63%	$55,063	71%	$601,904	26%	$656,967	28%	$24,410	$1,211	2%

Total	$24,901	100%	$13,368	100%	$39,740	100%	$78,009	100%	$2,263,798	100%	$2,341,807	100%	$24,410	$51,765	100%

Troubled Debt Restructured Loans

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Bank considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that they would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types. The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status. The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes and the modification reflects prevailing market conditions. The Bank’s policy for returning a loan to accruing status requires the preparation of a well documented credit evaluation which includes the following:

•                  A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

•                  An updated appraisal or home valuation which must demonstrate sufficient collateral value to support the debt;

•                  Sustained performance based on the restructured terms for at least six consecutive months; and

•                  Approval by the Special Assets Committee which consists of the Chief Credit Officer, the Chief Financial Officer and other members of senior management.

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of December 31, 2014, 2013, and 2012. The Company had three accruing TDRs in the amount of $2.5 million that were modified during the year ended December 31, 2014. The Company had four and two accruing TDRs in the amount of $10.1 million and $5.5 million as of December 31, 2013 and 2012, respectively, that were modified during the year.

	December 31,		December 31,		December 31,
	2014		2013		2012
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	2	$755	10	$8,593	10	$7,842
Commercial business loans	1	1,500	12	16,052	7	9,193
Commercial construction	1	960	4	1,269	3	2,742
Total Commercial	4	3,215	26	25,914	20	19,777

Residential:
Residential real estate	2	228	4	2,137	2	145
Residential construction	—	—	—	—	—	—
Total real estate loans	2	228	4	2,137	2	145

Consumer loans:
Home equity & lines of credit	2	287	5	394	9	908
Personal	1	12	—	—	—	—
Total consumer loans	3	299	5	394	9	908
Total loans	9	$3,742	35	$28,445	31	$20,830

The following tables summarize information about TDRs as of and for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	5	$2,945
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	4	1,445
Temporary reduction in interest rate	1	1,500
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	5	4,390
Outstanding principal balance immediately after modification	5	2,945
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	5	2,119
Outstanding principal balance at period end	9	3,742
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	475

	For the Year Ended December 31, 2013
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	11	$14,437
Modifications granted:
Reduction of outstanding principal due	1	—
Deferral of principal amounts due	3	2,132
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	3	2,183
Release of collateral	4	10,122
Outstanding principal balance immediately before modification	11	14,576
Outstanding principal balance immediately after modification	11	14,437
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	19	11,942
Outstanding principal balance at period end	35	28,445
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	5	2,372

	For the Year Ended December 31, 2012
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	13	$9,066
Modifications granted:
Reduction of outstanding principal due	2	5,493
Deferral of principal amounts due	11	3,573
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	13	10,761
Outstanding principal balance immediately after modification	13	9,066
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	13	7,693
Outstanding principal balance at period end	31	20,830
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the extent of the impairment in accordance with guidance under FASB ASC Topic 310 for Receivables. The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value or discounted cash flows. However, collateral value is predominantly used to assess the fair value of an impaired loan. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral or expected repayments exceed the recorded investments in such loans.

Components of Impaired Loans

Impaired Loans

For the Year Ended December 31, 2014

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,721	$2,337	$—	$10,858	$—	$—
Commercial Business	3,255	4,691	—	9,061	—	—
Commercial Construction	1,362	1,362	—	1,399	—	—
Residential Real Estate	8,500	9,037	—	9,517	—	—
Residential Construction	268	476	—	195	—	—
Home Equity and Lines of Credit	1,908	1,935	—	1,335	—	—
Personal	111	111	—	108	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	151	—	—
Total Impaired Loans:	$17,125	$19,949	$—	$32,624	$—	$—

Commercial	6,338	8,390	—	21,318	—	—
Residential	8,768	9,513	—	9,712	—	—
Consumer	2,019	2,046	—	1,594	—	—
Total	$17,125	$19,949	$—	$32,624	$—	$—

The impaired loans table above includes $2.5 million of accruing TDRs that were modified during 2014 and are performing in accordance with their modified terms. The impaired loans table above does not include $242 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Impaired Loans

For the Year Ended December 31, 2013

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$20,613	$28,116	$—	$23,889	$—	$—
Commercial Business	26,022	30,264	—	12,521	—	—
Commercial Construction	2,518	6,214	—	8,745	—	—
Residential Real Estate	11,393	11,955	—	12,295	—	—
Residential Construction	130	338	—	447	—	—
Home Equity and Lines of Credit	953	971	—	1,140	—	—
Personal	107	107	—	208	—	—
Education	—	—	—	—	—	—
Auto	151	151	—	147	—	—
Total Impaired Loans:	$61,887	$78,116	$—	$59,392	$—	$—

Commercial	49,153	64,594	—	45,155	—	—
Residential	11,523	12,293	—	12,742	—	—
Consumer	1,211	1,229	—	1,495	—	—
Total	$61,887	$78,116	$—	$59,392	$—	$—

The impaired loans table above includes $10.1 million of accruing TDRs that were modified during 2013 and are performing in accordance with their modified terms.  The impaired loans table above does not include $499 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Impaired Loans

For the Year Ended December 31, 2012

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$25,636	$36,691	$—	$29,310	$—	$—
Commercial Business	18,747	25,128	—	21,439	279	—
Commercial Construction	13,407	24,016	—	24,043	—	—
Residential Real Estate	13,515	14,374	—	12,718	—	—
Residential Construction	783	783	—	1,491	—	—
Home Equity and Lines of Credit	1,110	1,127	—	1,040	—	—
Personal	592	743	—	535	—	—
Education	—	—	—	—	—	—
Auto	119	126	—	71	—	—
Total Impaired Loans:	$73,909	$102,988	$—	$90,647	$279	$—

Commercial	$57,790	$85,835	$—	$74,792	$279	$—
Residential	14,298	15,157	—	14,209	—	—
Consumer	1,821	1,996	—	1,646	—	—
Total	$73,909	$102,988	$—	$90,647	$279	$—

The impaired loans table above includes $5.5 million of accruing TDRs that were modified during 2012 and are performing in accordance with their modified terms.  We recorded $279 thousand of interest income related to these accruing TDRs during the year ended December 31, 2012.  The impaired loans table above does not include $2.3 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and as a result, no specific valuation allowance was required for any impaired loans at December 31, 2014 or December 31, 2013. Interest income that would have been recorded for the year ended December 31, 2014, had impaired loans been current according to their original terms, amounted to $1.1 million. Interest income that would have been recorded for the year ended December 31, 2013, had impaired loans been current according to their original terms, amounted to approximately $3.5 million.

Non-performing loans (which includes non-accrual loans and loans past 90 days or more and still accruing) at December 31, 2014 and 2013 amounted to approximately $39.9 million and $76.2 million, respectively, and includes $25.3 million and $24.4 million in guaranteed student loans, respectively.

8. ACCRUED INTEREST RECEIVABLE

The following table provides information on accrued interest receivable at December 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Interest-bearing deposits	$24	0.2%	$13	0.09%
Investment securities	3,437	25.7%	3,788	27.06%
Loans	9,922	74.1%	10,198	72.85%

Total accrued interest receivable	$13,383	100.0%	$13,999	100.00%

9. BANK PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013

Land	$21,972	$20,532
Bank premises	49,193	41,599
Furniture, fixtures and equipment	21,290	23,031
Leasehold improvements	15,439	9,091
Construction in progress	1,006	12,418
Total	108,900	106,671
Accumulated depreciation and amortization	(29,943)	(34,918)

Total	$78,957	$71,753

Depreciation and amortization expense amounted to $6.0 million and $6.2 million for the years ended December 31, 2014 and 2013, respectively.

10. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial, FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The other intangibles are amortizing intangibles, which primarily consist of a core deposit intangible which is amortized over an estimated useful life of ten years. As of December 31, 2014, the core deposit intangibles net of accumulated amortization totaled $3.9 million. The remaining balance of other amortizing intangibles includes a customer list intangible amortized over an estimated useful life of six years.

During 2014, management reviewed qualitative factors for the bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2013. Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2014. As it relates to Beneficial Insurance Services, LLC the Company performed an impairment test which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2014.

Goodwill and other intangibles at December 31, 2014 and December 31, 2013 are summarized as follows:

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balance at January 1, 2014	$121,973	$5,424	$2,583
Adjustments:
Amortization	—	(1,502)	(369)
Balance at December 31, 2014	$121,973	$3,922	$2,214

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balance at January 1, 2013	$121,973	$6,927	$2,952
Adjustments:
Amortization	—	(1,503)	(369)
Balance at December 31, 2013	$121,973	$5,424	$2,583

The following tables summarize amortizing intangible assets at December 31, 2014 and 2013:

	2014			2013
(Dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core Deposits	$23,923	$(20,001)	$3,922	$23,923	$(18,499)	$5,424
Customer Relationships and Other	10,251	(8,037)	2,214	10,251	(7,668)	2,583
Total Amortizing Intangibles	$34,174	$(28,038)	$6,136	$34,174	$(26,167)	$8,007

Aggregate amortization expense was $1.9 million for both the years ended December 31, 2014 and 2013. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)
Year	Expense
2015	1,868
2016	1,867
2017	1,149
2018	424
2019	411
2020 and thereafter	417

11. OTHER ASSETS

The following table provides selected information on other assets at December 31, 2014 and 2013:

	December 31,	December 31,
(Dollars in thousands)	2014	2013
Investments in affordable housing and other partnerships	$10,131	$12,541
Prepaid assets	2,197	2,203
Net deferred tax assets	43,685	48,612
Other real estate	1,578	5,861
Fixed assets held for sale	391	—
Mortgage servicing rights	1,403	1,524
All other assets	8,814	13,210
Total other assets	$68,199	$83,951

The Company follows the authoritative guidance under ASC 860-50 — Servicing Assets and Liabilities to account for its MSRs. The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur. See Note 22 to these consolidated financial statements. During the quarter ended December 31, 2014, the Company recorded a $904 thousand loss in connection with the closure of two branch locations that are included as fixed assets held for sale as of December 31, 2014.

12. DEPOSITS

Deposits consisted of the following major classifications at December 31, 2014 and 2013:

		% of Total		% of Total
(Dollars in thousands)	2014	Deposits	2013	Deposits

Non-interest bearing deposits	$369,683	9.5%	$291,109	7.9%
Interest-earning checking accounts	632,345	16.3%	686,582	18.8%
Stock subscription deposits received	463,036	11.9%	—	—
Municipal checking accounts	179,439	4.6%	383,043	10.5%
Money market accounts	424,789	11.0%	441,881	12.1%
Savings accounts	1,126,848	29.1%	1,127,339	30.8%
Certificates of deposit	683,569	17.6%	730,062	19.9%
Total deposits	$3,879,709	100.0%	$3,660,016	100.0%

The increase in deposits was primarily the result of the stock subscription funds received as part of the second-step conversion partially offset by the run-off of higher cost, non-relationship based municipal deposit accounts.

Time deposit accounts outstanding at December 31, 2014 mature as follows:

(Dollars in thousands)
Year	Balance
2015	$365,280
2016	173,850
2017	78,389
2018	59,178
2019	6,535
2020 and thereafter	337

The aggregate amount of certificates of deposit accounts in denominations of $100 thousand or more totaled $133.3 million, $135.2 million and $137.9 million at December 31, 2014, December 31, 2013 and 2012, respectively. The FDIC has permanently raised deposit insurance per account owner to $250 thousand for all types of accounts.

13. BORROWED FUNDS

A summary of borrowings is as follows:

	December 31,
(Dollars in thousands)	2014	2013

FHLB advances	$165,000	$195,000
Repurchase agreements	—	30,000
Statutory trust debenture	25,388	25,370
Total borrowings	$190,388	$250,370

Advances from the FHLB that bear fixed interest rates with remaining periods until maturity are summarized as follows:

	December 31,
(Dollars in thousands)	2014	2013

Due in one year or less	$—	$30,000
Due after one year through five years	165,000	165,000
Due after five years through ten years	—	—
Total FHLB advances	$165,000	$195,000

Repurchase agreements that bear fixed interest rates with remaining periods until maturity are summarized as follows:

	December 31,
(Dollars in thousands)	2014	2013

Due in one year or less	$—	$30,000
Due after one year through five years	—	—
Total	$—	$30,000

Included as “FHLB advances” at December 31, 2014 and 2013 in the above table are FHLB borrowings whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (“LIBOR”). If the FHLB converts the interest rate, the Company would have the option to prepay these advances without penalty. These advances are included in the periods in which they mature. At December 31, 2014, $20.0 million, or 12.1% of the FHLB advances, are convertible at the option of the FHLB. FHLB advances are collateralized under a blanket collateral lien agreement.

The Bank is a member of the FHLB system, which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. At December 31, 2014, the Bank had a maximum borrowing capacity from the FHLB Pittsburgh of $1.0 billion of which we had $165.0 million in outstanding borrowings. The balance remaining of $878.0 million is our unused borrowing capacity with the FHLB at December 31, 2014. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with requirements for FHLB Pittsburgh with an investment of $8.8 million at December 31, 2014.

The weighted average interest rates of the borrowings during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.87%	2.87%
Repurchase agreements	3.84	3.65
Federal Home Loan Bank overnight borrowings	0.32	0.26
Federal Reserve Bank of Philadelphia overnight borrowings	0.75	0.75
Statutory Trust Debenture	1.93	1.98
Other	0.60	0.58

The Company pledges loans to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia. Loans totaling $237.8 million and $230.2 million were pledged to secure borrowings at December 31, 2014 and 2013, respectively. The Company has entered into sales of securities under agreements to repurchase. These agreements are recorded as financing transactions, and the obligation to repurchase is reflected as a liability in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains recorded as an asset and carried in the Company’s securities portfolio.

At December 31, 2014, the Bank had no outstanding repurchase agreements.  At December 31, 2013, outstanding repurchase agreements were $30.0 million with a weighted average maturity of 0.85 years and a weighted average cost of 3.78%. The average balance of repurchase agreements during the years ended December 31, 2014 and 2013 was $25.4 million and $53.5 million, respectively. The maximum amount outstanding at any month end period during 2014 and 2013 was $30.0 million and $85.0 million, respectively.

At December 31, 2013, outstanding repurchase agreements were secured by GSE mortgage-backed securities. At December 31, 2013, the market value of the securities held as collateral for repurchase agreements was $33.2 million.

The Company assumed FMS Financial’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS Financial on July 13, 2007. The Company’s debentures to the Trust as of December 31, 2014 were $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million. The difference between market value and the Company’s debenture is being amortized as interest expense over the expected life of the debt. The Trust issued $25.8 million of floating rate capital securities and $759 thousand of common securities to the Company. The Trust’s capital securities are fully guaranteed by the Company’s debenture to the Trust. The Company’s investment in the capital securities is included in “all other assets” in other assets on the Company’s consolidated statements of financial condition. As of December 31, 2014, the rate was 1.82% based on 3 Month LIBOR plus a 1.58% margin. The debentures are now redeemable at the Company’s option. The redemption of the debentures would result in the mandatory redemption of the Trust’s capital and common securities at par. The statutory trust debenture is wholly owned by the Company, however under accounting guidance, it is not a consolidated entity because the Company is not the primary beneficiary.

14. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2014 and 2013, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2014, the most recent date for which information is available, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s categorization since the most recent notification from the FDIC.

The Bank’s actual capital amounts and ratios (under rules established by the FDIC) are presented in the following table for the dates indicated:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of December 31, 2014:
Tier 1 Capital (to average assets)	$480,795	11.05%	$130,520	3.00%	$217,534	5.00%
Tier 1 Capital (to risk weighted assets)	480,795	21.17%	90,842	4.00%	136,262	6.00%
Total Capital (to risk weighted assets)	509,460	22.43%	181,683	8.00%	227,104	10.00%

As of December 31, 2013:
Tier 1 Capital (to average assets)	$456,285	10.15%	$134,000	3.00%	$223,333	5.00%
Tier 1 Capital (to risk weighted assets)	456,285	20.57%	88,740	4.00%	133,109	6.00%
Total Capital (to risk weighted assets)	484,370	21.83%	177,479	8.00%	221,849	10.00%

15. INCOME TAXES

The Company files a consolidated federal income tax return. The provision for income taxes for the years ended December 31, 2014, 2013, and 2012 includes the following:

(Dollars in thousands) —expense/(benefit)	2014	2013	2012

Current federal taxes	$(128)	$(4,513)	$1,290
Current state and local taxes	537	(219)	604
Deferred federal and state taxes	5,314	7,327	(135)

Total	$5,723	$2,595	$1,759

A reconciliation from the expected federal income tax expense/(benefit) computed at the statutory federal income tax rate to the actual income tax expense/(benefit) included in the consolidated statements of income is as follows:

	2014		2013		2012

Tax at statutory rate	$8,315	35.00%	$5,310	35.00%	$5,578	35.00%
Increase/(reduction) in taxes resulting from:
Tax-exempt income	(1,362)	(5.73)	(1,626)	(10.72)	(1,640)	(10.29)
State and local income taxes	799	3.36	679	4.48	643	4.03
Employee benefit programs	(477)	(2.01)	(409)	(2.70)	(205)	(1.29)
Federal income tax credits	(1,349)	(5.68)	(1,927)	(12.70)	(2,025)	(12.71)
Valuation allowances (reversals) — charitable contributions	(269)	(1.13)	269	1.77	—	—
Valuation allowances — state and local income taxes/OTTI	58	0.24	191	1.25	(98)	(0.61)
Other	8	0.04	108	0.72	(494)	(3.09)

Total	$5,723	24.09%	$2,595	17.10%	$1,759	11.04%

Items that give rise to significant portions of the deferred tax accounts at December 31, 2014 and 2013 are as follows:

(Dollars in thousands)	2014	2013

Deferred tax assets:
Reserve for bad debts	$18,553	$20,450
Pension and postretirement liabilities (ASC 715)	14,580	9,676
Federal income tax credits	8,944	11,663
Deferred compensation	5,931	5,757
State net operating loss carryover / state credits	1,266	1,478
Purchase accounting adjustments	2,009	2,638
Charitable contribution carryforward	60	357
Lease accounting	883	675
OREO	799	1,249
Federal net operating loss carryover	—	33
Available-for-sale securities	—	2,950
Accrued expenses and other	3,654	2,542
	55,679	59,468
Less: Valuation Allowance	(1,220)	(1,431)

Total	55,459	58,037

Deferred tax liabilities:
Available-for-sale securities	1,567	—
Pension and postretirement benefits	5,079	4,830
Intangibles	2,261	2,412
Premises and equipment	835	230
Prepaid expenses and deferred loan costs	1,467	1,393
Mortgage servicing rights and other	565	560
Total	11,774	9,425

Net deferred tax assets	$43,685	$48,612

As of December 31, 2014, the Company had net deferred tax assets totaling $43.7 million. These deferred tax assets can only be realized if the Company generates taxable income in the future. The Company regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized. A valuation allowance was previously recorded for a charitable contribution deferred tax asset of $269 thousand that was expected to expire by 2015, the year subject to expiration. This valuation allowance was reversed in 2014 since the charitable contribution was fully utilized by December 31, 2014. The Company expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of December 31, 2014. However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

As of December 31, 2014, the Company had state and local net operating loss carryovers of $38.1 million resulting in deferred tax assets of $1.3 million. These state and local net operating loss carryovers begin to expire after December 31, 2014 if not utilized. A valuation allowance of $1.1 million for these deferred tax assets, other than the Bank’s state net operating loss, had been recorded as of December 31, 2014 as management believes it is more likely than not that such deferred tax assets will not be realized. As of December 31, 2014 and 2013, management maintained a valuation allowance of $154 thousand related to a deferred tax asset associated with the write down of certain equity securities, for which management believes that it is more likely than not that such deferred tax asset will not be realized.

During the years ended December 31, 2014 and 2013, $387 thousand in net deferred tax liabilities and $8.9 million in net deferred tax assets, respectively, were recorded as adjustments to other comprehensive income tax accounts.

As of December 31, 2014, the Company also had the following carryover items: (1) low income housing tax credits of $7.8 million that will begin to expire in 2029 if not utilized; and (2) an alternative minimum tax credit of $1.2 million which has an indefinite life.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes. The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The uncertain tax liability for uncertain tax positions was zero at December 31, 2014 and December 31, 2013. The tax years 2011 through 2013 remain subject to examination by the IRS, Pennsylvania and Philadelphia taxing authorities. The 2012 and 2013 tax years remain subject to examination by New Jersey taxing authorities. For 2014, the Bank’s maximum federal income tax rate was 35%.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income. No interest or penalties were incurred during the years ended December 31, 2014 and 2013.

Pursuant to accounting guidance, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. As of December 31, 2014 and 2013, the Company had unrecognized deferred income taxes of approximately $2.3 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

16. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Bank has noncontributory defined benefit pension plans covering many of its employees. Additionally, the Company sponsors nonqualified supplemental employee retirement plans for certain participants. The Bank also provides certain postretirement benefits to qualified former employees. These postretirement benefits principally pertain to certain health and life insurance coverage. Information relating to these employee benefits program are included in the tables that follow.

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels. Additionally, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions. See Note 17 to these consolidated financial statements.

During 2014, we adopted the new mortality tables reflecting longer life expectancy published by the Society of Actuaries on October 27, 2014. These revised tables resulted in an increase in our pension plan's projected benefit obligation of approximately $5.7 million as of December 31, 2014.

The following tables present a reconciliation of beginning and ending balances of benefit obligations and assets at December 31, 2014 and 2013:

	Pension		Other Postretirement
	Benefits		Benefits
(Dollars in thousands)	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$82,554	$91,746	$22,152	$27,154
Service cost	—	—	128	211
Interest cost	3,820	3,571	892	907
Participants’ contributions	—	—	130	60
Actuarial (gain)/loss	18,338	(9,296)	2,089	(4,626)
Benefits paid	(3,965)	(3,467)	(1,540)	(1,554)
Benefit obligation at end of year	$100,747	$82,554	$23,851	$22,152

Change in Assets
Fair value of assets at beginning of year	$85,479	$59,976	$—	$—
Actual return on assets	11,974	5,162	—	—
Employer contribution	351	24,351	1,411	1,494
Participants’ contributions	—	—	130	60
Expense	(502)	(543)	—	—
Benefits paid	(3,965)	(3,467)	(1,541)	(1,554)
Fair value of assets at end of year	$93,337	$85,479	$—	$—

The following table presents a reconciliation of the funded status of the pension and postretirement benefits at December 31, 2014 and 2013.

	Pension		Other Postretirement Benefits
(Dollars in thousands)	2014	2013	2014	2013
Projected benefit obligation	$100,747	$82,554	$23,851	$22,152
Fair value of plan assets	93,337	85,479	—	—
Accrued pension (benefit) cost	$7,410	$(2,925)	$23,851	$22,152

The Company’s pension benefits funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Retirement Plan Committee, which can be deducted for federal income tax purposes, if required. Based on the Bank’s strong liquidity, in January 2013, the Company contributed $24.0 million to the Consolidated Pension Plan which improved the projected benefit obligation funded status to approximately 95.7% at the time of the contribution. In 2014 and 2013, respectively, $351 thousand and $24.4 million was contributed to the pension plans under the Bank’s funding policy.

The following table presents the amounts recognized in accumulated other comprehensive income for pension and postretirement benefits at December 31, 2014 and 2013.

	Pension		Other Postretirement Benefits
(Dollars in thousands)	2014	2013	2014	2013
Net loss	$35,453	$23,909	$6,436	$4,420
Prior service cost	—	—	(2,049)	(2,576)
Transition obligation	—	—	164	164

The Company’s total accumulated pension benefit obligations at December 31, 2014 and December 31, 2013 were $100.7 million and $82.6 million, respectively. The accumulated pension obligation equals the projected benefit obligation as a result of the freeze in pension benefits effective June 30, 2008.

Significant assumptions used to calculate the net periodic pension cost and obligation as of December 31, 2014, 2013, and 2012 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Consolidated Pension Plan
Discount rate for periodic pension cost	4.80%	3.95%	4.55%
Discount rate for benefit obligation	3.90%	4.80%	3.95%
Expected long-term rate of return on plan assets	7.25%	7.45%	8.00%

Beneficial Bank Plans
Discount rate for periodic pension cost				4.80%	3.85%	4.50%
Discount rate for benefit obligation				3.90%	4.80%	3.85%
Expected long-term rate of return on plan assets				—	—	—

FMS Pension Plan
Discount rate for periodic pension cost				4.80%	3.85%	4.50%
Discount rate for benefit obligation				3.90%	4.80%	3.85%
Expected long-term rate of return on plan assets				—	—	—

The components of net pension cost are as follows:

	Pension Benefits			Other Postretirement Benefits
(Dollars in thousands)	2014	2013	2012	2014	2013	2012
Component of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$129	$250	$204
Interest cost	3,820	3,571	3,700	892	1,054	1,301
Expected return on assets	(6,056)	(6,100)	(4,287)	—	—	—
Amortization of transition obligation	—	—	—	164	164	164
Amortization of prior service cost	—	—	—	(526)	(452)	146
Recognized net actuarial loss	1,342	2,142	1,893	71	390	173
Net periodic pension (benefit) cost	$(894)	$(387)	$1,306	$730	$1,406	$1,988

For benefit obligation measurement purposes, the annual rate of increase in the per capita cost of postretirement health care costs for the Beneficial Bank postretirement medical plan was as follows: (1) for participants under the age of 65, the rate was 6.0 percent as of December 31, 2012 and projected to remain level thereafter; (2) for participants over age 65, the rate was 6.0 percent and projected to remain level thereafter.  As of December 31, 2014, the health care trend rate initial rate was 7.5 percent for all participants, which is projected to reach an ultimate trend rate of 5.0 percent as of December 31, 2019 and remain level thereafter. With respect to the FMS Financial postretirement medical plan, the annual rate decreased from 8.0 percent at December 31, 2012 to 7.5 percent at

December 31, 2014 and is projected to reach an ultimate trend rate of 5.0 percent as of December 31, 2019 and remain level thereafter.

The impact of a 1.0 percent increase and decrease in assumed health care cost trend for each future year would be as follows:

(Dollars in thousands)	1.0% Increase	1.0% Decrease
Accumulated postretirement benefit obligation	$534	$(643)
Service and interest cost	28	(31)

The estimated net loss for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is $2.5 million. There is no estimated transition that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal years.  The net loss and prior service cost for postretirement benefits that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year are $361 thousand and ($519) thousand, respectively.

Future benefit payments for all pension and postretirement plans are estimated to be paid as follows:

(Dollars in thousands)

Pension Benefits		Other Postretirement Benefits
2015	$4,077	2015	$1,427
2016	4,035	2016	1,388
2017	4,458	2017	1,403
2018	4,571	2018	1,369
2019	4,559	2019	1,283
2020-2024	27,348	2020-2024	6,555

The fair values of all pension and postretirement plan assets at December 31, 2014 and 2013 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2014				December 31, 2013
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds:
Large cap	$10,226	$—	$—	$10,226	$10,792	$—	$—	$10,792
Small cap	2,185	—	—	2,185	2,506	—	—	2,506
International	6,330	—	—	6,330	7,070	—	—	7,070
Global Managed Volatility	6,875	—	—	6,875	6,567	—	—	6,567
US Managed Volatility	4,669	—	—	4,669	4,717	—	—	4,717
Fixed Income	45,084	—	—	45,084	53,632	—	—	53,632
U.S. Government Agencies	17,804	—	—	17,804	—	—	—	—
Accrued Income	164	—	—	164	195	—	—	195
Total	$93,337	$—	$—	$93,337	$85,479	$—	$—	$85,479

As of December 31, 2014 and 2013, pension and postretirement plan assets were comprised of investments in equity and fixed income mutual funds. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 50% to 60% for risk management and 40% to 50% for return enhancement when the funded status is between 95% and 100%, and 80% to 100% in risk management and 0% to 20% for return enhancement when the funded status reaches 110%, subject to the discretion of the Bank’s Retirement Plan Committee. Also, a small portion is maintained in cash reserves when appropriate. Weighted average asset allocations in plan assets at December 31, 2014 and December 31, 2013 were as follows:

	Pension
	December 31,
	2014	2013
Domestic equity securities	18.3%	21.1%
Fixed Income	48.3%	62.7%

U.S. Government Agencies	19.1%	—
International equity securities	14.1%	16.0%
Accrued income	0.2%	0.2%
Total	100.0%	100.0%

The Company provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. At December 31, 2014 and 2013, $20.1 million and $19.5 million, respectively, in cash surrender value relating to this program were recognized in “other assets” in the Company’s consolidated statements of financial condition. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits postretirement. These liabilities totaled $5.6 million and $6.2 million at December 31, 2014 and 2013, respectively, and are included in the postretirement tables above.

17. EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

In connection with its initial public offering, the Company implemented an Employee Stock Ownership Plan (“ESOP”), which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are at least 21 years of age. Other salaried employees will be eligible after they have completed one year of service and have attained the age of 21. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares. Shares purchased by the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. As of July 1, 2008, the ESOP was merged with the Company’s 401(k) plans to form the Employee Savings and Stock Ownership Plan (“KSOP”). The Company accounts for the KSOP based on guidance from FASB ASC Topic 718 for Compensation — Stock Compensation. Shares are released as the loan is repaid.

The balance of the loan to the KSOP as of December 31, 2014 was $18.6 million compared to $20.2 million at December 31, 2013. All full-time employees and certain part-time employees are eligible to participate in the KSOP if they meet prescribed service criteria. Shares will be allocated and released based on the KSOP’s plan document. While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP, the Company makes basic contributions and matching contributions. The Bank makes additional contributions for certain employees based on age and years of service. The Company may also make discretionary contributions under the KSOP. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings. Dividends declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan. Allocation of shares to the participants is contingent upon the repayment of a loan to the Company. The allocated shares in the KSOP were 1,794,180 and 1,614,572 as of December 31, 2014 and December 31, 2013, respectively. The suspense shares available were 1,430,592 as of December 31, 2014 and 1,610,200 as of December 31, 2013. The suspense shares are the shares that are unearned and are available to be allocated. The market value of the unearned shares was $17.6 million at both December 31, 2014 and 2013. The Company recorded a related expense of approximately $2.4 million, $2.4 million and $2.2 million, respectively, for contributions to the KSOP for years ended December 31, 2014, 2013 and 2012.

18. STOCK BASED COMPENSATION

Stock-based compensation is accounted for in accordance with FASB ASC Topic 718 for Compensation — Stock Compensation. The Company establishes fair value for its equity awards to determine their cost. The Company recognizes the related expense for employees over the appropriate vesting period, or when applicable, service period, using the straight-line method. However, consistent with the guidance, the amount of stock-based compensation recognized at any date must at least equal the portion of the grant date value of the award that is vested at that date. As a result, it may be necessary to recognize the expense using a ratable method.

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,612,386 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company funded the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of December 31, 2014, 744,050 shares were fully vested and 405,100 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the years ended December 31, 2014, 2013 and 2012 totaled $1.0 million, $1.0 million and $1.5 million, respectively. The decrease in compensation expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 was due to the reversal of $655 thousand of expense for performance based awards as management determined that it was no longer probable that the performance threshold would be met.

The following table summarizes the non-vested stock award activity for the year ended December 31, 2014:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2014	515,200	$9.21
Issued	136,500	11.85
Vested	(99,275)	8.69
Forfeited	(66,200)	11.25
Non-vested Stock Awards outstanding, December 31, 2014	486,225	9.78

The following table summarizes the non-vested stock award activity for the year ended December 31, 2013:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2013	540,175	$9.66
Issued	140,000	9.24
Vested	(160,575)	10.74
Forfeited	(4,400)	9.41
Non-vested Stock Awards outstanding, December 31, 2013	515,200	9.21

The fair value of the 99,275 shares that vested during the year ended December 31, 2014 was $1.3 million. The fair value of the 160,575 shares that vested during the year ended December 31, 2013 was $1.5 million.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the year ended December 31, 2014, the Company granted 674,500 options compared to 609,500 options granted during the year ended December 31, 2013. All options require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $1.6 million, $1.6 million and $1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of option activity as of December 31, 2014 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2014	2,876,850	$10.12
Granted	674,500	11.85
Exercised	(263,000)	10.51
Forfeited	(43,220)	9.44
Expired	(250)	8.35
December 31, 2014	3,244,880	10.46

A summary of option activity as of December 31, 2013 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2013	2,333,300	$10.34
Granted	609,500	9.24
Exercised	(19,200)	8.74
Forfeited	(20,650)	9.42
Expired	(26,100)	11.03
December 31, 2013	2,876,850	10.12

The weighted average remaining contractual term was approximately 6.45 years and the aggregate intrinsic value was $5.9 million for options outstanding as of December 31, 2014. The weighted average remaining contractual term was approximately 6.64 years and the aggregate intrinsic value was $3.3 million for options outstanding as of December 31, 2013. The weighted average remaining contractual term was approximately 7.00 years and the aggregate intrinsic value was $730 thousand for options outstanding as of December 31, 2012.  As of December 31, 2014, exercisable options totaled 1,638,870 with an average weighted exercise price of $10.66 per share, a weighted average remaining contractual term of approximately 4.76 years, and an aggregate intrinsic value of $2.6 million. As of December 31, 2013, exercisable options totaled 1,552,040 with an average weighted exercise price of $11.00 per share, a weighted average remaining contractual term of approximately 5.22 years, and an aggregate intrinsic value of $911 thousand. As of December 31, 2012, exercisable options totaled 1,132,860 with an average weighted exercise price of $11.24 per share, a weighted average remaining contractual term of approximately 5.91 years, and an aggregate intrinsic value of $175 thousand.

Significant weighted average assumptions used to calculate the fair value of the options for the twelve months ended December 31, 2014, 2013 and 2012 are as follows:

	For the Year Ended December 31,
	2014	2013	2012
Weighted average fair value of options granted	$4.37	$3.37	$3.50
Weighted average risk-free rate of return	2.04%	1.08%	1.41%
Weighted average expected option life in months	78	78	78
Weighted average expected volatility	32.67%	34.69%	36.08%
Expected dividends	$—	$—	$—

As of December 31, 2014, there was $4.8 million of total unrecognized compensation cost related to options and $2.9 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of December 31, 2013, there was $3.6 million of total unrecognized compensation cost related to options and $2.5 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. The average weighted lives for the option expense were 3.36 and 3.40 years as of December 31, 2014 and December 31, 2013, respectively. The average weighted lives for the stock award expense were 3.24 and 3.23 years at December 31, 2014 and December 31, 2013, respectively.

19. COMMITMENTS AND CONTINGENCIES

The Company leases a number of offices as part of its regular business operations. Rental expense under such leases aggregated $5.8 million, $5.3 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the Company was committed under non-cancelable operating lease agreements for minimum rental payments to lessors as follows:

(Dollars in thousands)

2015	$5,173
2016	5,020
2017	4,670
2018	4,489
2019	4,194
Thereafter	33,678
$57,224

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the consolidated financial statements. The Company has established specific reserves related to loan commitments that are not material to the Company.

At December 31, 2014 and 2013, the Company had outstanding commitments to purchase or make loans aggregating approximately $32.0 million and $38.2 million, respectively, and commitments to customers on available lines of credit of $188.4 million and $166.2 million, respectively, at competitive rates. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. The Bank had a reserve for its commitments and contingencies of $211 thousand and $765 thousand at December 31, 2014 and December 31, 2013, respectively.

Periodically, there have been various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted authoritative guidance under FASB ASC Topic 820 for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The authoritative guidance does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. The guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on fair value models that use market participant or independently sourced market data which include: discount rate, interest rate yield curves, credit risk, default rates and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include amounts to reflect counter party credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimated and, therefore, subject to significant management judgment, and at times, may be necessary to mitigate the possibility of error or revision in the model-based estimate of the fair value provided by the model. The methods described above may produce fair value calculations that may not be indicative of the net realizable value. While the Company believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value. FASB ASC Topic 820 for Fair Value Measurements and Disclosures describes three levels of inputs that may be used to measure fair value:

Level 1      Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt securities, equity securities and derivative contracts that are traded in an active exchange market as well as certain U.S. Treasury securities that are highly liquid and actively traded in over-the-counter markets.

Level 2      Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted market prices that are traded less frequently than exchange traded assets and liabilities. The values of these items are determined using pricing models with inputs observable in the market or can be corroborated from observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities and derivative contracts.

Level 3      Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2014:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,403	$1,403
Investment securities available for sale:
U.S. GSE and agency notes	—	8,614	—	8,614
GNMA guaranteed mortgage certificates	—	5,232	—	5,232
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	45,270	—	45,270
GSE mortgage-backed securities	—	648,948	—	648,948
Municipal bonds
General obligation municipal bonds	—	29,580	—	29,580
Revenue municipal bonds	—	16,784	—	16,784
Money market funds	2,510	—	—	2,510
Mutual funds	896	—	—	896
Certificates of deposit	—	—	—	—
Interest rate swap agreements	—	152	—	152
Total Assets	$3,406	$754,580	$1,403	$759,389
Liabilities:
Interest rate swap agreements	$—	$160	$—	$160
Total Liabilities	$—	$160	$—	$160

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2013:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,524	$1,524
Investment securities available for sale:
U.S. GSE and agency notes	—	12,917	—	12,917
GNMA guaranteed mortgage certificates	—	6,019	—	6,019
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	96,429	—	96,429
GSE mortgage-backed securities	—	833,098	—	833,098
Municipal bonds
General obligation municipal bonds	—	51,316	—	51,316
Revenue municipal bonds	—	16,113	—	16,113
Money market funds	17,015	—	—	17,015
Mutual funds	1,261	—	—	1,261
Certificates of deposit	12	—	—	12
Interest rate swap agreements	—	294	—	294
Total Assets	$18,288	$1,016,186	$1,524	$1,035,998
Liabilities:
Interest rate swap agreements	$—	$270	$—	$270
Total Liabilities	$—	$270	$—	$270

Level 1 Valuation Techniques and Inputs

Included in this category are money market funds, mutual funds and certificates of deposit. To estimate the fair value of these securities, the Company utilizes observable quotations for the indicated security.

Level 2 Valuation Techniques and Inputs

The majority of the Company’s investment securities are reported at fair value utilizing Level 2 inputs. Prices of these securities are obtained through independent, third-party pricing services. Prices obtained through these sources include market derived quotations and matrix pricing and may include both observable and unobservable inputs. Fair market values take into consideration data such as dealer quotes, new issue pricing, trade prices for similar issues, prepayment estimates, cash flows, market credit spreads and other factors. The Company reviews the output from the third-party providers for reasonableness by the pricing consistency among securities with similar characteristics, where available, and comparing values with other pricing sources available to the Company. In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of the different classes of investments:

U.S. Government Sponsored Enterprise (GSE) and Agency Notes. Pricing evaluations are generated on either a price or spread basis as determined by the observed market data. For spread-based evaluations, a non-call spread scale is created or an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features. Final spreads are added to a benchmark curves (e.g. U.S. Treasury curve).

GNMA Guaranteed Mortgage Certificates. Pricing evaluations are based on issuer type, coupon and maturity. The Pool specific evaluation model takes into account pool level information supplied directly by the agency. For adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

GSE CMOs. For pricing evaluations, the pricing service, in general, obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and GSE/Agency CMOs in general (including market research), prepayment information and Benchmarks (U.S. Treasury curves, swap curves, etc.). Evaluations of tranches (non-volatile and volatile) are based on IDC’s interpretation of accepted market modeling, trading, and pricing conventions.

GSE Mortgage-backed Securities. Included in this category are Fannie Mae and Freddie Mac fixed rate residential mortgage backed securities and Fannie Mae and Freddie Mac Adjustable Rate residential mortgage backed securities. Pricing evaluations are based on issuer type, coupon and maturity. The Pool specific evaluation model takes into account pool level information supplied directly by the GSE. For adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

Tax Exempt General Obligation and Revenue Municipal Bonds. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information. Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.

Taxable General Obligation and Revenue Municipal Bonds. For pricing, the pricing service’s evaluators build internal yield curves, which are adjusted throughout the day based on trades and other pertinent market information. Evaluators apply this information to bond sectors, and individual bond evaluations are then extrapolated. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.

Interest Rate Swaps. The Company’s valuation methodology for over-the-counter (“OTC”) derivatives includes an analysis of discount cash flows based on Overnight Index Swap (“OIS”) rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. Beginning January 1, 2013, the Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants. These changes in valuation methodology were applied prospectively as a change in accounting estimate and were immaterial to the Company’s financial statements.

Level 3 Valuation Techniques and Inputs

Pooled Trust Preferred Securities. The underlying value of pooled trust preferred securities consists of financial services debt. These investments are thinly traded and the Company determines the estimated fair values for these securities by using observable transactions of similar type securities to obtain an average discount margin which was applied to a cash flow analysis model in determining the fair value of the Company’s pooled trust preferred securities. The fair market value estimates the Company assigns to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to limited liquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

Mortgage Servicing Rights. The Bank determines the fair value of its MSRs by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation included the application of certain assumptions made by management of the Bank, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Trust Preferred Securities	Mortgage Servicing Rights
Balance, January 1,	$1,524	$8,722	$1,302
Additions	92	—	150
Included in other comprehensive income	—	1,660	—
Payments	(144)	(4,621)	(198)
Net accretion	—	177	—
(Decrease) Increase in fair value due to changes in valuation input or assumptions	(69)	—	270
Sales		(5,938)	—
Balance, December 31,	$1,403	$—	$1,524

The Company also has assets that, under certain conditions, are subject to measurement at fair value on a non-recurring basis. These include assets that are measured at the lower of cost or market value and had a fair value below cost at the end of the period as summarized below. A loan is impaired when, based on current information, the Company determines that it is probable that the Company will be unable to collect amounts due according to the terms of the loan agreement. The Company’s impaired loans are measured based on the estimated fair value of the collateral if the loans are collateral dependent or based on a discounted cash flow analysis if the loans are not collateral dependent. Assets measured at fair value on a nonrecurring basis are as follows:

	Balance
(Dollars in thousands)	Transferred YTD 12/31/14	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$7,713	$—	$—	$7,713	$(1,680)
Other real estate owned	273	—	—	273	—

	Balance
(Dollars in thousands)	Transferred YTD 12/31/13	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$33,148	$—	$—	$33,148	$(6,136)
Other real estate owned	1,833	—	—	1,833	(28)

In accordance with FASB ASC Topic 825 for Financial Instruments, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale. Fair value is best determined using observable market prices; however for many of the Company’s financial instruments no quoted market prices are readily available. In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument. These techniques involve some degree of judgment, and as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange. Different assumptions or estimation techniques may have a material effect on the estimated fair value.

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At December 31, 2014		At December 31, 2013
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$534,015	$534,015	$355,683	$355,683
Securities available for sale	See previous table	757,834	757,834	1,034,180	1,034,180
Securities held to maturity	Level 2	727,755	731,589	528,829	514,633
FHLB stock	Level 3	8,830	8,830	17,417	17,417
Loans, net	Level 3	2,369,630	2,418,826	2,285,378	2,323,627
Loans held for sale	Level 2	1,461	1,538	780	806
Mortgage servicing rights	Level 3	1,403	1,403	1,524	1,524
Interest rate swaps	Level 2	152	152	294	294
Accrued interest receivable	Level 3	13,383	13,383	13,999	13,999

Liabilities:
Deposits	Level 2	3,879,709	3,884,644	3,660,016	3,666,614
Borrowed funds	Level 2	190,388	187,864	250,370	249,845
Interest rate swaps	Level 2	160	160	270	270
Accrued interest payable	Level 2	1,743	1,743	2,206	2,206

Cash and Cash Equivalents — For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale and Held to Maturity — The fair value of investment securities, mortgage-backed securities and collateralized mortgage obligations is based on quoted market prices, dealer quotes, yield curve analysis, and prices obtained from independent pricing services.

FHLB Stock — The fair value of FHLB stock is estimated at its carrying value and redemption price of $100 per share.

Loans, Net — The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit and for the same remaining maturities. Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Loans Held for Sale — The fair value of loans held for sale is estimated using the current rate at which similar loans would be made to borrowers with similar credit risk and the same remaining maturities. Loans held for sale are carried at the lower of cost or estimated fair value.

Mortgage Servicing Rights — The Company determines the fair value of its MSRs by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation included the application of certain assumptions made by management of the Bank, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

Interest Rate Swaps. The Company’s valuation methodology for over-the-counter (“OTC”) derivatives includes an analysis of discount cash flows based on Overnight Index Swap (“OIS”) rates. Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. Beginning January 1, 2013, the Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants. These changes in valuation methodology were applied prospectively as a change in accounting estimate and were immaterial to the Company’s financial statements.

Accrued Interest Receivable/Payable — The carrying amounts of interest receivable/payable approximate fair value.

Deposits — The fair value of checking and money market deposits and savings accounts is the amount reported in the consolidated financial statements. The carrying amount of checking, savings and money market accounts is the amount that is payable on demand at the reporting date. The fair value of time deposits is generally based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

Borrowed Funds — The fair value of borrowed funds is based on a present value estimate using rates currently offered.

Commitments to Extend Credit and Letters of Credit — The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans and are not included in the table above. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded net deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2014 and 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2014 and 2013 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

21. RELATED PARTY TRANSACTIONS

At December 31, 2014 and 2013, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $402 thousand and $463 thousand, respectively.

There were no commitments to lend to related parties at December 31, 2014. Commitments to lend to related parties as of December 31, 2013 were comprised of $4 thousand to directors and none to executive officers. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

None of the Company’s affiliates, officers, directors or employees have an interest in or receive remuneration from any special purpose entities or qualified special purpose entities which the Company transacts business.

The Company maintains a written policy and procedures covering related party transactions. These procedures cover transactions such as employee-stock purchase loans, personal lines of credit, residential secured loans, overdrafts, letter of credit and increases in indebtedness. Such transactions are subject to the Bank’s normal underwriting and approval procedures. Prior to the loan closing, the Bank’s Senior Loan Committee must approve and determine whether the transaction requires approval from or a post notification be sent to the Company’s Board of Directors.

22. MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 — Servicing Assets and Liabilities to account for its MSRs. The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period. As of December 31, 2014 and December 31, 2013, the Company serviced $150.6 million, and $158.0 million of residential mortgage loans, respectively. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $386 thousand, $410 thousand and $324 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the years ended December 31, 2014, 2013 and 2012:

	Residential
	Mortgage Servicing Rights
	For the Year Ended December 31,
(Dollars in thousands)	2014	2013	2012

Balance, January 1,	$1,524	$1,302	$647
Additions	92	150	948
(Decrease)/ increase in fair value due to
changes in valuation input or assumptions	(69)	270	(215)
Paydowns	(144)	(198)	(78)
Balance, December 31,	$1,403	$1,524	$1,302

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2014, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 10.76%, a discount rate equal to 9.50% and an escrow earnings credit rate equal to 1.75%. At December 31, 2013, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 9.71%, a discount rate equal to 10.00% and an escrow earnings credit rate equal to 1.54%.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table for the periods indicated:

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	December 31, 2014	December 31, 2013
Fair value of residential mortgage servicing rights	$1,403	$1,524

Weighted average life (years)	5	6

Prepayment speed	10.76%	9.71%
Effect on fair value of a 20% increase	$(107)	$(101)
Effect on fair value of a 10% increase	(55)	(52)
Effect on fair value of a 10% decrease	58	57
Effect on fair value of a 20% decrease	121	117

Discount rate	9.50%	10.00%
Effect on fair value of a 20% increase	$(92)	$(106)
Effect on fair value of a 10% increase	(48)	(54)
Effect on fair value of a 10% decrease	49	59
Effect on fair value of a 20% decrease	103	122

Escrow earnings credit	1.75%	1.54%
Effect on fair value of a 20% increase	$35	$32
Effect on fair value of a 10% increase	17	16
Effect on fair value of a 10% decrease	(18)	(14)
Effect on fair value of a 20% decrease	(35)	(32)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance. As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

23. DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to derivative financial instruments in the normal course of business to meet the needs of commercial banking customers. These financial instruments have been limited to interest rate swap agreements, which are entered into with counterparties that meet established credit standards and, where appropriate, contain master netting and collateral provisions protecting the party at risk. The Company believes that the credit risk inherent in all of the derivative contracts is minimal based on the credit standards and the netting and collateral provisions of the interest rate swap agreements.

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2014, the Company had six interest rate swaps with an aggregate notional amount of $25.2 million related to this program. During the year ended December 31, 2014, the Company recognized a net loss of $33 thousand compared to a net gain of $98 thousand for the year ended December 31, 2013 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of December 31, 2014 and December 31, 2013:

	Asset derivatives		Liability derivatives
As of December 31, 2014 (dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,608	$152	$12,608	$160
Total derivatives	$12,608	$152	$12,608	$160

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2013 (dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$13,151	$294	$13,151	$270
Total derivatives	$13,151	$294	$13,151	$270

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of December 31, 2014

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$170	$—	$170	$—	$—	$170

Offsetting of Derivative Liabilities

As of December 31, 2014

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$178	$—	$178	$—	$317	$(139)

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2013

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$313	$—	$313	$—	$51	$262

Offsetting of Derivative Liabilities

As of December 31, 2013

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$288	$—	$288	$—	$—	$288

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

The Company has agreements with certain of its derivative counterparties that provide that if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. The Company also has agreements with certain of its derivative counterparties that provide that if the Company fails to maintain its status as a well or adequately capitalized institution, then the counterparty could terminate the derivative positions and the Company would be required to settle its obligations under the agreements.

As of December 31, 2014 and December 31, 2013, the termination value of the interest rate swaps in a liability position was $178 thousand and $288 thousand, respectively. The Company has minimum collateral posting thresholds with its counterparty. The Company posted $317 thousand of securities as collateral on interest rate swaps at December 31, 2014 and did not post securities as collateral at December 31, 2013. The counterparty posted collateral in the amount of $51 thousand as of December 31, 2013. If the Company had breached any of these provisions at December 31, 2014 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at December 31, 2014.

24. PARENT COMPANY FINANCIAL INFORMATION

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION — PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2014	2013
ASSETS
Cash on deposit at the Bank	$847	$3,818
Interest-bearing deposit at the Bank	474,108	32,754
Investment in the Bank	615,449	598,132
Investment in Statutory Trust	774	774
Investment securities available-for-sale	—	12
Receivable from the Bank	1,588	1,707
Other assets	6,711	3,598
TOTAL ASSETS	$1,099,477	$640,795
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued and other liabilities	$138	$258
Accrued interest payable	21	21
Stock subscription deposits	463,036	—
Statutory Trust Debenture	25,388	25,370
Total liabilities	488,583	25,649
COMMIITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of December 31, 2014 and 2013	—	—
Common Stock - $.01 par value; 300,000,000 shares authorized 82,561,707 and 82,298,707 issued and 75,187,192 and 77,123,026 shares outstanding as of December 31, 2014 and 2013, respectively	826	823
Additional paid-in capital	362,685	356,963
Unearned common stock held by employee savings and stock ownership plan	(14,306)	(16,102)
Retained earnings (partially restricted)	360,058	342,025
Accumulated other comprehensive loss	(22,663)	(21,354)
Treasury stock, at cost, 7,374,515 shares and 5,175,681 shares at December 31, 2014 and 2013, respectively	(75,706)	(47,209)
Total stockholders’ equity	610,894	615,146
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,099,477	$640,795

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2014	2013	2012
INCOME
Interest on interest-bearing deposits with the Bank	$92	$153	$369
Interest and dividends on investment securities	—	—	26
Realized gain on securities available-for-sale	—	—	1,112
Other income	14	15	16
Total income	106	168	1,523

EXPENSES
Expenses paid to the Bank	154	149	104
Interest expense	490	503	552
Other expenses	374	1,058	445
Total expenses	1,018	1,710	1,101
(Loss) income before income tax (benefit) expense and equity in undistributed net income of affiliates	(912)	(1,542)	422
Income tax (benefit) expense	(319)	(540)	148

Equity in undistributed net income of the Bank	18,626	13,580	13,905

Net income	$18,033	$12,578	$14,179

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended December 31, 2014, 2013 and 2012

	For the Year Ended
	December 31,
	2014	2013	2012

Net Income	$18,033	$12,578	$14,179
Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:

Unrealized holding (losses) gains on available for sale securities arising during the period (net of deferred tax of $6,465, $13,403, and $44 for the years ended December 31, 2014, 2013, and 2012, respectively)	11,160	(22,993)	(115)

Unrealized losses on available-for sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the year ended December 31, 2014)	(3,426)	—	—

Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $269 for the year ended December 31, 2014)	449	—	—

Reclassification adjustment for net gains on available for sale securities included in net income (net of tax of $227, $459, and $1,063 for the years ended December 31, 2014, 2013, and 2012, respectively)	(394)	(788)	(1,820)

Defined benefit pension plans:

Pension gains (losses), other postretirement and postemployment benefit plan adjustments (net of tax of $4,904, $5,002, and $1,684 for the years ended December 31, 2014, 2013, and 2012, respectively)	(9,098)	9,454	(3,930)

Total other comprehensive loss	(1,309)	(14,327)	(5,865)

Comprehensive income (loss)	$16,724	$(1,749)	$8,314

See accompanying notes to the consolidated financial statements.

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOW — PARENT COMPANY ONLY

(Dollars in thousands)	2014	2013	2012
OPERATING ACTIVITIES:
Net income	$18,033	$12,578	$14,179
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(18,626)	(13,580)	(13,905)
Investment securities gain	—	—	(1,112)
Accrued interest payable	—	1	(6)
Dividend from the Bank	—	20,000	10,000
Net intercompany transactions	3,658	6,991	2,449
Amortization of debt premium on debenture	18	18	18
Changes in assets and liabilities that provided (used) cash:
Other liabilities	(120)	123	(457)
Other assets	(1,956)	(802)	161
Net cash provided by operating activities	1,007	25,329	11,327

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available-for-sale	—	—	3,589
Net change in money market securities	12	108	(1)
Cash paid in business combination	—	—	(29,438)
Net cash provided (used) by investing activities	12	108	(25,850)

FINANCING ACTIVITIES:
Stock subscription deposits received	463,036	—	—
Purchase of treasury stock	(28,497)	(21,658)	(8,751)
Proceeds from exercise of stock options	2,766	168	101
Excess tax benefit related to stock based compensation awards	59	—	—
Net cash provided (used) in financing activities	437,364	(21,490)	(8,650)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	438,383	3,947	(23,173)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	36,572	32,625	55,798

CASH AND CASH EQUIVALENTS, END OF YEAR	$474,955	$36,572	$32,625

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$472	$486	$528
Cash payments of income taxes	—	4	68

25. SUBSEQUENT EVENTS

As a result of the consummation of the previously discussed plan of conversion and reorganization on January 9, 2015, Beneficial Bancorp became the holding company of Beneficial Bank and succeeded to all of the business and operations of Beneficial Mutual Bancorp and each of Beneficial Mutual Bancorp and Beneficial Savings Bank MHC ceased to exist effective January 12, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL BANCORP, INC.

Date: February 26, 2015	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer and Director	February 26, 2015
Gerard P. Cuddy	(principal executive officer)

/s/ Thomas D. Cestare	Executive Vice President and Chief Financial Officer	February 26, 2015
Thomas D. Cestare	(principal financial and accounting officer)

/s/ Frank A. Farnesi	Chairman of the Board	February 26, 2015
Frank A. Farnesi

/s/ Edward G. Boehne	Director	February 26, 2015
Edward G. Boehne

/s/ Karen Dougherty Buchholz	Director	February 26, 2015
Karen Dougherty Buchholz

/s/ Donald F. Gayhardt, Jr.	Director	February 26, 2015
Donald F. Gayhardt, Jr.

/s/ Elizabeth H. Gemmill	Director	February 26, 2015
Elizabeth H. Gemmill

/s/ Thomas J. Lewis	Director	February 26, 2015
Thomas J. Lewis

/s/ Joseph J. McLaughlin	Director	February 26, 2015
Joseph J. McLaughlin

/s/ Roy D. Yates	Director	February 26, 2015
Roy D. Yates