Form 10-Q
period 2015-03-31
Beneficial Bancorp Inc.
filed 2015-04-30
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number:  001-36806

BENEFICIAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-1569198
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1818 Market Street, Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)

(215) 864-6000

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of April 30, 2015, there were 82,708,956 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$42,594	$40,684
Overnight Investments	264,121	493,331
Total cash and cash equivalents	306,715	534,015

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $720,394 and $748,858 at March 31, 2015 and December 31, 2014, respectively)	733,210	757,834
Held-to-maturity (estimated fair value of $768,053 and $731,589 at March 31, 2015 and December 31, 2014, respectively)	757,730	727,755
Federal Home Loan Bank stock, at cost	8,830	8,830
Total investment securities	1,499,770	1,494,419
LOANS:	2,665,961	2,421,745
Allowance for loan losses	(49,144)	(50,654)
Net loans	2,616,817	2,371,091
ACCRUED INTEREST RECEIVABLE	13,736	13,383
BANK PREMISES AND EQUIPMENT, Net	79,616	78,957
OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	63,724	63,349
Other intangibles	5,670	6,136
Other assets	62,432	68,199
Total other assets	253,799	259,657
TOTAL ASSETS	$4,770,453	$4,751,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$394,653	$369,683
Interest-bearing deposits	3,020,674	3,510,026
Total deposits	3,415,327	3,879,709

Borrowed funds	190,392	190,388
Other liabilities	70,008	70,531
Total liabilities	3,675,727	4,140,628

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 82,725,703 and 90,809,621 issued and 82,701,916 and 82,698,392 outstanding, as of March 31, 2015 and December 31, 2014, respectively	827	826
Additional paid-in capital	782,423	362,685
Unearned common stock held by employee savings and stock ownership plan	(33,820)	(14,306)
Retained earnings (partially restricted)	365,309	360,058
Accumulated other comprehensive loss	(19,747)	(22,663)
Treasury Stock at cost, 23,787 shares and 8,111,229 shares at March 31, 2015 and December 31, 2014, respectively	(266)	(75,706)
Total stockholders’ equity	1,094,726	610,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,770,453	$4,751,522

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
INTEREST INCOME:
Interest and fees on loans	$26,266	$26,458
Interest on overnight investments	269	189
Interest and dividends on investment securities:
Taxable	7,910	7,795
Tax-exempt	498	662
Total interest income	34,943	35,104

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	423	443
Money market and savings deposits	1,307	1,329
Time deposits	1,833	2,001
Total	3,563	3,773
Interest on borrowed funds	1,247	1,801
Total interest expense	4,810	5,574
Net interest income	30,133	29,530
Provision for loan losses	(2,000)	1,500
Net interest income after provision for loan losses	32,133	28,030

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,986	2,081
Service charges and other income	3,507	3,201
Mortgage banking income	127	125
Net (loss) gain on sale of investment securities	(5)	204
Total non-interest income	5,615	5,611

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,492	15,010
Occupancy expense	2,797	3,618
Depreciation, amortization and maintenance	2,301	2,477
Marketing expense	1,316	885
Intangible amortization expense	466	467
FDIC Insurance	548	783
Professional fees	1,555	1,355
Classified loan and other real estate owned related expense	292	342
Other	5,724	6,297
Total non-interest expense	30,491	31,234

Income before income taxes	7,257	2,407
Income tax expense	2,006	(65)
NET INCOME	$5,251	$2,472

EARNINGS PER SHARE — Basic	$0.07	$0.03
EARNINGS PER SHARE — Diluted	$0.07	$0.03

Average common shares outstanding — Basic	78,454,187	81,657,746
Average common shares outstanding — Diluted	79,073,032	82,267,880

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2015	2014

Net Income	$5,251	$2,472
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:

Unrealized holding gains on available for sale securities arising during the period (net of deferred tax of $1,405 and $4,287 for the three months ended March 31, 2015 and 2014, respectively)	2,431	7,379
Unrealized losses on available-for sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the three months ended March 31, 2014)	—	(3,459)
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $79 and $33 for the three months ended March 31, 2015 and 2014, respectively)	137	90
Reclassification adjustment for net losses (gains) on available for sale securities included in net income (net of tax of $2 and $75 for the three months ended March 31, 2015 and 2014, respectively)	3	(129)
Defined benefit pension plans:
Pension gains, other postretirement and postemployment benefit plan adjustments (net of tax of $231 and $145 for the three months ended March 31, 2015 and 2014, respectively)	345	157
Total other comprehensive income	2,916	4,038
Comprehensive income	$8,167	$6,510

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2015	90,809,621	$826	$362,685	$(14,306)	$360,058	$(75,706)	$(22,663)	$610,894
Net Income					5,251			5,251
KSOP shares committed to be released			70	639				709
Stock option expense			437					437
Restricted stock expense			273					273
Stock options exercised	13,030		114					114
Purchase of treasury stock*						(266)		(266)
Net unrealized gains on AFS securities arising during the period (net of deferred tax of $1,405)							2,431	2,431
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $79)							137	137
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $2)							3	3
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $231)							345	345
Second-step conversion and stock offering:
Beneficial Mutual Savings Bank MHC shares sold in public offering, including 2,015,352 shares purchased by the ESOP, net of offering costs	50,383,817	1	494,550	(20,153)				474,398
Retirement of MHC shares	(50,367,473)							—
Fractional shares resulting from conversion of existing shares at 1.0999 exchange ratio	(2,063)							—
Treasury stock retired	(8,111,229)		(75,706)			75,706		—
BALANCE MARCH 31, 2015	82,725,703	$827	$782,423	$(33,820)	$365,309	$(266)	$(19,747)	$1,094,726

*                 Represents shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plans, as payment of taxes due upon the vesting of the restricted awards.

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net income	$5,251	$2,472
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(2,000)	1,500
Depreciation and amortization	1,511	1,645
Intangible amortization and impairment	466	467
Net loss (gain) on sale of investments	5	(204)
Accretion of discount on investments	(148)	(97)
Amortization of premium on investments	1,443	1,498
Gain on sale of residential loans held for sale	(93)	(50)
Net loss from disposition of premises and equipment	5	1
Other real estate impairment	—	151
Gain on sale of other real estate	(98)	(794)
Amortization of KSOP	709	543
Increase in bank owned life insurance	(375)	(312)
Stock based compensation expense	710	581
Origination of loans held for sale	(5,637)	(2,098)
Proceeds from sale of loans	5,555	2,004
Changes in assets and liabilities:
Accrued interest receivable	(353)	384
Accrued interest payable	(162)	(208)
Income taxes payable	1,891	1,942
Other liabilities	215	(1,030)
Other assets	(5,752)	1,319
Net cash provided by operating activities	3,143	9,714
INVESTING ACTIVITIES:
Loans originated or acquired	(365,490)	(147,292)
Principal repayment on loans	121,826	158,470
Proceeds from sales of investment securities available for sale	—	2,047
Proceeds from maturities, calls or repayments of investment securities available for sale	36,161	30,972
Purchases of investment securities held to maturity	(53,071)	—
Proceeds from maturities, calls or repayments of investment securities held to maturity	22,640	17,162
Net purchases of money market funds	(8,325)	(7,162)
Redemption of Federal Home Loan Bank stock	—	13
Proceeds from sale other real estate owned	383	2,771
Purchases of premises and equipment	(2,192)	(6,615)
Proceeds from sale of premises and equipment	17	9
Cash provided by other investing activities	49	191
Net cash (used in) provided by investing activities	(248,002)	50,566
FINANCING ACTIVITIES:
Increase in borrowed funds	6,000	6,000
Repayment of borrowed funds	(5,996)	(5,996)
Net increase (decrease) in checking, savings and demand accounts	33,772	(39,518)
Net decrease in time deposits	(16,065)	(3,841)
Proceeds from the exercise of stock options	114	1,082
Purchase of treasury stock	(266)	(9,757)
Net cash provided by (used in) financing activities	17,559	(52,030)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(227,300)	8,250
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	534,015	355,683
CASH AND CASH EQUIVALENTS, END OF PERIOD	$306,715	$363,933
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$4,972	$5,782
Cash payments (refunds) for income taxes	115	(2,007)
Transfers of loans to other real estate owned	113	306
Transfers of securities at fair value from available for sale to held to maturity	—	152,200
Issuance of common stock funded by stock subscriptions received prior to January 1, 2015, net of offering costs	474,398	—

See accompanying notes to the condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 26, 2015.  The results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Bank (the “Bank”), the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company. Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated.

Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are included in one reportable operating segment: community banking as outlined under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

Use of Estimates in the Preparation of Financial Statements

These unaudited interim condensed consolidated financial statements are prepared in conformity with GAAP. The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant estimates include the allowance for loan losses, goodwill, other intangible assets, income taxes, postretirement benefits, and the fair value of investment securities.  Actual results could differ from those estimates and assumptions.

NOTE 2 — NATURE OF OPERATIONS

The Company is a Maryland corporation that was incorporated in August 2014 to be the successor to Beneficial Mutual Bancorp, Inc. (“Beneficial Mutual Bancorp”) upon completion of the second-step conversion of the Bank from the two-tier mutual holding company structure to the stock holding company structure. Beneficial Savings Bank MHC was the former mutual holding company for Beneficial Mutual Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, each of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp ceased to exist. The second-step conversion was completed on January 12, 2015, at which time the Company sold, for gross proceeds of $503.8 million, a total of 50,383,817 shares of common stock at $10.00 per share, including 2,015,352 shares purchased by the Bank’s employee savings and stock ownership plan. As part of the second-step conversion, each of the existing 29,394,417 outstanding shares of Beneficial Mutual Bancorp common stock owned by persons other than Beneficial Savings Bank MHC was converted into 1.0999 of a share of Company common stock. As a result of the second-step conversion, all share information has been subsequently revised to reflect the 1.0999 exchange ratio, unless otherwise noted.

The consolidated financial statements include the accounts of the Company, the Bank, a Pennsylvania chartered savings bank, and the Bank’s subsidiaries. Because the Bank’s second-step conversion was completed on January 12, 2015, all financial and other information before that date that is included in this Quarterly Report on Form 10-Q is derived from the consolidated financial statements of Beneficial Mutual Bancorp.

The Company owns 100% of the issued and outstanding common stock of the Bank, a Pennsylvania chartered bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 56 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities Department and the Federal Deposit Insurance Corporation (the “FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System the Federal Reserve Board. The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

NOTE 3 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2015 and March 31, 2014.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2015	$2,711	$(25,374)	$(22,663)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	2,431	—	2,431
Accretion of unrealized losses on AFS securities transferred to HTM	137	—	137
Amount reclassified from accumulated other comprehensive loss	3	345	348
Net current-period other comprehensive income	2,571	345	2,916
Ending balance, March 31, 2015	$5,282	$(25,029)	$(19,747)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2014	$(5,078)	$(16,276)	$(21,354)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	7,379	—	7,379
Unrealized losses on AFS securities transferred to HTM	(3,459)	—	(3,459)
Accretion of unrealized losses on AFS securities transferred to HTM	90	—	90
Amount reclassified from accumulated other comprehensive loss	(129)	157	28
Net current-period other comprehensive income	3,881	157	4,038
Ending balance, March 31, 2014	$(1,197)	$(16,119)	$(17,316)

The following tables present reclassifications out of AOCI by component for the three months ended March 31, 2015 and March 31, 2014:

For the three Months Ended March 31, 2015

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$5		Net loss on sale of investment securities
	(2)		Income tax benefit
	$3		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(130	)(1)	Other non-interest expense
Net recognized actuarial losses	706	(1)	Other non-interest expense
	$576		Total before tax
	(231)		Income tax benefit
	$345		Net of tax

(1)        These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 13 - Pension and Other Postretirement Benefits for additional details.

For the Three Months Ended March 31, 2014

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(204)		Net gain on sale of investment securities
	75		Income tax expense
	$(129)		Net of tax
Amortization of defined benefit pension items
Transition obligation	$41	(1)	Other non-interest expense
Prior service costs	(132	)(1)	Other non-interest expense
Net recognized actuarial losses	393	(1)	Other non-interest expense
	$302		Total before tax
	(145)		Income tax benefit
	$157		Net of tax

(1)        These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 13 - Pension and Other Postretirement Benefits for additional details.

NOTE 4 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 14 for further discussion of stock grants.

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2015	2014
Basic and diluted earnings per share:
Net income	$5,251	$2,472
Basic average common shares outstanding	78,454,187	81,657,746
Effect of dilutive securities	618,845	610,134
Dilutive average shares outstanding	79,073,032	82,267,880
Net earnings per share
Basic	$0.07	$0.03
Diluted	$0.07	$0.03

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three months ended March 31, 2015, there were 868,999 outstanding options and 230,700 restricted stock grants that were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended March 31, 2014 there were 741,882 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.  As a result of the second-step conversion, the 2014 period shares and the weighted average exercise price were adjusted to reflect the 1.0999 exchange ratio.

NOTE 5 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$7,966	$86	$—	$8,052
GNMA guaranteed mortgage certificates	4,912	170	—	5,082
GSE mortgage-backed securities	617,312	11,908	1,103	628,117
GSE collateralized mortgage obligations	41,924	68	158	41,834
Municipal bonds	36,502	1,889	—	38,391
Money market and mutual funds	11,778	—	44	11,734

Total	$720,394	$14,121	$1,305	$733,210

	March 31, 2015
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$709,421	$10,019	$605	$718,835
GSE collateralized mortgage obligations	45,439	894	112	46,221
Municipal bonds	870	93	—	963
Foreign bonds	2,000	34	—	2,034

Total	$757,730	$11,040	$717	$768,053

	December 31, 2014
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$8,538	$76	$—	$8,614
Ginnie Mae guaranteed mortgage certificates	5,038	194	—	5,232
GSE mortgage-backed securities	641,952	9,981	2,985	648,948
Collateralized mortgage obligations	45,494	59	283	45,270
Municipal bonds	44,378	1,986	—	46,364
Money market, mutual funds and certificates of deposit	3,458	—	52	3,406

Total	$748,858	$12,296	$3,320	$757,834

	December 31, 2014
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$677,501	$6,202	$2,507	$681,196
Collateralized mortgage obligations	47,384	264	227	47,421
Municipal bonds	870	91	—	961
Foreign bonds	2,000	11	—	2,011

Total	$727,755	$6,568	$2,734	$731,589

During the three months ended March 31, 2015, the Bank sold $90 thousand of other securities that resulted in a loss of $5 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$107,640	$233	$207,903	$1,475	$315,543	$1,708
Collateralized mortgage obligations	24,959	36	21,489	234	46,448	270
Subtotal, debt securities	$132,599	$269	$229,392	$1,709	$361,991	$1,978
Mutual Funds	—	—	811	44	811	44
Total temporarily impaired securities	$132,599	$269	$230,203	$1,753	$362,802	$2,022

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$38,246	$200	$396,600	$5,292	$434,846	$5,492
Collateralized mortgage obligations	31,990	170	22,881	340	54,871	510
Subtotal, debt securities	$70,236	$370	$419,481	$5,632	$489,717	$6,002
Mutual Funds	—	—	896	52	896	52
Total temporarily impaired securities	$70,236	$370	$420,377	$5,684	$490,613	$6,054

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $1.7 million related to its GSE mortgage-backed securities as of March 31, 2015.  Additionally, the Company had an unrealized loss of $270 thousand on GSE collateralized mortgage obligations and an unrealized loss of $44 thousand on mutual funds as of March 31, 2015.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.7%.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.2%. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2015.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 1.1% as of March 31, 2015. The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 0.1% as of March 31, 2015. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2015.

The following table sets forth the stated maturities of the investment securities at March 31, 2015 and December 31, 2014. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	March 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$350	$353	$347	$352
Due after one year through five years	6,691	6,926	8,268	8,531
Due after five years through ten years	22,382	23,135	28,870	29,666
Due after ten years	15,045	16,029	15,431	16,429
Mortgage-backed securities	664,148	675,033	692,484	699,450
Money market and mutual funds	11,778	11,734	3,458	3,406

Total	$720,394	$733,210	$748,858	$757,834

Held-to-maturity:
Due in one year or less	$120	$122	$1,620	$1,623
Due after one year through five years	2,495	2,575	995	1,052
Due after five years through ten years	255	300	255	297
Due after ten years	—	—	—	—
Mortgage-backed securities	754,860	765,056	724,885	728,617

Total	$757,730	$768,053	$727,755	$731,589

At March 31, 2015 and December 31, 2014, $91.1 million and $127.1 million, respectively, of securities were pledged to secure municipal deposits.  At March 31, 2015 and December 31, 2014, the Company had $418 thousand and $317 thousand, respectively, of securities pledged as collateral on interest rate swaps.

At March 31, 2015 and December 31, 2014, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $8.8 million.  The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at March 31, 2015 and believes its holdings in the stock are ultimately recoverable at par.

NOTE 6 — LOANS

Loans at March 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Commercial:
Commercial real estate	$820,431	$609,646
Commercial business loans	462,134	442,190
Commercial construction	65,535	69,140
Total commercial loans	1,348,100	1,120,976
Residential:
Residential real estate	693,611	667,800
Residential construction	265	268
Total residential loans	693,876	668,068

Consumer loans:
Home equity & lines of credit	226,224	227,055
Personal	26,892	28,668
Education	192,052	195,185
Automobile	178,817	181,793
Total consumer loans	623,985	632,701
Total loans	2,665,961	2,421,745

Allowance for losses	(49,144)	(50,654)
Loans, net	$2,616,817	$2,371,091

As of March 31, 2015, commercial real estate loans include a $200.1 million participation in a portfolio of multi-family loans that was entered into during the quarter.  The Company also purchased $21.0 million of residential real estate loans during the quarter ended March 31, 2015. These loans all met the Company’s underwriting standards and are located within the Company’s market area.

Included in the balance of residential loans are approximately $175 thousand and $1.5 million of loans held for sale at March 31, 2015 and December 31, 2014, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.  For the three months ended March 31, 2015 and 2014, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $5.5 million and $2.0 million, respectively, and recorded mortgage banking income of approximately $127 thousand and $125 thousand, respectively.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At March 31, 2015, shared national credits totaled $209.3 million, which included $143.5 million of leveraged lending transactions. All of these loans were classified as pass rated as of March 31, 2015 as all payments are current and the loans are performing in accordance with their contractual terms.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. The Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component.  Management established an unallocated reserve to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology; however, the evaluation has determined that the relative minor unallocated allowance has not had significant changes in recent periods.

Although the Company determines the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at March 31, 2015 or December 31, 2014.

The summary activity in the allowance for loan losses for all portfolios for the three months ended March 31, 2015 and 2014, and for the year ended December 31, 2014, is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
(Dollars in thousands)	2015	2014	2014

Balance, beginning of year	$50,654	$55,649	$55,649
Provision for loan losses	(2,000)	1,500	200
Charge-offs	(1,462)	(3,598)	(14,529)
Recoveries	1,952	510	9,334

Balance, end of period	$49,144	$54,061	$50,654

The following table sets forth the activity in the allowance for loan losses by portfolio for the three months ended March 31, 2015 and the year ended December 31, 2014:

March 31, 2015 (Dollars in thousands)	COMMERCIAL			RESIDENTIAL		CONSUMER
	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654
Charge-offs	—	(428)	—	(73)	—	(144)	(206)	(22)	(589)	—	(1,462)
Recoveries	250	1,341	31	—	—	85	29	—	216	—	1,952
Provision (credit)	2,369	(2,955)	(893)	(440)	—	(332)	(59)	15	295	—	(2,000)
Allowance ending balance	$20,635	$16,222	$1,481	$1,447	$—	$2,278	$1,721	$278	$4,532	$550	$49,144

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	20,635	16,222	1,481	1,447	—	2,278	1,721	278	4,532	550	49,144
Total Allowance	$20,635	$16,222	$1,481	$1,447	$—	$2,278	$1,721	$278	$4,532	$550	$49,144

Loans receivable:
Ending balance
Individually evaluated for impairment	$19,249	$4,558	$305	$11,587	$265	$2,065	$11	$—	$—	$—	$38,040
Collectively evaluated for impairment	801,182	457,576	65,230	682,024	—	224,159	26,881	192,052	178,817	—	2,627,921
Total Portfolio	$820,431	$462,134	$65,535	$693,611	$265	$226,224	$26,892	$192,052	$178,817	$—	$2,665,961

December 31, 2014 (Dollars in thousands)	COMMERCIAL			RESIDENTIAL		CONSUMER
	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649
Charge-offs	(5,804)	(5,338)	—	(702)	—	(180)	(724)	(99)	(1,682)	—	(14,529)
Recoveries	3,112	4,499	733	88	—	198	103	—	601	—	9,334
Provision (credit)	(1,381)	(198)	(1,578)	374	—	(482)	(109)	78	3,496	—	200
Allowance ending balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	18,016	18,264	2,343	1,960	—	2,669	1,957	285	4,610	550	50,654
Total Allowance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,984	$4,172	$1,419	$12,003	$268	$2,184	$122	$—	$—	$—	$38,152
Collectively evaluated for impairment	591,662	438,018	67,721	655,797	—	224,871	28,546	195,185	181,793	—	2,383,593
Total Portfolio	$609,646	$442,190	$69,140	$667,800	$268	$227,055	$28,668	$195,185	$181,793	$—	$2,421,745

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under FASB ASC Topic 310 for Loans and Debt Securities.  Under FASB ASC Topic 310 for Receivables, for all loan segments a loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. When all or a portion of the loan is deemed uncollectible, the uncollectible portion is charged-off. The measurement is based either on the fair value of the collateral if the loan is collateral dependent, the liquidation value, or the present value of expected future cash flows discounted at the loan’s effective interest rate.  Most of the Company’s commercial loans are collateral dependent and, therefore, the Company uses the value of the collateral to measure the loss. Any collateral or discounted cash flow deficiency for loans that are 90 days past due are charged-off. Impairment losses are included in the provision for loan losses.  Large groups of homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring.

Classified Loans

The Bank’s credit review process includes a risk classification of all commercial and residential loans that includes pass, special mention, substandard and doubtful.  The classification of a loan may change based on changes in the creditworthiness of the borrower. The description of the risk classifications are as follows:

A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the Bank’s position.  While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned.  A loan is classified as substandard when the borrower has a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a loan classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. The Company charges-off the collateral or discounted cash flow deficiency on all loans classified as substandard or worse. In all cases, loans are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at March 31, 2015 and December 31, 2014:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	March 31, 2015
	Commercial Real Estate		Commercial Business		Commercial Construction		Residential Real Estate		Residential Construction		Total
Grade
Pass	$796,567	97%	$426,573	93%	$63,710	97%	$688,499	99%	$135	51%	$1,975,484	97%
Special Mention	10,561	1%	15,116	3%	—	—%	—	—%	—	—%	25,677	1%
Substandard	13,303	2%	20,445	4%	1,825	3%	5,112	1%	130	49%	40,815	2%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$820,431	100%	$462,134	100%	$65,535	100%	$693,611	100%	$265	100%	$2,041,976	100%

	December 31, 2014
	Commercial Real Estate		Commercial Business		Commercial Construction		Residential Real Estate		Residential Construction		Total
Grade
Pass	$579,847	95%	$419,316	95%	$66,191	96%	$662,394	99%	$138	51%	$1,727,886	97%
Special Mention	13,795	2%	5,628	1%	—	—%	—	—%	—	—%	19,423	1%
Substandard	16,004	3%	17,246	4%	2,949	4%	5,406	1%	130	49%	41,735	2%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$609,646	100%	$442,190	100%	$69,140	100%	$667,800	100%	$268	100%	$1,789,044	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.

The following tables set forth the consumer loan risk profile based on payment activity as of March 31, 2015 and December 31, 2014:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	March 31, 2015
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$224,550	99%	$26,892	100%	$167,980	87%	$178,817	100%	$598,239	96%
Non-performing	1,674	1%	—	—%	24,072	13%	—	—%	25,746	4%
Total	$226,224	100%	$26,892	100%	$192,052	100%	$178,817	100%	$623,985	100%

	December 31, 2014
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$225,197	99%	$28,557	100%	$169,889	87%	$181,793	100%	$605,436	96%
Non-performing	1,858	1%	111	—%	25,296	13%	—	—%	27,265	4%
Total	$227,055	100%	$28,668	100%	$195,185	100%	$181,793	100%	$632,701	100%

Loan Delinquencies and Non-accrual Loans

The Company monitors the past due and non-accrual status of loans in determining the loss classification, impairment status and the allowance for loan losses.  Generally, all loans past due 90 days or more are put on non-accrual status.  Education loans greater than 90 days delinquent continue to accrue interest as they are U.S. government guaranteed with little risk of credit loss.

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of March 31, 2015

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$—	—%	$—	—%	$799	2%	$799	1%	$819,632	31%	$820,431	31%	$—	$1,691	12%
Commercial business loans	—	—%	—	—%	1,430	5%	1,430	2%	460,704	18%	462,134	17%	—	2,149	15%
Commercial construction	—	—%	—	—%	305	1%	305	1%	65,230	3%	65,535	3%	—	305	2%
Total commercial	$—	—%	$—	—%	$2,534	8%	$2,534	4%	$1,345,566	52%	$1,348,100	51%	$—	$4,145	29%

Residential:
Residential real estate	$1,486	9%	$153	2%	$3,388	11%	$5,027	9%	$688,584	26%	$693,611	26%	$—	$8,028	57%
Residential construction	—	—%	—	—%	265	1%	265	—%	—	—%	265	—%	—	265	2%
Total residential	$1,486	9%	$153	2%	$3,653	12%	$5,292	9%	$688,584	26%	$693,876	26%	$—	$8,293	59%

Consumer loans:
Home equity & lines of credit	$590	4%	$232	2%	$1,238	4%	$2,060	4%	$224,164	8%	$226,224	8%	$—	$1,674	12%
Personal	241	1%	11	—%	—	—%	252	—%	26,640	1%	26,892	1%	—	—	—%
Education	12,344	73%	9,005	94%	24,072	76%	45,421	79%	146,631	6%	192,052	7%	24,072	—	—%
Automobile	2,178	13%	156	2%	—	—%	2,334	4%	176,483	7%	178,817	7%	—	—	—%
Total consumer	$15,353	91%	$9,404	98%	$25,310	80%	$50,067	87%	$573,918	22%	$623,985	23%	$24,072	$1,674	12%

Total	$16,839	100%	$9,557	100%	$31,497	100%	$57,893	100%	$2,608,068	100%	$2,665,961	100%	$24,072	$14,112	100%

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2014

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$202	1%	$—	—%	$966	3%	$1,168	2%	$608,478	26%	$609,646	25%	$—	$1,721	12%
Commercial business loans	755	4%	—	—%	1,012	3%	1,767	3%	440,423	18%	442,190	18%	—	1,755	12%
Commercial construction	—	—%	—	—%	402	1%	402	1%	68,738	3%	69,140	3%	—	402	3%
Total commercial	$957	5%	$—	—%	$2,380	7%	$3,337	6%	$1,117,639	47%	$1,120,976	46%	$—	$3,878	27%

Residential:
Residential real estate	$1,843	8%	$356	3%	$3,414	11%	$5,613	9%	$662,187	28%	$667,800	28%	$—	$8,500	58%
Residential construction	—	—%	—	—%	268	1%	268	—%	—	—%	268	—%	—	268	2%
Total residential	$1,843	8%	$356	3%	$3,682	12%	$5,881	9%	$662,187	28%	$668,068	28%	$—	$8,768	60%

Consumer loans:
Home equity & lines of credit	$755	4%	$635	6%	$979	3%	$2,369	3%	$224,686	10%	$227,055	9%	$—	$1,858	12%
Personal	308	1%	134	1%	—	—%	442	1%	28,226	1%	28,668	1%	—	111	1%
Education	14,743	69%	8,918	85%	25,296	78%	48,957	76%	146,228	6%	195,185	8%	25,296	—	—%
Automobile	2,811	13%	481	5%	—	—%	3,292	5%	178,501	8%	181,793	8%	—	—	—%
Total consumer	$18,617	87%	$10,168	97%	$26,275	81%	$55,060	85%	$577,641	25%	$632,701	26%	$25,296	$1,969	13%

Total	$21,417	100%	$10,524	100%	$32,337	100%	$64,278	100%	$2,357,467	100%	$2,421,745	100%	$25,296	$14,615	100%

Troubled Debt Restructured Loans

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Bank considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that it would not otherwise consider but for the borrower’s financial difficulties.  A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types.  The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates.  The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status.  The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes and the modification reflects prevailing market conditions. The Bank’s policy for returning a loan to accruing status requires the preparation of a well-documented credit evaluation, which includes the following:

•            A review of the borrower’s current financial condition in which the borrower must demonstrate sufficient cash flow to support the repayment of all principal and interest including any amounts previously charged-off;

•            An updated appraisal or home valuation, which must demonstrate sufficient collateral value to support the debt;

•            Sustained performance based on the restructured terms for at least six consecutive months; and

•            Approval by the Special Assets Committee, which consists of the Chief Credit Officer, the Chief Financial Officer and other members of senior management.

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of March 31, 2015 and 2014.  The Company had four accruing TDRs in the amount of $1.5 million that were modified during the three months ended March 31, 2015.

	March 31,		March 31,
	2015		2014
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	3	$1,383	10	$8,431
Commercial business loans	—	—	2	3,738
Commercial construction	—	—	3	1,255
Total commercial	3	1,383	15	13,424

Residential:
Residential real estate	3	371	3	2,063
Residential construction	—	—	—	—
Total real estate loans	3	371	3	2,063

Consumer loans:
Home equity & lines of credit	1	229	2	331
Automobile	—	—	2	28
Total consumer loans	1	229	4	359
Total loans	7	$1,983	22	$15,846

The following tables summarize information about TDRs as of and for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	4	$1,534
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	4	1,534
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	4	1,534
Outstanding principal balance immediately after modification	4	1,534
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	7	1,983
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

For the Three Months Ended March 31, 2014
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	14	11,542
Outstanding principal balance at period end	22	15,846
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	4	2,413

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

Components of Impaired Loans

Impaired Loans

Year to date March 31, 2015

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$3,074	$3,113	$—	$2,092	$—	$—
Commercial Business	2,149	2,483	—	2,410	—	—
Commercial Construction	305	305	—	570	—	—
Residential Real Estate	8,179	8,749	—	8,515	—	—
Residential Construction	265	473	—	267	—	—
Home Equity and Lines of Credit	1,674	1,684	—	1,802	—	—
Personal	—	—	—	31	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	2	—	—
Total Impaired Loans:	$15,646	$16,807	$—	$15,689	$—	$—

Commercial	$5,528	$5,901	$—	$5,072	$—	$—
Residential	8,444	9,222	—	8,782	—	—
Consumer	1,674	1,684	—	1,835	—	—
Total	$15,646	$16,807	$—	$15,689	$—	$—

The impaired loans table above includes $1.5 million of accruing TDRs that were modified during the three months ended March 31, 2105 and are performing in accordance with their modified terms.  The impaired loans table above does not include $115 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Impaired Loans

For the Year Ended December 31, 2014

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,721	$2,337	$—	$10,858	$—	$—
Commercial Business	3,255	4,691	—	9,061	—	—
Commercial Construction	1,362	1,362	—	1,399	—	—
Residential Real Estate	8,500	9,037	—	9,517	—	—
Residential Construction	268	476	—	195	—	—
Home Equity and Lines of Credit	1,908	1,935	—	1,335	—	—
Personal	111	111	—	108	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	151	—	—
Total Impaired Loans:	$17,125	$19,949	$—	$32,624	$—	$—

Commercial	$6,338	$8,390	$—	$21,318	—	—
Residential	8,768	9,513	—	9,712	—	—
Consumer	2,019	2,046	—	1,594	—	—
Total	$17,125	$19,949	$—	$32,624	$—	$—

The impaired loans table above includes $2.5 million of accruing TDRs that were modified during 2014 and are performing in accordance with their modified terms. The impaired loans table above does not include $242 thousand of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at March 31, 2015. Interest income that would have been recorded for the three months ended March 31, 2015, had impaired loans been current according to their original terms, amounted to $246 thousand.

Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at March 31, 2015 and December 31, 2014 amounted to $38.2 million and $39.9 million, respectively, and include $24.1 million and $25.3 million, respectively, of government guaranteed student loans.

NOTE 7 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial Corp., FMS Financial Corporation, CLA Agency, Inc. and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The other intangibles are amortizing intangibles, which primarily consist of core deposit intangibles, which are amortized over an estimated useful life of ten years. As of March 31, 2015, the core deposit intangibles net of accumulated amortization totaled $3.5 million. The remaining balance of other amortizing intangibles includes a customer list intangible amortized over a remaining estimated useful life of six years.

Goodwill and other intangibles at March 31, 2015 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2015	$121,973	$6,136
Additions	—	—
Amortization	—	(466)
Balance at March 31, 2015	$121,973	$5,670

During 2014, management reviewed qualitative factors for the Bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2013. Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2014. As it relates to Beneficial Insurance Services, LLC, the Company performed an impairment test which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2014.

During the three months ended March 31, 2015, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 8 — OTHER ASSETS

The following table provides selected information on other assets at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
(Dollars in thousands)	2015	2014
Investments in affordable housing and other partnerships	$9,700	$10,131
Prepaid assets	2,431	2,197
Net deferred tax assets	41,968	43,685
Other real estate	1,406	1,578
Fixed assets held for sale	391	391
Mortgage servicing rights	1,334	1,403
All other assets	5,202	8,814
Total other assets	$62,432	$68,199

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its mortgage servicing rights (“MSRs”). The Company utilizes the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur.  See Note 18 for further discussion of MSRs.

NOTE 9 — DEPOSITS

Deposits consisted of the following major classifications at March 31, 2015 and December 31, 2014:

	March 31,	% of Total	December 31,	% of Total
(Dollars in thousands)	2015	Deposits	2014	Deposits

Non-interest bearing deposits	$394,653	11.6%	$369,683	9.5%
Interest-earning checking accounts	643,243	18.8%	632,345	16.3%
Stock subscription proceeds deposited in interest bearing account (1)	—	—	463,036	11.9%
Municipal checking accounts	132,130	3.9%	179,439	4.6%
Money market accounts	438,280	12.8%	424,789	11.0%
Savings accounts	1,139,517	33.4%	1,126,848	29.1%
Certificates of deposit	667,504	19.5%	683,569	17.6%
Total deposits	$3,415,327	100.0%	$3,879,709	100.0%

(1)         Additional stock subscription proceeds of $19.1 million were held in escrow in various deposit accounts at December 31, 2014.

NOTE 10 — BORROWED FUNDS

Borrowed funds at March 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
FHLB advances	$165,000	$165,000
Statutory trust debenture	25,392	25,388
Total borrowed funds	$190,392	$190,388

The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At March 31, 2015 and December 31, 2014, loans in the amount of $224.6 million and $237.8 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

NOTE 11 — REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

In July 2013, the Federal Deposit Insurance Corporation and the Federal Reserve Board approved a new rule that substantially amended the regulatory risk-based capital rules applicable to Beneficial Bank and Beneficial Bancorp. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of March 31, 2015, the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2015:
Tier 1 Leverage (to average assets)	$762,739	16.62%	$183,537	4.00%	$229,421	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	762,739	29.68%	115,639	4.50%	167,034	6.50%
Tier 1 Capital (to risk weighted assets)	762,739	29.68%	154,185	6.00%	205,580	8.00%
Total Capital (to risk weighted assets)	795,073	30.94%	205,580	8.00%	256,975	10.00%

As of December 31, 2014:
Tier 1 Capital (to average assets)	$480,795	11.05%	$130,520	3.00%	$217,534	5.00%
Tier 1 Capital (to risk weighted assets)	480,795	21.17%	90,842	4.00%	136,262	6.00%
Total Capital (to risk weighted assets)	509,460	22.43%	181,683	8.00%	227,104	10.00%

NOTE 12 — INCOME TAXES

For the three months ended March 31, 2015, we recorded a provision for income taxes of $2.0 million, reflecting an effective tax rate of 27.6%, compared to a benefit for income taxes of $65 thousand, reflecting an effective tax benefit of 2.7%, for the three months ended March 31, 2014.  The increase in income tax expense was due to higher profitability levels for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

The effective income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships. Tax-exempt income, state and local income taxes and federal income tax credits (reduced) increased the effective tax rates by (4.1%),
2.5% and (4.2%) in the effective income tax rate calculation as of March 31, 2015, respectively, and (21.2%), 4.5% and (17.1%) in the effective income tax rate calculation as of March 31, 2014, respectively.

As of March 31, 2015, the Company had net deferred tax assets totaling $42.0 million. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established. The Company regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as March 31, 2015. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

NOTE 13 — PENSION AND OTHER POSTRETIREMENT BENEFITS

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

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels. Additionally, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions. As part of the second-step conversion, the Bank’s employee stock ownership plan purchased 2,015,352 shares to be used to fund future contributions into the plan.

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31,		March 31,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$—	$—	$44	$45
Interest cost	958	960	215	240
Expected return on assets	(1,655)	(1,512)	—	—
Amortization of loss	616	351	90	42
Amortization of prior service cost	—	—	(130)	(132)
Amortization of transition obligation	—	—	—	41
Net periodic pension (benefit) cost	$(81)	$(201)	$219	$236

NOTE 14 — STOCK BASED COMPENSATION

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,773,463 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company funded the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of March 31, 2015, 904,118 shares were fully vested and 491,723 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.  As a result of the second-step conversion, the 2014 period shares disclosed in this footnote were adjusted to reflect the 1.0999 exchange ratio.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three months ended March 31, 2015 was $273 thousand compared to $214 thousand for the three months ended March 31, 2014.

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2015:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2015	534,738	$8.89
Issued	238,900	11.41
Vested	(85,887)	8.52
Forfeited	(46,211)	8.48
Non-vested Stock Awards outstanding, March 31, 2015	641,540	9.91

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2014:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2014	566,668	$8.37
Issued	150,136	10.77
Vested	(46,195)	8.26
Forfeited	(67,204)	10.31
Non-vested Stock Awards outstanding, March 31, 2014	603,405	8.76

The fair value of the 85,887 shares that vested during the three months ended March 31, 2015 was $957 thousand. The fair value of the 46,195 shares vested during the three months ended March 31, 2014 was $538 thousand.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the three months ended March 31, 2015, the Company granted 166,075 options compared to 741,882 options granted during the three months ended March 31, 2014. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $437 thousand for the three months ended March 31, 2015, compared to $366 thousand for the three months ended March 31, 2014.

A summary of option activity as of March 31, 2015 and changes during the three month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2015	3,568,887	$9.51
Granted	166,075	11.41
Exercised	(13,030)	8.72
Forfeited	(78,865)	9.14
Expired	(88)	8.90
March 31, 2015	3,642,979	9.61

A summary of option activity as of March 31, 2014 and changes during the three month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2014	3,164,247	$9.20
Granted	741,882	10.77
Exercised	(112,739)	9.60
Forfeited	(24,198)	8.06
Expired	—	—
March 31, 2014	3,769,192	9.51

The weighted average remaining contractual term was approximately 6.33 years and the aggregate intrinsic value was $6.2 million for options outstanding as of March 31, 2015.  As of March 31, 2015, exercisable options totaled 2,210,328 with an average weighted exercise price of $9.61 per share, a weighted average remaining contractual term of approximately 5.11 years, and an aggregate intrinsic value of $3.7 million.  The weighted average remaining contractual term was approximately 7.12 years and the aggregate intrinsic value was $9.4 million for options outstanding as of March 31, 2014.  As of March 31, 2014, exercisable options totaled 1,912,308 with an average weighted exercise price of $9.75 per share, a weighted average remaining contractual term of approximately 5.42 years, and an aggregate intrinsic value of $4.3 million.

Significant weighted average assumptions used to calculate the fair value of the options for the three months ended March 31, 2015 and 2014 are as follows:

	For the Three Months Ended March 31,
	2015	2014
Weighted average fair value of options granted	$3.98	$3.97
Weighted average risk-free rate of return	1.74%	2.04%
Weighted average expected option life in months	78	78
Weighted average expected volatility	31.19%	32.67%
Expected dividends	$—	$—

As of March 31, 2015, there was $4.8 million of total unrecognized compensation cost related to options and $5.1 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of March 31, 2014, there was $6.1 million of total unrecognized compensation cost related to options and $3.8 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  The average weighted lives for the option expense were 3.39 and 4.01 years as of March

31, 2015 and March 31, 2014, respectively. The average weighted lives for the stock award expense were 3.97 and 3.82 years at March 31, 2015 and March 31, 2014, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

At March 31, 2015 and December 31, 2014, the Company had outstanding commitments to purchase or originate loans aggregating $29.3 million and $32.0 million, respectively, commitments to customers on available lines of credit of $189.3 million and $188.4 million, respectively, and standby letters of credit of $6.1 million and $8.0 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $222 thousand and $211 thousand at March 31, 2015 and December 31, 2014, respectively.

Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business.  The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU 2015-5: Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts.  For public business entities, the amendments in this update will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted for all entities.  The Company is in the process of evaluating the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

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

Also in August 2014, the FASB issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this update affect creditors that hold government guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company adopted the provisions of this guidance during the three months ended March 31, 2015 and noted no material impact to the consolidated financial statements related to this guidance as the Company has no foreclosed government guaranteed mortgage loans.

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

Also in June 2014, the FASB issued ASU 2014-11 - Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures: The amendments affect all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments change the current accounting outcome by requiring repurchase-to-maturity transactions to be accounted for as secured borrowings.  Additionally, the amendments require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset.  ASU 2014-11 requires a new disclosure for certain transactions that involve (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  The accounting changes in this update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  The Company adopted the provisions of this guidance during the three months ended March 31, 2015 and noted no material impact to the consolidated financial statements related to this guidance as the Company has no such transactions.

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers: The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  This update, as issued, was effective for public companies beginning with the first fiscal year beginning after December 15, 2016, and the interim periods within that fiscal year. On April 1, 2015, the FASB approved proposing a one-year deferral and giving public companies the option to “early” adopt using the original effective dates. The FASB is targeting finalization of this proposal for near the middle of this year. The Company does not anticipate a material impact to the consolidated financial statements related to this guidance.

In January 2014, the FASB issued ASU 2014-04 — Troubled Debt Restructuring by Creditors (Subtopic 310-40): The amendments in this update apply to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company adopted the provisions of this guidance during the three months ended March 31, 2015 and noted no material impact to the consolidated financial statements related to this guidance as the balance of other real estate owned residential properties is immaterial.

Also in January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects: The objective of this update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit.  The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company adopted the provisions of this guidance during the three months ended March 31, 2015 and noted no impact to the consolidated financial statements related to this guidance as the Company did not elect to account for its investments qualified affordable housing projects using the proportional amortization method.

NOTE 17 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows authoritative guidance under FASB ASC Topic 820 for Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.   The definition of fair value under ASC 820 is the exchange price. The guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).  The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at March 31, 2015:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,334	$1,334
Investment securities available for sale:
U.S. GSE and agency notes	—	8,052	—	8,052
GNMA guaranteed mortgage certificates	—	5,082	—	5,082
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	41,834	—	41,834
GSE mortgage-backed securities	—	628,117	—	628,117
Municipal bonds
General obligation municipal bonds	—	21,615	—	21,615
Revenue municipal bonds	—	16,776	—	16,776
Money market funds	10,923	—	—	10,923
Mutual funds	811	—	—	811
Interest rate swap agreements	—	263	—	263
Total Assets	$11,734	$721,739	$1,334	$734,807
Liabilities:
Interest rate swap agreements
Total Liabilities	$—	$279	$—	$279
	$—	$279	$—	$279

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2014:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,403	$1,403
Investment securities available for sale:
U.S. GSE and agency notes	—	8,614	—	8,614
GNMA guaranteed mortgage certificates	—	5,232	—	5,232
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	45,270	—	45,270
GSE mortgage-backed securities	—	648,948	—	648,948
Municipal bonds
General obligation municipal bonds	—	29,580	—	29,580
Revenue municipal bonds	—	16,784	—	16,784
Money market funds	2,510	—	—	2,510
Mutual funds	896	—	—	896
Interest rate swap agreements	—	152	—	152
Total Assets	$3,406	$754,580	$1,403	$759,389
Liabilities:
Interest rate swap agreements	$—	$160	$—	$160
Total Liabilities	$—	$160	$—	$160

Level 1 Valuation Techniques and Inputs

Included in this category are money market funds, mutual funds and certificates of deposit.  To estimate the fair value of these securities, the Company utilizes observable quotations for the indicated security.

Level 2 Valuation Techniques and Inputs

The majority of the Company’s investment securities are reported at fair value utilizing Level 2 inputs. Prices of these securities are obtained through independent, third-party pricing services. Prices obtained through these sources include market derived quotations and matrix pricing and may include both observable and unobservable inputs. Fair market values take into consideration data such as dealer quotes, new issue pricing, trade prices for similar issues, prepayment estimates, cash flows, market credit spreads and other factors. The Company reviews the output from the third-party providers for reasonableness by considering the pricing consistency among securities with similar characteristics, where available, and comparing values with other pricing sources available to the Company. In general, the Level 2 valuation process uses the following significant inputs in determining the fair value of the different classes of investments:

U.S. Government Sponsored Enterprise (GSE) and Agency Notes. Pricing evaluations are generated on either a price or spread basis as determined by the observed market data.  For spread-based evaluations, a non-call spread scale is created or an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Spreads are calculated continuously throughout the day, as well as “end of day” evaluations based upon both a 15:00 and 16:00 (ET) benchmark curve (e.g. U.S. Treasury curve).

GNMA Guaranteed Mortgage Certificates. Pricing evaluations are based on issuer type, coupon and maturity. The Pool specific evaluation model takes into account pool level information supplied directly by the agency.  For adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

GSE CMOs.  For pricing evaluations, the pricing service,  obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and GSE/Agency CMOs in general (including market research).  Evaluations of tranches (non-volatile and volatile) are based on IDC’s interpretation of accepted market modeling, trading, and pricing conventions.

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

Level 3 Valuation Techniques and Inputs

Mortgage Servicing Rights. The Company determines the fair value of its MSRs by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation includes the application of certain assumptions made by management of the Company, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014.

Level 3 Investments Only	Three Months Ended
(Dollars in thousands)	March 31, 2015	March 31, 2014
	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,403	$1,524
Additions	51	11
Payments	(37)	(36)
Decrease in fair value due to changes in valuation inputs or assumptions	(83)	(9)
Balance, March 31,	$1,334	$1,490

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

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2015	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$3,440	$—	$—	$3,440	$(349)
Other real estate owned	113	—	—	113	—

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2014	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$2,939	$—	$—	$2,939	$(359)
Other real estate owned	306	—	—	306	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At		At
		March 31, 2015		December 31, 2014
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$306,715	$306,715	$534,015	$534,015
Securities available for sale	See previous table	733,210	733,210	757,834	757,834
Securities held to maturity	Level 2	757,730	768,053	727,755	731,589
FHLB stock	Level 3	8,830	8,830	8,830	8,830
Loans, net	Level 3	2,616,642	2,692,323	2,369,630	2,418,826
Loans held for sale	Level 2	175	181	1,461	1,538
Mortgage servicing rights	Level 3	1,334	1,334	1,403	1,403
Interest rate swaps	Level 2	263	263	152	152
Accrued interest receivable	Level 3	13,736	13,736	13,383	13,383

Liabilities:
Deposits	Level 2	3,415,327	3,420,121	3,879,709	3,884,644
Borrowed funds	Level 2	190,392	188,091	190,388	187,864
Interest rate swaps	Level 2	279	279	160	160
Accrued interest payable	Level 2	1,581	1,581	1,743	1,743

Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Securities Available for Sale and Held to Maturity - The fair value of investment securities, mortgage-backed securities and collateralized mortgage obligations is based on quoted market prices, dealer quotes, yield curve analysis, and prices obtained from independent pricing services.

FHLB Stock - The fair value of FHLB stock is estimated at its carrying value and redemption price of $100 per share.

Loans, Net - The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit and for the same remaining maturities.  Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Loans Held for Sale - The fair value of loans held for sale is estimated using the current rate at which similar loans would be made to borrowers with similar credit risk and the same remaining maturities.  Loans held for sale are carried at the lower of cost or estimated fair value.

Mortgage Servicing Rights - The Company determines the fair value of its MSRs by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation included the application of certain assumptions made by management of the Bank, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

Interest Rate Swaps - The Company’s valuation methodology for OTC derivatives includes an analysis of discount cash flows based on OIS rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. Beginning January 1, 2013, the Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  These changes in valuation methodology were applied prospectively as a change in accounting estimate and were immaterial to the Company’s financial statements.

Accrued Interest Receivable/Payable - The carrying amounts of interest receivable/payable approximate fair value.

Deposits - The fair value of checking and money market deposits and savings accounts is the amount reported in the consolidated financial statements.  The carrying amount of checking, savings and money market accounts is the amount that is payable on demand at the reporting date.  The fair value of time deposits is generally based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

Borrowed Funds - The fair value of borrowed funds is based on a present value estimate using rates currently offered.

Commitments to Extend Credit and Letters of Credit - The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans and are not included in the table above.  Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower.  The estimated fair value approximates the recorded net deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2015 and December 31, 2014.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2015 and December 31, 2014 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of March 31, 2015 and March 31, 2014, the Company serviced $150.9 million and $155.2 million of residential mortgage loans, respectively.  During the three months ended March 31, 2015 and March 31, 2014, the Company recognized servicing fee income of $95 thousand and $99 thousand, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the three months ended March 31, 2015 and 2014:

	Residential
	Mortgage Servicing Rights
	For the Three Months Ended March 31,
Dollars in thousands	2015	2014

Balance, January 1,	$1,403	$1,524
Additions	51	11
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(83)	(9)
Paydowns	(37)	(36)
Balance, March 31,	$1,334	$1,490

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At March 31, 2015, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 11.77%, a discount rate equal to 9.50% and an escrow earnings credit rate equal to 1.63%.  At March 31, 2014, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 9.97%, a discount rate equal to 9.88% and an escrow earnings credit rate equal to 1.69%.

At March 31, 2015 and March 31, 2014, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	March 31, 2015	March 31, 2014

Fair value of residential mortgage servicing rights	$1,334	$1,490

Weighted average life (years)	5.1 years	5.9 years

Prepayment speed	11.77%	9.97%
Effect on fair value of a 20% increase	$(107)	$(106)
Effect on fair value of a 10% increase	(55)	(55)
Effect on fair value of a 10% decrease	60	57
Effect on fair value of a 20% decrease	126	119

Discount rate	9.50%	9.88%
Effect on fair value of a 20% increase	$(83)	$(104)
Effect on fair value of a 10% increase	(43)	(54)
Effect on fair value of a 10% decrease	46	57
Effect on fair value of a 20% decrease	94	119

Escrow earnings credit	1.63%	1.69%
Effect on fair value of a 20% increase	$32	$35
Effect on fair value of a 10% increase	15	17
Effect on fair value of a 10% decrease	(15)	(19)
Effect on fair value of a 20% decrease	(32)	(36)

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance.  As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

NOTE 19 — DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2015, the Company had six interest rate swaps with an aggregate notional amount of $24.9 million related to this program. During the three months ended March 31, 2015, the Company recognized a net loss of $9 thousand, compared to a net loss of $19 thousand for the three months ended March 31, 2014 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2015 and December 31, 2014:

As of March 31, 2015

	Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,473	$263	$12,473	$279
Total derivatives	$12,473	$263	$12,473	$279

(1)              Included in other assets in our Consolidated Statements of Financial Condition.

(2)              Included in other liabilities in our Consolidated Statements of Financial Condition.

As of December 31, 2014

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,608	$152	$12,608	$160
Total derivatives	$12,608	$152	$12,608	$160

(1)              Included in other assets in our Consolidated Statements of Financial Condition.

(2)              Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of March 31, 2015

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$280	$—	$280	$—	$—	$280

Offsetting of Derivative Liabilities

As of March 31, 2015

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented in	Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$297	$—	$297	$—	$418	$(121)

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2014

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$170	$—	$170	$—	$—	$170

Offsetting of Derivative Liabilities

As of December 31, 2014

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented in	Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$178	$—	$178	$—	$317	$(139)

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

As of March 31, 2015, the termination value of the interest rate swaps in a liability position was $297 thousand.  The Company has minimum collateral posting thresholds with its counterparty. At March 31, 2015, the Company had $418 thousand of securities pledged as collateral on interest rate swaps. If the Company had breached any of these provisions at March 31, 2015 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at March 31, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative or regulatory changes or regulatory actions, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform. Additional factors that may affect our results are disclosed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and its other reports filed with the U.S. Securities and Exchange Commission.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by applicable law or regulation, the Company does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

EXECUTIVE SUMMARY

Beneficial Bancorp is a Maryland corporation and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 56 offices throughout the Philadelphia and Southern New Jersey area.

On January 12, 2015, we completed our stock offering conducted in connection with our second-step conversion, in which 50,383,817 shares of common stock were sold, at a price of $10.00 per share, for gross proceeds of $503.8 million.

Our profitability is generally a function of the revenues we earn from our interest bearing assets less the cost of our interest bearing liabilities plus revenues we receive from non-interest income less our provision for loan losses and non-interest expenses.

Our primary source of revenue is net interest income. Net interest income, which comprises 84.3% of our revenue for the three months ended March 31, 2015, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

We are focused on deploying the second-step conversion proceeds to support growth and improve our financial performance.  During the quarter, we entered into a $200.1 million participation in a portfolio of multi-family loans. We also purchased $21.0 million of residential real estate loans. These loans all met our underwriting standards and are located within our market area. These loans should improve interest income levels in future periods.

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

We recorded net income for the three months ended March 31, 2015 of $5.3 million, or $0.07 per diluted share, compared to net income of $2.5 million, or $0.03 per diluted share, for the three months ended March 31, 2014.  Continued asset quality improvement and net loan recoveries resulted in a $2.0 million credit to the allowance for loan losses during the three months ended March 31, 2015.

Net interest margin totaled 2.75% for the three months ended March 31, 2015 as compared to 2.82% for the same period in 2014. The decrease in our net interest margin was primarily due to an increase in the average balance of loans and investments, which offset the decline in yields, as well as a reduction in the average cost of liabilities due primarily to reductions in higher-cost time deposits and borrowings. Net interest income also included a special dividend of $370 thousand on our investment in the FHLB of Pittsburgh, which benefitted the net interest margin by 3 basis points.  During the three months ended March 31, 2015, we maintained high levels of cash as a result of the proceeds received from the second-step conversion which put pressure on net interest margin.

Asset quality metrics continued to improve as non-performing loans, excluding government guaranteed student loans, decreased to $14.1 million at March 31, 2015, compared to $48.1 million at March 31, 2014.  The $34.0 million, or 70.7%, decrease from March 31, 2014 in non-performing loans, was a function of our continued work out of non-performing assets as well as $23.6 million of non-performing commercial loan sales during 2014.

As a result of the improvement in our asset quality metrics and net recoveries received during the three months ended March 31, 2015, we recorded a $2.0 million negative provision for loan losses for the three months ended March 31, 2015 compared to recording a $1.5 million provision for loan losses for the three months ended March 31, 2014.  Net recoveries during the three months ended March 31, 2015 were $490 thousand compared to net charge-offs of $3.1 million during the three months ended March 31, 2014.

At March 31, 2015, the Bank’s allowance for loan losses totaled $49.1 million, or 1.84% of total loans and 128.70% of non-performing loans, compared to $50.7 million, or 2.09% of total loans and 126.92% of non-performing loans, at December 31, 2014, and $54.1 million, or 2.32% of total loans at March 31, 2014.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations. Following the second-step conversion, our capital levels increased and are strong with tangible capital to tangible assets totaling

20.83% at March 31, 2015 compared to 10.44% at December 31, 2014. The Bank’s tier 1 leverage ratio increased to 16.62% at March 31, 2015 compared to 11.05% at December 31, 2014.  The Bank’s common equity tier one risk based capital ratio was 29.68% at March 31, 2015 and the Bank’s total risk based capital ratio increased to 30.94% at March 31, 2015 compared to 22.43% at December 31, 2014. Our capital levels were significantly augmented by the $503.8 million public offering that we completed on January 12, 2015.

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

CRITICAL ACCOUNTING POLICIES

In the preparation of our condensed consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and that conform to general practices within the banking industry. Certain accounting policies involve significant judgments and assumptions by us that have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies, which are discussed below, to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ from these judgments and estimates under different conditions, resulting in a change that could have a material impact on the carrying values of our assets and liabilities and our results of operations.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.9 million to $9.8 million for the three months ended March 31, 2015. We also have approximately $39.6 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $4.0 million. During the first quarter of 2015, and during 2014 and 2013, levels of delinquencies, net charge-offs and non-performing assets declined. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in this Annual Report.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at March 31, 2015 and December 31, 2014, respectively.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We have adopted the amendments included in Accounting Standards Update 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2014, management reviewed qualitative factors for the banking unit, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2013. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2014. Additionally during 2014, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2014. Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2014, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and further declines in financial performance for Beneficial Insurance Services,

LLC could result in potential goodwill impairment in future periods. We did not note any negative trends in the financial performance or general market conditions for Beneficial Insurance Services, LLC for the three months ended March 31, 2015 that would indicate potential goodwill impairment.

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

During the three months ended March 31, 2015, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of March 31, 2015, we had net deferred tax assets totaling $42.0 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of March 31, 2015.

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

Expected Long-term Rate of Return on Plan Assets. Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 7.25% for 2014 compared to 7.45% for 2013. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets. Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of 10% in net periodic pension expense over the average future service of active employees, which is approximately seven years, or the average future lifetime for plans with no active participants that are frozen.

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased $18.9 million, or 0.4%, to $4.77 billion at March 31, 2015 compared to $4.75 billion at December 31, 2014.  Cash and cash equivalents decreased $227.3 million to $306.7 million at March 31, 2015 from $534.0 million at December 31, 2014.  The decrease in cash and cash equivalents was primarily driven by the deployment of a portion of the second-step conversion offering proceeds through the participation in a portfolio of multi-family loans and the purchase of residential real estate loans.

Investments were consistent with year-end and totaled $1.50 billion at March 31, 2015 compared to $1.49 billion at December 31, 2014.  We continue to focus on maintaining a high quality investment portfolio that

provides a steady stream of cash flows both in the current and in rising interest rate environments.   We are also focused on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.

Loans increased $244.2 million, or 10.1%, to $2.67 billion at March 31, 2015 from $2.42 billion at December 31, 2014.  The increase was primarily due to a $200.1 million participation in a portfolio of multi-family loans and the purchase of $21.0 million of residential real estate loans. Commercial loans include shared national credits, which increased to $209.3 million at March 31, 2015 compared to $186.7 million at December 31, 2014.

Deposits decreased $464.4 million, or 12.0%, to $3.42 billion at March 31, 2015 from $3.88 billion at December 31, 2014. Deposits at December 31, 2014 included $482.1 million of subscription funds held in deposit accounts in connection with the second-step conversion offering that were reclassified into stockholders’ equity in the first quarter of 2015. Excluding the $482.1 million of subscription funds, deposits increased $17.7 million during the quarter ended March 31, 2015 primarily due to $19.5 million, $13.5 million, and $12.7 million increases in non-interest bearing checking accounts, money market accounts, and saving accounts, respectively, partially offset by a $47.3 million decrease in municipal deposits and a $16.1 million decrease in time deposits, which was consistent with the planned run-off associated with our re-pricing of higher-cost, non-relationship-based accounts.

Stockholders’ equity increased $483.8 million, or 79.2%, to $1.09 billion at March 31, 2015 from $610.9 million at December 31, 2014.  The increase in stockholders’ equity was primarily due to net proceeds received in connection with the second-step conversion.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and March 31, 2014

General — For the three months ended March 31, 2015, net income was $5.3 million, or $0.07 per diluted share, compared to $2.5 million, or $0.03 per diluted share, for the three months ended March 31, 2014.

Net Interest Income — For the three months ended March 31, 2015, net interest income was $30.1 million, an increase of $603 thousand, or 2.0%, from the three months ended March 31, 2014. The increase in net interest income was primarily the result of an increase in the average balance of loans and investments, which offset the decline in yields, as well as a reduction in the average cost of liabilities due primarily to reductions in higher-cost time deposits and borrowings. Net interest income also included a special dividend of $370 thousand on our investment in the Federal Home Loan Bank, which benefitted the net interest margin by 3 basis points.  The net interest margin totaled 2.75% for the three months ended March 31, 2015 as compared to 2.79% for the three months ended December 31, 2014 and 2.82% for the same period in 2014. During the first quarter, we maintained high levels of cash as a result of the proceeds received from the second-step conversion which put pressure on net interest margin.  Late in the quarter we entered into a $200.1 million participation in a portfolio of multi-family loans.  We intend to hold high levels of cash until we can grow loans both organically and through loan purchases and participations.  We expect that the continued low interest rate environment will put pressure on the net interest margin in future periods but we are focused on growing our loan portfolio and improving our balance sheet mix to help stabilize our net interest margin.

Provision for Loan Losses — As a result of the improvement in our asset quality metrics and net recoveries recorded during the three months ended March 31, 2015, we recorded a $2.0 million negative provision for loan losses for the three months ended March 31, 2015 compared to recording a $1.5 million provision for loan losses for the three months ended March 31, 2014.  Non-performing loans, excluding government guaranteed student loans, decreased to $14.1 million at March 31, 2015, compared to $68.4 million at March 31, 2014.  The $34.0 million, or 70.7%, decrease from March 31, 2014 in non-performing loans, was a function of our continued work out of non-performing assets as well as $23.6 million of non-performing commercial loan sales during 2014.  Net recoveries during the three months ended March 31, 2015 were $490 thousand compared to net charge-offs of $3.1 million during the three months ended March 31, 2014.

At March 31, 2015, the Bank’s allowance for loan losses totaled $49.1 million, or 1.84% of total loans, compared to $54.1 million, or 2.32% of total loans at March 31, 2014.

Non-interest Income — Non-interest income was $5.6 million for both the three months ended March 31, 2015 and March 31, 2014. Service charges and other income increased $306 thousand during the three months ended March 31, 2015 compared to the same period a year ago primarily due to increases in foreign ATM fees.  This increase in non-interest income was offset by a $209 thousand decrease in the net gain on the sale of investment securities.

Non-interest Expense — For the three months ended March 31, 2015, non-interest expense totaled $30.5 million, a decrease of $743 thousand, or 2.4% from the three months ended March 31, 2014.  The decrease in non-interest expense was primarily due to a $1.3 million decrease in operating expenses related to the headquarters move in the first quarter of 2014, partially offset by a $431 thousand increase in marketing expense related to our current year initiatives to continue rebranding and drive future growth.

Income Taxes — For the three months ended March 31, 2015, we recorded a provision for income taxes of $2.0 million, reflecting an effective tax rate of 27.6% compared to a benefit for income taxes of $65 thousand, reflecting an effective tax benefit of 2.7% for the three months ended March 31, 2014. The increase in income tax expense and the effective tax rate was due to higher profitability levels for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The effective tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2015 and March 31, 2014. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended March 31,			Three Months Ended March 31,
	2015			2014
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$430,391	$269	0.25%	$304,284	$189	0.25%
Stock	8,833	460	20.78%	17,412	153	3.51%
Other Investment securities	1,495,047	7,948	2.13%	1,549,974	8,304	2.14%
Total Investment securities	1,934,271	8,677	1.79%	1,871,670	8,646	1.85%
Loans:
Real estate loans
Residential	676,032	7,324	4.33%	678,385	7,725	4.55%
Non-residential	650,686	7,463	4.59%	550,853	6,514	4.73%
Total real estate	1,326,718	14,787	4.46%	1,229,238	14,239	4.64%
Business loans	211,881	2,399	4.53%	276,674	3,186	4.61%
Shared National Credits	190,674	1,317	2.76%	57,174	388	2.71%
Small Business loans	92,218	1,212	5.26%	106,712	1,568	5.88%
Total Business & Small Business loans	494,773	4,928	3.99%	440,560	5,142	4.67%
Total Business loans	1,145,459	12,391	4.33%	991,413	11,656	4.70%
Personal loans	627,954	6,551	4.23%	649,802	7,077	4.42%
Total loans, net of discount	2,449,445	26,266	4.31%	2,319,600	26,458	4.58%
Total interest earning assets	4,383,716	$34,943	3.20%	4,191,270	$35,104	3.36%
Non-interest earning assets	350,035			349,154
Total assets	$4,733,751			$4,540,424
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,122,098	$964	0.35%	$1,131,997	$979	0.35%
Money market accounts	426,792	343	0.33%	445,960	350	0.32%
Demand deposits	796,491	383	0.20%	675,145	342	0.21%
Demand deposits - Municipals	145,307	40	0.11%	337,899	101	0.12%
Certificates of deposit	674,827	1,833	1.10%	728,496	2,001	1.11%
Total interest-bearing deposits	3,165,515	3,563	0.46%	3,319,497	3,773	0.46%
Borrowings	190,456	1,247	2.65%	250,439	1,801	2.92%
Total interest-bearing liabilities	3,355,971	4,810	0.58%	3,569,936	5,574	0.63%
Non-interest-bearing deposits	366,686			304,283
Other non-interest-bearing liabilities	73,908			50,656
Total liabilities	3,796,565			3,924,875
Total stockholders’ equity	937,186			615,549
Total liabilities and stockholders’ equity	$4,733,751			$4,540,424
Net interest income		$30,133			$29,530
Interest rate spread			2.62%			2.73%
Net interest margin			2.75%			2.82%
Average interest-earning assets to average interest-bearing liabilities			130.62%			117.40%

Asset Quality

Non-performing assets decreased $1.9 million to $39.6 million at March 31, 2015 from $41.5 million at December 31, 2014. The ratio of non-performing assets to total assets decreased to 0.83% at March 31, 2015 from 0.87% at December 31, 2014.

ASSET QUALITY INDICATORS

	March 31,	December 31,	March 31,
(Dollars in thousands)	2015	2014	2014

Non-performing assets:
Non-accruing loans	$14,112	$14,615	$48,127
Accruing government guaranteed student loans past due 90 days or more	24,072	25,296	20,236
Total non-performing loans	38,184	39,911	68,363

Real estate owned	1,406	1,578	4,039

Total non-performing assets	$39,590	$41,489	$72,402

Non-performing loans to total loans	1.43%	1.65%	2.94%
Non-performing assets to total assets	0.83%	0.87%	1.60%
Non-performing assets, excluding government guaranteed student loans, to total assets	0.33%	0.34%	1.15%
ALLL to total loans	1.84%	2.09%	2.32%
ALLL to non-performing loans	128.70%	126.92%	79.08%
ALLL to non-performing loans, excluding government guaranteed student loans	348.24%	346.59%	112.33%

* Non-accruing loans include $449 thousand, $1.1 million, and $15.8 million of troubled debt restructured loans (TDRs) as of March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $24.1 million and $25.3 million in government guaranteed student loans as of March 31, 2015 and December 31, 2014, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, and as a result, no specific valuation allowance was maintained at March 31, 2015 or December 31, 2014 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$1,348,100	$38,338	2.84%	$1,120,976	$38,623	3.45%
Residential	693,876	1,447	0.21%	668,068	1,960	0.29%
Consumer	623,985	8,809	1.41%	632,701	9,521	1.50%
Unallocated	—	550	—	—	550	—
Total	$2,665,961	$49,144	1.84%	$2,421,745	$50,654	2.09%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. Our methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; (2) a general valuation allowance on the remainder of the loan portfolio; and (3) an unallocated component.  Management established an unallocated reserve to cover uncertainties that the Company believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in the appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology; however, the evaluation has determined that the relative minor unallocated allowance has not had significant changes in recent years.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $24.1 million and $25.3 million in government guaranteed student loans at March 31, 2015 and December 31, 2014, respectively.

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

Commercial Loan Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $38.3 million at March 31, 2015 compared to $38.6 million at December 31, 2014. We experienced a decrease in commercial delinquencies and net charge-offs during the three months ended March 31, 2015, with net recoveries on commercial loans of $1.2 million for the three months ended March 31, 2015 compared to net charge-offs of $355 thousand for the three months ended December 31, 2014. The allowance for loan losses related to the commercial portfolio was 2.8% of commercial loans at March 31, 2015 compared to 3.4% of commercial loans at December 31, 2014.  The decrease is the commercial reserve percentage was due to a $227.1 million increase in commercial loans during the quarter ended March 31, 2015, primarily as a result of the previously discussed $200.1 million participation in a portfolio of multi-family loans.  We believe the commercial reserves are adequate given the decrease in delinquencies and the net recoveries experienced during the quarter ended March 31, 2015.

Residential Loans. The allowance for the residential loan portfolio was $1.5 million, or 0.21% of residential loans, at March 31, 2015 compared to $2.0 million, or 0.29% of residential loans, at December 31, 2014. Asset quality metrics on this portfolio continue to improve.  Our residential loan delinquencies decreased $602 thousand, or 10.7%, to $5.0 million at March 31, 2015 from $5.6 million at December 31, 2014 and net charge-offs decreased to $61 thousand, or 0.04%, for the three months ended March 31, 2015 compared to $182 thousand, or 0.12%, for the three months ended December 31, 2014.  We believe the balance of residential reserves was appropriate given the decrease in delinquencies and continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $8.8 million, or 1.4% of consumer loans, at March 31, 2015 compared to $9.5 million, or 1.5% of consumer loans, at December 31, 2014. Our consumer loan delinquencies (excluding government guaranteed student loans) decreased $1.4 million, or 23.1%, to $4.6 million at March 31, 2015 from $5.9 million at December 31, 2014 and net charge-offs remained consistent at $632 thousand, or 0.41%, for the three months ended March 31, 2015 compared to $657 thousand, or 0.42%, for the three months ended December 31, 2014.  We believe the balance of consumer reserves was appropriate given the decrease in delinquencies.

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

Liquidity, Contractual Obligations, Capital and Credit Management

Liquidity Management — Liquidity is the ability to meet current and future financial obligations of a short-term nature. The Bank’s primary investing activities are the origination and purchase of loans and the purchase of securities. The Bank’s primary sources of funds consist of deposits, loan repayments, maturities of and payments on investment securities and borrowings from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia.  While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposits and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

We regularly adjust our investments in liquid assets based upon our assessment of (1) expected loan demand, (2) expected deposit flows, (3) yields available on interest-earning deposits and securities, (4)

repayment of borrowings and (5) the objectives of our asset/liability management program. Excess liquid assets are invested generally in short to intermediate-term U.S. Government Sponsored Enterprise (“GSE”) obligations.

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. During the three months ended March 31, 2015, we raised $474.4 million of cash proceeds, net of offering costs, in connection with our second-step conversion.  We used a portion of that cash to fund a $200.1 million participation in a portfolio of multi-family loans and to fund the purchase of $21.0 million of residential real estate loans during the quarter. At March 31, 2015, cash and cash equivalents totaled $306.7 million, including overnight investments of $264.1 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $733.2 million at March 31, 2015. On March 31, 2015, we had $165.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $2.74 billion at March 31, 2015, compared to $3.20 billion at December 31, 2014. The decrease in core deposits was driven by $463.0 million of subscription funds held in an interest-bearing deposit account at December 31, 2014 in connection with the second-step conversion offering that were reclassified into stockholders’ equity in the first quarter of 2015. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. As of March 31, 2015 and December 31, 2014, aggregate wholesale funding totaled $306.2 million. In addition, at March 31, 2015, we had arrangements to borrow up to $1.2 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On March 31, 2015, we had $165.0 million of FHLB advances outstanding.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2015, Beneficial Bank had $29.3 million in loan commitments outstanding, which consisted of $23.5 million and $5.8 million in commercial and consumer commitments to fund loans, respectively, $189.3 million in commercial and consumer unused lines of credit, and $6.1 million in standby letters of credit.  Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2015 totaled $390.9 million, or 58.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at March 31, 2015:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed Funds	$190,392	$—	$165,000	$—	$25,392
Commitments to fund loans	29,323	29,323	—	—	—
Unused lines of credit	189,259	91,217	14,506	29,065	54,471
Standby letters of credit	6,129	4,497	599	20	1,013
Operating lease obligations	56,808	5,172	9,926	9,017	32,693
Total	$471,911	$130,209	$190,031	$38,102	$113,569

The Bank’s primary investing activities are the origination and purchase of loans and the purchase of securities. The Bank’s primary financing activities consist of activity in deposit accounts, repurchase agreements and FHLB advances. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our competitors and other factors. We generally manage the pricing of our deposits to be competitive. Occasionally, we offer promotional rates on certain deposit products to attract deposits.

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company has not paid any dividends to shareholders in the past.  The Company has repurchased shares of its common stock, although under current Federal Reserve Board regulations the Company is precluded from repurchasing its stock in the first year following its second-step conversion. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At March 31, 2015, the Company (stand-alone) had liquid assets of $242.3 million.  The majority of the cash held by the Company (stand-alone) as of March 31, 2015 includes net proceeds received in connection with the second-step conversion.

Capital Management — The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2015, the Bank exceeded all of our regulatory capital requirements and was considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of March 31, 2015, approximately 96.6% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at March 31, 2015, approximately 2.7% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s and/or S&P and approximately 0.7% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, FHLB stock and mutual funds.

Off-Balance Sheet Arrangements

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit.  See “Liquidity Management” for further discussion regarding loan commitments and unused lines of credit.

For the three months ended March 31, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Qualitative Aspects of Market Risk

Interest rate risk is defined as the exposure of current and future earnings and capital that arises from adverse movements in interest rates. Depending on a bank’s asset/liability structure, either rising or declining interest rates can negatively affect the institution’s financial condition and results of operations.  For example, a bank with predominantly long-term fixed-rate assets, and short-term liabilities could have an adverse earnings exposure to a rising rate environment.  Conversely, a short-term or variable-rate asset base funded by longer-term liabilities could be negatively affected by falling rates.  This is referred to as re-pricing or maturity mismatch risk.

Interest rate risk also arises from changes in the slope of the yield curve (yield curve risk); from imperfect correlations in the adjustment of rates earned and paid on different instruments with otherwise similar re-pricing characteristics (basis risk); and from interest rate related options imbedded in the bank’s assets and liabilities (option risk).

Our goal is to manage our interest rate risk by determining whether a given movement in interest rates affects our net income and the market value of our portfolio equity in a positive or negative way, and to execute strategies to maintain interest rate risk within established limits.

Quantitative Aspects of Market Risk

We view interest rate risk from two different perspectives. The traditional accounting perspective, which defines and measures interest rate risk as the change in net interest income and earnings caused by a change in interest rates, provides the best view of short-term interest rate risk exposure.  We also view interest rate risk from an economic perspective, which defines and measures interest rate risk as the change in the market value of portfolio equity caused by changes in the values of assets and liabilities, which have been caused by changes in interest rates. The market value of portfolio equity, also referred to as the economic value of equity, is defined as the present value of future cash flows from existing assets, minus the present value of future cash flows from existing liabilities.

These two perspectives give rise to income simulation and economic value simulation, each of which presents a unique picture of our risk from any movement in interest rates.  Income simulation identifies the timing and magnitude of changes in income resulting from changes in prevailing interest rates over a short-term time horizon (usually one year).  Economic value simulation captures more information and reflects the entire asset and liability maturity spectrum. Economic value simulation reflects the interest rate sensitivity of assets and liabilities in a more comprehensive fashion, reflecting all future time periods.  It can identify the quantity of interest rate risk as a function of the changes in the economic values of assets and liabilities, and the equity of the Company. Both types of simulation assist in identifying, measuring, monitoring and controlling interest rate risk and are employed by management to ensure that variations in interest rate risk exposure will be maintained within policy guidelines.

The Bank’s Asset/Liability Management Committee produces reports on a quarterly basis, which compare current baseline positions (no interest rate change) showing forecasted net income, the economic value of equity and the duration of individual asset and liability classes, and of equity. Duration is defined as the weighted average time to the receipt of the present value of future cash flows. These baseline forecasts are subjected to a series of interest rate changes in order to demonstrate or model the specific impact of the interest rate scenario tested on income, equity and duration.  The model, which incorporates all asset and liability rate information, simulates the effect of various interest rate movements on income and equity value. The reports identify and measure the interest rate risk exposure present in our current asset/liability structure.

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at March 31, 2015.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results.  While we believe such assumptions to be reasonable, there can be no assurance that assumed prepayment rates will approximate actual future mortgage-backed security, collateralized mortgage obligation and loan repayment activity. Further the computation does not reflect any actions that management may undertake in response to changes in interest rates. Management periodically reviews its rate assumptions based on existing and projected economic conditions.

As of March 31, 2015:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$104,889	$118,465	$122,374
% change	(11.46)%		3.30%

Economic Value at Risk:
Equity	$1,165,537	$1,258,417	$1,216,752
% change	(7.38)%		(3.31)%

As of March 31, 2015, based on the scenarios above, net interest income at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

The current historically low interest rate environment reduces the reliability of the measurement of a 200 basis point decline in interest rates, as such a decline would result in negative interest rates.  We have established an interest rate floor of zero percent for purposes of measuring interest rate risk. Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor.  In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

Overall, our March 31, 2015 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in routine legal proceedings in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2014.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2015.  The Company is no longer repurchasing shares due to the second-step stock offering.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31	—		—	—	—
February 1-28	—		—	—	—
March 1-31	23,787	(1)	$11.17	—	—

(1)         Represents shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plans, as payment of taxes due upon the vesting of the restricted awards.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of Beneficial Bancorp, Inc. (1)

3.2	Bylaws of Beneficial Bancorp, Inc. (1)

4.1	Stock Certificate of Beneficial Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: April 30, 2015	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: April 30, 2015	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)