Form 10-Q
period 2015-06-30
Beneficial Bancorp Inc.
filed 2015-07-30
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 30, 2015, there were 82,824,449 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)	June 30, 2015	December 31, 2014

ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$48,114	$40,684
Overnight Investments	238,189	493,331
Total cash and cash equivalents	286,303	534,015

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $681,819 and $748,858 at June 30, 2015 and December 31, 2014, respectively)	689,775	757,834
Held-to-maturity (estimated fair value of $745,602 and $731,589 at June 30, 2015 and December 31, 2014, respectively)	745,730	727,755
Federal Home Loan Bank stock, at cost	8,786	8,830
Total investment securities	1,444,291	1,494,419
LOANS:	2,708,508	2,421,745
Allowance for loan losses	(47,792)	(50,654)
Net loans	2,660,716	2,371,091
ACCRUED INTEREST RECEIVABLE	13,657	13,383
BANK PREMISES AND EQUIPMENT, Net	79,159	78,957
OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	64,647	63,349
Other intangibles	5,203	6,136
Other assets	60,550	68,199
Total other assets	252,373	259,657
TOTAL ASSETS	$4,736,499	$4,751,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$381,667	$369,683
Interest-bearing deposits	2,993,464	3,510,026
Total deposits	3,375,131	3,879,709

Borrowed funds	190,396	190,388
Other liabilities	69,162	70,531
Total liabilities	3,634,689	4,140,628

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of June 30, 2015 and December 31, 2014	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 82,850,317 and 90,809,621 issued and 82,820,428 and 82,698,392 outstanding, as of June 30, 2015 and December 31, 2014, respectively	829	826
Additional paid-in capital	784,587	362,685
Unearned common stock held by employee savings and stock ownership plan	(33,248)	(14,306)
Retained earnings (partially restricted)	372,364	360,058
Accumulated other comprehensive loss	(22,382)	(22,663)
Treasury Stock at cost, 29,889 shares and 8,111,229 shares at June 30, 2015 and December 31, 2014, respectively	(340)	(75,706)
Total stockholders’ equity	1,101,810	610,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,736,499	$4,751,522

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share amounts)	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$28,196	$26,202	$54,461	$52,660
Interest on overnight investments	157	190	426	379
Interest and dividends on investment securities:
Taxable	7,215	7,736	15,126	15,530
Tax-exempt	394	658	892	1,321
Total interest income	35,962	34,786	70,905	69,890

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	381	422	805	865
Money market and savings deposits	1,334	1,349	2,641	2,678
Time deposits	1,762	1,988	3,595	3,989
Total	3,477	3,759	7,041	7,532
Interest on borrowed funds	1,261	1,810	2,508	3,611
Total interest expense	4,738	5,569	9,549	11,143
Net interest income	31,224	29,217	61,356	58,747
Provision for loan losses	(1,600)	250	(3,600)	1,750
Net interest income after provision for loan losses	32,824	28,967	64,956	56,997

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,486	1,609	3,472	3,690
Service charges and other income	5,425	4,503	8,932	7,705
Mortgage banking income	267	115	394	240
Net (loss) gain on sale of investment securities	(4)	94	(9)	297
Total non-interest income	7,174	6,321	12,789	11,932

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,845	14,783	31,337	29,793
Occupancy expense	2,211	2,436	5,008	6,054
Depreciation, amortization and maintenance	2,174	2,117	4,475	4,594
Marketing expense	1,148	736	2,464	1,621
Intangible amortization expense	467	467	933	934
FDIC Insurance	512	805	1,060	1,588
Professional fees	1,297	1,034	2,852	2,389
Classified loan and other real estate owned related expense	799	627	1,091	969
Other	5,542	6,205	11,265	12,502
Total non-interest expense	29,995	29,210	60,485	60,444

Income before income taxes	10,003	6,078	17,260	8,485
Income tax expense	2,948	1,502	4,954	1,437
NET INCOME	$7,055	$4,576	$12,306	$7,048

EARNINGS PER SHARE — Basic	$0.09	$0.06	$0.16	$0.09
EARNINGS PER SHARE — Diluted	$0.09	$0.06	$0.16	$0.09

Average common shares outstanding — Basic	78,374,704	80,907,413	78,414,226	81,280,507
Average common shares outstanding — Diluted	79,058,474	81,603,832	79,067,396	81,939,284

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2015	2014

Net Income	$12,306	$7,048
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities arising during the period (net of deferred tax of $377 and $6,765 for the six months ended June 30, 2015 and 2014, respectively)	(652)	11,644
Unrealized losses on available-for sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the six months ended June 30, 2014)	—	(3,426)
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $153 and $109 for the six months ended June 30, 2015 and 2014, respectively)	265	189
Reclassification adjustment for net losses (gains) on available for sale securities included in net income (net of tax of $3 and $109 for the six months ended June 30, 2015 and 2014, respectively)	6	(188)
Defined benefit pension plans:
Pension gains, other postretirement and postemployment benefit plan adjustments (net of tax of $490 and $265 for the six months ended June 30, 2015 and 2014, respectively)	662	268
Total other comprehensive income	281	8,487
Comprehensive income	$12,587	$15,535

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2015	90,809,621	$826	$362,685	$(14,306)	$360,058	$(75,706)	$(22,663)	$610,894
Net Income					12,306			12,306
KSOP shares committed to be released			337	1,211				1,548
Stock option expense			816					816
Restricted stock expense			613					613
Stock options exercised	137,644	2	1,292					1,292
Purchase of treasury stock*						(340)		(340)
Net unrealized losses on AFS securities arising during the period (net of deferred tax of $377)							(652)	(652)
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $153)							265	265
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $3)							6	6
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $490)							662	662
Second-step conversion and stock offering:
Beneficial Mutual Savings Bank MHC shares sold in public offering, including 2,015,352 shares purchased by the ESOP, net of offering costs	50,383,817	1	494,550	(20,153)				474,400
Retirement of MHC shares	(50,367,473)
Fractional shares resulting from conversion of existing shares at 1.0999 exchange ratio	(2,063)
Treasury stock retired	(8,111,229)		(75,706)			75,706
BALANCE, JUNE 30, 2015	82,850,317	$829	$784,587	$(33,248)	$372,364	$(340)	$(22,382)	$1,101,810

* Represents shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plans, as payment of taxes due upon the vesting of the restricted awards.

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(Dollars in thousands)	2015	2014
OPERATING ACTIVITIES:
Net income	$12,306	$7,048
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	(3,600)	1,750
Depreciation and amortization	3,018	3,092
Intangible amortization	933	934
Net loss (gain) on sale of investments	9	(297)
Accretion of discount on investments	(280)	(210)
Amortization of premium on investments	3,076	2,880
Gain on sale of loans	(175)	(103)
Deferred income taxes	—	2,212
Net loss from disposition of premises and equipment	8	26
Proceeds from sale of fixed assets held for sale	(83)	—
Other real estate impairment	4	376
Net gain on sale of other real estate	(117)	(995)
Amortization of KSOP	1,548	1,142
Increase in bank owned life insurance	(1,298)	(636)
Stock based compensation	1,429	1,266
Origination of loans held for sale	(11,171)	(6,162)
Proceeds from sale of loans	9,955	17,065
Changes in assets and liabilities:
Accrued interest receivable	(274)	603
Accrued interest payable	(62)	(122)
Income taxes receivable	3,987	1,632
Other liabilities	(156)	6
Other assets	(4,053)	273
Net cash provided by operating activities	15,004	31,780
INVESTING ACTIVITIES:
Loans originated or acquired	(575,349)	(332,839)
Principal repayment on loans	290,591	289,431
Purchases of investment securities available for sale	(4,985)	(30,999)
Proceeds from sales of investment securities available for sale	—	3,088
Proceeds from maturities, calls or repayments of investment securities available for sale	70,926	67,075
Purchases of investment securities held to maturity	(70,247)	—
Proceeds from maturities, calls or repayments of investment securities held to maturity	51,205	36,144
Net (purchases) proceeds from sales of money market and mutual funds	(220)	13,711
Redemption of Federal Home Loan Bank stock	44	1,811
Proceeds from sale other real estate owned	462	4,778
Purchases of premises and equipment	(3,245)	(10,515)
Proceeds from sale of premises and equipment	17	24
Cash used in other investing activities	(386)	(232)
Net cash (used in) provided by investing activities	(241,187)	41,477
FINANCING ACTIVITIES:
Increase in borrowed funds	6,000	6,000
Repayment of borrowed funds	(5,992)	(5,991)
Net increase (decrease) in checking, savings and demand accounts	4,324	(127,345)
Net decrease in time deposits	(26,813)	(27,206)
Proceeds from the exercise of stock options	1,292	2,050
Purchase of treasury stock	(340)	(22,480)
Net cash used in financing activities	(21,529)	(174,972)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(247,712)	(101,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	534,015	355,683
CASH AND CASH EQUIVALENTS, END OF PERIOD	$286,303	$253,968
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$9,611	$11,265
Cash payments (refunds) for income taxes	969	(2,410)
Transfers of loans to other real estate owned	125	306
Transfers of securities at fair value from available for sale to held to maturity		152,200
Transfers of bank branches to fixed assets held for sale		36
Loans transferred from held in portfolio to held for sale		6,270
Issuance of common stock funded by stock subscriptions received prior to January 1, 2015, net of offering costs	474,398	—

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 26, 2015.  The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Bank (the “Bank”), the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) BSB Union Corporation, a leasing company. Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated.

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

NOTE 2 — NATURE OF OPERATIONS

The Company is a Maryland corporation that was incorporated in August 2014 to be the successor to Beneficial Mutual Bancorp, Inc. (“Beneficial Mutual Bancorp”) upon completion of the second-step conversion of the Bank from the two-tier mutual holding company structure to the stock holding company structure. Beneficial Savings Bank MHC was the former mutual holding company for Beneficial Mutual Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, each of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp ceased to exist. The second-step conversion was completed on January 12, 2015, at which time the Company sold, for gross proceeds of $503.8 million, a total of 50,383,817 shares of common stock at $10.00 per share, including 2,015,352 shares purchased by the Bank’s employee savings and stock ownership plan. As part of the second-step conversion, each of the existing 29,394,417 outstanding shares of Beneficial Mutual Bancorp common stock owned by persons other than Beneficial Savings Bank MHC was converted into 1.0999 of a share of Company common stock. As a result of the second-step conversion, all share information prior to January 12, 2015 has been subsequently revised to reflect the 1.0999 exchange ratio.

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

NOTE 3 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2015 and June 30, 2014.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2015	$2,711	$(25,374)	$(22,663)
Changes in other comprehensive loss before reclassifications:
Unrealized holding losses on AFS securities	(652)	—	(652)
Accretion of unrealized losses on AFS securities transferred to HTM	265	—	265
Amount reclassified from accumulated other comprehensive loss	6	662	668
Net current-period other comprehensive income	(381)	662	281
Ending balance, June 30, 2015	$2,330	$(24,712)	$(22,382)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2014	$(5,078)	$(16,276)	$(21,354)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	11,644	—	11,644
Unrealized losses on AFS securities transferred to HTM	(3,426)	—	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM	189	—	189
Amount reclassified from accumulated other comprehensive loss	(188)	268	80
Net current-period other comprehensive income	8,219	268	8,487
Ending balance, June 30, 2014	$3,141	$(16,008)	$(12,867)

The following tables present reclassifications out of AOCI by component for the six months ended June 30, 2015 and June 30, 2014:

For the Six Months Ended June 30, 2015

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$9		Net loss on sale of investment securities
	(3)		Income tax benefit
	$6		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(259	)(1)	Other non-interest expense
Net recognized actuarial losses	1,411	(1)	Other non-interest expense
	$1,152		Total before tax
	(490)		Income tax benefit
	$662		Net of tax

(1)              These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 13 - Pension and Other Postretirement Benefits for additional details.

For the Six Months Ended June 30, 2014

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(297)		Net gain on sale of investment securities
	109		Income tax expense
	$(188)		Net of tax
Amortization of defined benefit pension items
Transition obligation	$82	(1)	Other non-interest expense
Prior service costs	(263	)(1)	Other non-interest expense
Net recognized actuarial losses	714	(1)	Other non-interest expense
	$533		Total before tax
	(265)		Income tax benefit
	$268		Net of tax

(1)              These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 13 - Pension and Other Postretirement Benefits for additional details.

NOTE 4 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 14 for further discussion of stock grants.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2015	2014	2015	2014

Basic and diluted earnings per share:
Net income	$7,055	$4,576	$12,306	$7,048
Basic average common shares outstanding	78,374,704	80,907,413	78,414,226	81,280,507
Effect of dilutive securities	683,770	696,419	653,170	658,777
Dilutive average shares outstanding	79,058,474	81,603,832	79,067,396	81,939,284
Net earnings per share
Basic	$0.09	$0.06	$0.16	$0.09
Diluted	$0.09	$0.06	$0.16	$0.09

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three and six months ended June 30, 2015, there were 861,961 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the three and six months ended June 30, 2014 there were 741,882 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.  As a result of the second-step conversion, the share and per share information for the 2014 periods have been adjusted to reflect the 1.0999 exchange ratio.

NOTE 5 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$7,293	$57	$—	$7,350
GNMA guaranteed mortgage certificates	4,737	181	—	4,918
GSE mortgage-backed securities	591,450	8,072	1,850	597,672
GSE collateralized mortgage obligations	38,365	53	187	38,231
Municipal bonds	31,319	1,605	—	32,924
Corporate securities	4,986	59	—	5,045
Money market and mutual funds	3,669	—	34	3,635

Total	$681,819	$10,027	$2,071	$689,775

	June 30, 2015
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$699,907	$4,701	$5,319	$699,289
GSE collateralized mortgage obligations	42,953	557	183	43,327
Municipal bonds	870	80	—	950
Foreign bonds	2,000	36	—	2,036

Total	$745,730	$5,374	$5,502	$745,602

	December 31, 2014
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$8,538	$76	$—	$8,614
Ginnie Mae guaranteed mortgage certificates	5,038	194	—	5,232
GSE mortgage-backed securities	641,952	9,981	2,985	648,948
Collateralized mortgage obligations	45,494	59	283	45,270
Municipal bonds	44,378	1,986	—	46,364
Money market, mutual funds and certificates of deposit	3,458	—	52	3,406

Total	$748,858	$12,296	$3,320	$757,834

	December 31, 2014
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$677,501	$6,202	$2,507	$681,196
Collateralized mortgage obligations	47,384	264	227	47,421
Municipal bonds	870	91	—	961
Foreign bonds	2,000	11	—	2,011

Total	$727,755	$6,568	$2,734	$731,589

During the six months ended June 30, 2015, the Bank sold $180 thousand of money market and mutual funds that resulted in a loss of $9 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	At June 30, 2015
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$521,193	$5,037	$206,180	$2,132	$727,373	$7,169
Collateralized mortgage obligations	17	1	42,764	369	42,781	370
Subtotal, debt securities	$521,210	$5,038	$248,944	$2,501	$770,154	$7,539
Mutual Funds	—	—	727	34	727	34
Total temporarily impaired securities	$521,210	$5,038	$249,671	$2,535	$770,881	$7,573

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$38,246	$200	$396,600	$5,292	$434,846	$5,492
Collateralized mortgage obligations	31,990	170	22,881	340	54,871	510
Subtotal, debt securities	$70,236	$370	$419,481	$5,632	$489,717	$6,002
Mutual Funds	—	—	896	52	896	52
Total temporarily impaired securities	$70,236	$370	$420,377	$5,684	$490,613	$6,054

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $7.2 million related to its GSE mortgage-backed securities as of June 30, 2015.  Additionally, the Company had an unrealized loss of $370 thousand on GSE collateralized mortgage obligations and an unrealized loss of $34 thousand on mutual funds as of June 30, 2015.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.0% as of June 30, 2015.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.0% as of June 30, 2015. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2015.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 0.9% as of June 30, 2015. The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 0.3% as of June 30, 2015. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2015.

The following table sets forth the stated maturities of the investment securities at June 30, 2015 and December 31, 2014. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	June 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$352	$354	$347	$352
Due after one year through five years	4,685	4,865	8,268	8,531
Due after five years through ten years	23,515	24,152	28,870	29,666
Due after ten years	15,046	15,948	15,431	16,429
Mortgage-backed securities	634,552	640,821	692,484	699,450
Money market and mutual funds	3,669	3,635	3,458	3,406

Total	$681,819	$689,775	$748,858	$757,834

Held-to-maturity:
Due in one year or less	$120	$121	$1,620	$1,623
Due after one year through five years	2,495	2,571	995	1,052
Due after five years through ten years	255	294	255	297
Due after ten years	—	—	—	—
Mortgage-backed securities	742,860	742,616	724,885	728,617

Total	$745,730	$745,602	$727,755	$731,589

At June 30, 2015 and December 31, 2014, $89.6 million and $127.1 million, respectively, of securities were pledged to secure municipal deposits.  At June 30, 2015 and December 31, 2014, the Company had $380 thousand and $317 thousand, respectively, of securities pledged as collateral on interest rate swaps.

At June 30, 2015 and December 31, 2014, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $8.8 million.  The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at June 30, 2015 and believes its holdings in the stock are ultimately recoverable at par.

NOTE 6 — LOANS

Loans at June 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial:
Commercial real estate	$831,831	$609,646
Commercial business loans	477,385	442,190
Commercial construction	65,765	69,140
Total commercial loans	1,374,981	1,120,976
Residential:
Residential real estate	711,213	667,800
Residential construction	262	268
Total residential loans	711,475	668,068

Consumer loans:
Home equity & lines of credit	226,706	227,055
Personal	24,583	28,668
Education	189,409	195,185
Automobile	181,354	181,793
Total consumer loans	622,052	632,701
Total loans	2,708,508	2,421,745

Allowance for losses	(47,792)	(50,654)
Loans, net	$2,660,716	$2,371,091

As of June 30, 2015, commercial real estate loans include a $200.1 million participation in a portfolio of multi-family loans that was entered into during the first quarter of 2015.  The Company also purchased $35.4 million of residential real estate loans during the six months ended June 30, 2015. These loans all met the Company’s underwriting standards and are secured by real estate located within the Company’s market area.

Included in the balance of residential loans are approximately $1.4 million and $1.5 million of loans held for sale at June 30, 2015 and December 31, 2014, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.  For the three and six months ended June 30, 2015, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $4.3 million and $9.8 million, respectively, and recorded mortgage banking income of approximately $267 thousand and $394 thousand, respectively.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks.  Included in the shared national credit portfolio are purchased participations and assignments in leveraged lending transactions.  Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt.  When considering a participation in the leveraged lending market, the Company will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets.  The Company actively monitors the secondary market for these types of loans to ensure that it maintains flexibility to sell such loans in the event of deteriorating credit quality.  To further minimize risk and based on our current capital levels and loan portfolio, the Company has limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30% of the leveraged lending limit. The Company may reevaluate these limits in future periods.

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At June 30, 2015, shared national credits totaled $216.8 million, which included $131.1 million of leveraged lending transactions. All of these loans were classified as pass rated as of June 30, 2015 as all payments are current and the loans are performing in accordance with their contractual terms.

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

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at June 30, 2015 or December 31, 2014.

The summary activity in the allowance for loan losses for all portfolios for the six months ended June 30, 2015 and 2014, and for the year ended December 31, 2014, is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
(Dollars in thousands)	2015	2014	2014

Balance, beginning of year	$50,654	$55,649	$55,649
Provision for loan losses	(3,600)	1,750	200
Charge-offs	(2,502)	(8,506)	(14,529)
Recoveries	3,240	3,731	9,334

Balance, end of period	$47,792	$52,624	$50,654

The following table sets forth the activity in the allowance for loan losses by portfolio for the six months ended June 30, 2015 and the year ended December 31, 2014:

	COMMERCIAL			RESIDENTIAL		CONSUMER
June 30, 2015 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654
Charge-offs	(320)	(637)	—	(107)	—	(239)	(239)	(39)	(921)	—	(2,502)
Recoveries	303	2,170	57	15	—	102	94	—	499	—	3,240
Provision (credit)	1,412	(4,741)	(912)	(349)	—	25	(299)	25	1,312	(73)	(3,600)
Allowance ending balance	$19,411	$15,056	$1,488	$1,519	$—	$2,557	$1,513	$271	$5,500	$477	$47,792

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	19,411	15,056	1,488	1,519	—	2,557	1,513	271	5,500	477	47,792
Total Allowance	$19,411	$15,056	$1,488	$1,519	$—	$2,557	$1,513	$271	$5,500	$477	$47,792

Loans receivable:
Ending balance
Individually evaluated for impairment	$18,002	$3,514	$207	$11,103	$262	$2,117	$10	$—	$—	$—	$35,215
Collectively evaluated for impairment	813,829	473,871	65,558	700,110	—	224,589	24,573	189,409	181,354	—	2,673,293
Total Portfolio	$831,831	$477,385	$65,765	$711,213	$262	$226,706	$24,583	$189,409	$181,354	$—	$2,708,508

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2014 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649
Charge-offs	(5,804)	(5,338)	—	(702)	—	(180)	(724)	(99)	(1,682)	—	(14,529)
Recoveries	3,112	4,499	733	88	—	198	103	—	601	—	9,334
Provision (credit)	(1,381)	(198)	(1,578)	374	—	(482)	(109)	78	3,496	—	200
Allowance ending balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	18,016	18,264	2,343	1,960	—	2,669	1,957	285	4,610	550	50,654
Total Allowance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,984	$4,172	$1,419	$12,003	$268	$2,184	$122	$—	$—	$—	$38,152
Collectively evaluated for impairment	591,662	438,018	67,721	655,797	—	224,871	28,546	195,185	181,793	—	2,383,593
Total Portfolio	$609,646	$442,190	$69,140	$667,800	$268	$227,055	$28,668	$195,185	$181,793	$—	$2,421,745

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at June 30, 2015 and December 31, 2014:

Commercial and Residential Loans

Credit Risk Internally Assigned

	June 30, 2015
	Commercial		Commercial		Commercial		Residential		Residential
(Dollars in thousands)	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$812,418	98%	$446,328	93%	$65,558	100%	$706,393	99%	$132	50%	$2,030,829	97%
Special Mention	7,470	1%	12,894	3%	—	—%	—	—%	—	—%	20,364	1%
Substandard	11,943	1%	18,163	4%	207	—%	4,820	1%	130	50%	35,263	2%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$831,831	100%	$477,385	100%	$65,765	100%	$711,213	100%	$262	100%	$2,086,456	100%

	December 31, 2014
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$579,847	95%	$419,316	95%	$66,191	96%	$662,394	99%	$138	51%	$1,727,886	97%
Special Mention	13,795	2%	5,628	1%	—	—%	—	—%	—	—%	19,423	1%
Substandard	16,004	3%	17,246	4%	2,949	4%	5,406	1%	130	49%	41,735	2%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$609,646	100%	$442,190	100%	$69,140	100%	$667,800	100%	$268	100%	$1,789,044	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.

The following tables set forth the consumer loan risk profile based on payment activity as of June 30, 2015 and December 31, 2014:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

	June 30, 2015
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$224,973	99%	$24,583	100%	$163,949	87%	$181,354	100%	$594,859	96%
Non-performing	1,733	1%	—	—%	25,460	13%	—	—%	27,193	4%
Total	$226,706	100%	$24,583	100%	$189,409	100%	$181,354	100%	$622,052	100%

	December 31, 2014
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$225,197	99%	$28,557	100%	$169,889	87%	$181,793	100%	$605,436	96%
Non-performing	1,858	1%	111	—%	25,296	13%	—	—%	27,265	4%
Total	$227,055	100%	$28,668	100%	$195,185	100%	$181,793	100%	$632,701	100%

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of June 30, 2015

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$792	4%	$—	—%	$821	3%	$1,613	3%	$830,218	31%	$831,831	31%	$—	$1,912	15%
Commercial business loans	1,262	6%	—	—%	418	1%	1,680	3%	475,705	18%	477,385	18%	—	1,114	9%
Commercial construction	—	—%	—	—%	207	1%	207	—%	65,558	2%	65,765	2%	—	207	2%
Total commercial	$2,054	10%	$—	—%	$1,446	5%	$3,500	6%	$1,371,481	51%	$1,374,981	51%	$—	$3,233	26%

Residential:
Residential real estate	$1,871	9%	$144	1%	$3,330	11%	$5,345	8%	$705,868	27%	$711,213	26%	$—	$7,584	59%
Residential construction	—	—%	—	—%	262	1%	262	0%	—	—%	262	—%	—	262	2%
Total residential	$1,871	9%	$144	1%	$3,592	12%	$5,607	8%	$705,868	27%	$711,475	26%	$—	$7,846	61%

Consumer loans:
Home equity & lines of credit	$819	4%	$211	2%	$1,026	3%	$2,056	3%	$224,650	8%	$226,706	8%	$—	$1,733	13%
Personal	138	1%	31	—%	—	—%	169	—%	24,414	1%	24,583	1%	—	—	—%
Education	13,737	64%	9,787	95%	25,460	80%	48,984	79%	140,425	6%	189,409	7%	—	—	—%
Automobile	2,544	12%	206	2%	—	—%	2,750	4%	178,604	7%	181,354	7%	—	—	—%
Total consumer	$17,238	81%	$10,235	99%	$26,486	83%	$53,959	86%	$568,093	22%	$622,052	23%	$—	$1,733	13%

Total	$21,163	100%	$10,379	100%	$31,524	100%	$63,066	100%	$2,645,442	100%	$2,708,508	100%	$—	$12,812	100%

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2014

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$202	1%	$—	—%	$966	3%	$1,168	2%	$608,478	26%	$609,646	25%	$—	$1,721	12%
Commercial business loans	755	4%	—	—%	1,012	3%	1,767	3%	440,423	18%	442,190	18%	—	1,755	12%
Commercial construction	—	—%	—	—%	402	1%	402	1%	68,738	3%	69,140	3%	—	402	3%
Total commercial	$957	5%	$—	—%	$2,380	7%	$3,337	6%	$1,117,639	47%	$1,120,976	46%	$—	$3,878	27%

Residential:
Residential real estate	$1,843	8%	$356	3%	$3,414	11%	$5,613	9%	$662,187	28%	$667,800	28%	$—	$8,500	58%
Residential construction	—	—%	—	—%	268	1%	268	—%	—	—%	268	—%	—	268	2%
Total residential	$1,843	8%	$356	3%	$3,682	12%	$5,881	9%	$662,187	28%	$668,068	28%	$—	$8,768	60%

Consumer loans:
Home equity & lines of credit	$755	4%	$635	6%	$979	3%	$2,369	3%	$224,686	10%	$227,055	9%	$—	$1,858	12%
Personal	308	1%	134	1%	—	—%	442	1%	28,226	1%	28,668	1%	—	111	1%
Education	14,743	69%	8,918	85%	25,296	78%	48,957	76%	146,228	6%	195,185	8%	25,296	—	—%
Automobile	2,811	13%	481	5%	—	—%	3,292	5%	178,501	8%	181,793	8%	—	—	—%
Total consumer	$18,617	87%	$10,168	97%	$26,275	81%	$55,060	85%	$577,641	25%	$632,701	26%	$25,296	$1,969	13%

Total	$21,417	100%	$10,524	100%	$32,337	100%	$64,278	100%	$2,357,467	100%	$2,421,745	100%	$25,296	$14,615	100%

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of June 30, 2015 and 2014.  The Company had one accruing TDR in the amount of $151 thousand that was modified during the six months ended June 30, 2015.

	June 30,		June 30,
	2015		2014
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	2	$821	3	$1,012
Commercial business loans	—	—	2	3,673
Commercial construction	—	—	2	725
Total commercial	2	821	7	5,410

Residential:
Residential real estate	3	365	2	129
Residential construction	—	—	—	—
Total real estate loans	3	365	2	129

Consumer loans:
Home equity & lines of credit	1	221	3	447
Automobile	—	—	1	15
Total consumer loans	1	221	4	462
Total loans	6	$1,407	13	$6,001

The following tables summarize information about TDRs as of and for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30, 2015
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	3	$972
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	3	972
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	3	1,292
Outstanding principal balance immediately after modification	3	972
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	6	1,407
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	2	821

For the Six Months Ended June 30, 2014
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	8	2,789
Outstanding principal balance at period end	13	6,001
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	3	1,534

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

Components of Impaired Loans

Impaired Loans

Year to date June 30, 2015

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,912	$1,977	$—	$1,788	$—	$—
Commercial Business	1,114	1,448	—	1,862	—	—
Commercial Construction	207	207	—	429	—	—
Residential Real Estate	7,735	8,291	—	8,263	—	—
Residential Construction	262	470	—	265	—	—
Home Equity and Lines of Credit	1,733	1,743	—	1,737	—	—
Personal	—	—	—	18	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	1	—	—
Total Impaired Loans:	$12,963	$14,136	$—	$14,363	$—	$—

Commercial	$3,233	$3,632	$—	$4,079	$—	$—
Residential	7,997	8,761	—	8,528	—	—
Consumer	1,733	1,743	—	1,756	—	—
Total	$12,963	$14,136	$—	$14,363	$—	$—

The impaired loans table above includes a $151 thousand accruing TDR that was modified during the six months ended June 30, 2015 and is performing in accordance with its modified terms.

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

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at June 30, 2015. Interest income that would have been recorded for the six months ended June 30, 2015, had impaired loans been current according to their original terms, amounted to $424 thousand.

Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at June 30, 2015 and December 31, 2014 amounted to $38.3 million and $39.9 million, respectively, and included $25.5 million and $25.3 million, respectively, of government guaranteed student loans.

NOTE 7 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial Corp., FMS Financial Corporation, CLA Agency, Inc. and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The other intangibles are amortizing intangibles, which primarily consist of core deposit intangibles, which are amortized over an estimated useful life of ten years. As of June 30, 2015, the core deposit intangibles net of accumulated amortization totaled $3.2 million. The remaining balance of other amortizing intangibles includes a customer list intangible amortized over a remaining estimated useful life of six years.

Goodwill and other intangibles at June 30, 2015 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2015	$121,973	$6,136
Additions	—	—
Amortization	—	(933)
Balance at June 30, 2015	$121,973	$5,203

During 2014, management reviewed qualitative factors for the Bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2013. Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2014. As it relates to Beneficial Insurance Services, LLC, the Company performed an impairment test which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2014. During the six months ended June 30, 2015, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 8 — OTHER ASSETS

The following table provides selected information on other assets at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
(Dollars in thousands)	2015	2014
Investments in affordable housing and other partnerships	$10,113	$10,131
Prepaid assets	2,775	2,197
Net deferred tax assets	43,416	43,685
Other real estate	1,359	1,578
Fixed assets held for sale	179	391
Mortgage servicing rights	1,412	1,403
All other assets	1,296	8,814
Total other assets	$60,550	$68,199

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

NOTE 9 — DEPOSITS

Deposits consisted of the following major classifications at June 30, 2015 and December 31, 2014:

	June 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2015	Deposits	2014	Deposits

Non-interest bearing deposits	$381,667	11.3%	$369,683	9.5%
Interest-earning checking accounts	659,645	19.5%	632,345	16.3%
Stock subscription proceeds deposited in interest bearing account (1)	—	—	463,036	11.9%
Municipal checking accounts	108,604	3.2%	179,439	4.6%
Money market accounts	422,916	12.5%	424,789	11.0%
Savings accounts	1,145,543	34.0%	1,126,848	29.1%
Certificates of deposit	656,756	19.5%	683,569	17.6%
Total deposits	$3,375,131	100.0%	$3,879,709	100.0%

(1)         Additional stock subscription proceeds of $19.1 million were held in escrow in various deposit accounts at December 31, 2014.

NOTE 10 — BORROWED FUNDS

Borrowed funds at June 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
FHLB advances	$165,000	$165,000
Statutory trust debenture	25,396	25,388
Total borrowed funds	$190,396	$190,388

The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At June 30, 2015 and December 31, 2014, loans in the amount of $217.1 million and $237.8 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

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

As of June 30, 2015, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s Regulatory Capital Requirements as of June 30, 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2015:
Tier 1 Leverage (to average assets)	$1,016,523	22.07%	$184,203	4.00%	$230,254	5.00%

Common Equity Tier 1 Capital (to risk weighted assets)	996,520	38.35%	116,924	4.50%	168,890	6.50%
Tier 1 Capital (to risk weighted assets)	1,016,523	39.12%	155,899	6.00%	207,865	8.00%
Total Capital (to risk weighted assets)	1,049,261	40.38%	207,865	8.00%	259,831	10.00%

The following table summarizes the Bank’s Regulatory Capital Requirements as of June 30, 2015 and December 31, 2014:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2015:
Tier 1 Leverage (to average assets)	$764,570	16.62%	$184,043	4.00%	$230,053	5.00%

Common Equity Tier 1 Capital (to risk weighted assets)	764,570	29.48%	116,716	4.50%	168,590	6.50%
Tier 1 Capital (to risk weighted assets)	764,570	29.48%	155,622	6.00%	207,495	8.00%
Total Capital (to risk weighted assets)	797,250	30.74%	207,495	8.00%	259,369	10.00%

As of December 31, 2014:
Tier 1 Capital (to average assets)	$480,795	11.05%	$130,520	3.00%	$217,534	5.00%
Tier 1 Capital (to risk weighted assets)	480,795	21.17%	90,842	4.00%	136,262	6.00%
Total Capital (to risk weighted assets)	509,460	22.43%	181,683	8.00%	227,104	10.00%

NOTE 12 — INCOME TAXES

For the three months ended June 30, 2015, we recorded a provision for income taxes of $3.0 million, reflecting an effective tax rate of 29.5%, compared to a provision for income taxes of $1.5 million, reflecting an effective tax benefit of 24.7%, for the three months ended June 30, 2014.  For the six months ended June 30, 2015, the Company recorded a provision for income taxes of $5.0 million, reflecting an effective tax benefit of 28.7% compared to a provision for income taxes of $1.4 million, reflecting an effective tax rate of 16.9% for the six months ended June 30, 2014. The increase in income tax expense and the effective tax rate during these periods is due to higher profitability levels for the three and six months ended June 30, 2015 as compared to the same periods in 2014.

The effective income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships. Tax-exempt income, state and local income taxes and federal income tax credits (reduced) increased the effective tax rates by (3.6%), 2.5% and (3.7%) in the effective income tax rate calculation as of June 30, 2015, respectively, and (9.8%), 2.2% and (8.0%) in the effective income tax rate calculation as of June 30, 2014, respectively.

As of June 30, 2015, the Company had net deferred tax assets totaling $43.4 million. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established. The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as June 30, 2015. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Service cost	$—	$—	$43	$19
Interest cost	958	950	214	210
Expected return on assets	(1,655)	(1,516)	—	—
Amortization of loss	616	320	90	1
Amortization of prior service cost	—	—	(129)	(131)
Amortization of transition obligation	—	—	—	41
Net periodic pension (benefit) cost	$(81)	$(246)	$218	$140

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$—	$—	$87	$64
Interest cost	1,916	1,910	429	450
Expected return on assets	(3,310)	(3,028)	—	—
Amortization of loss	1,231	671	180	43
Amortization of prior service cost	—	—	(259)	(263)
Amortization of transition obligation	—	—	—	82
Net periodic pension (benefit) cost	$(163)	$(447)	$437	$376

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,773,463 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company funded the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of June 30, 2015, 926,558 shares were fully vested and 491,723 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.  As a result of the second-step conversion, the 2014 period shares disclosed in this footnote were adjusted to reflect the 1.0999 exchange ratio.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and six months ended June 30, 2015 was $340 thousand and $613 thousand, respectively, as compared to $287 thousand and $501 thousand, respectively, for the three and six months ended June 30, 2014.

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2015:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2015	534,738	$8.89
Issued	238,900	11.41
Vested	(108,327)	8.33
Forfeited	(46,211)	8.48
Non-vested Stock Awards outstanding, June 30, 2015	619,100	10.00

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2014:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2014	566,668	$8.37
Issued	150,136	10.77
Vested	(108,230)	7.89
Forfeited	(67,314)	10.31
Non-vested Stock Awards outstanding, June 30, 2014	541,260	8.90

The fair value of the 108,327 shares that vested during the six months ended June 30, 2015 was $1.2 million. The fair value of the 108,230 shares that vested during the six months ended June 30, 2014 was $1.3 million.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the six months ended June 30, 2015, the Company granted 166,075 options compared to 741,882 options granted during the six months ended June 30, 2014. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $379 thousand and $816 thousand, for the three and six months ended June 30, 2015, respectively, compared to $399 thousand and $765 thousand for the three months and six months ended June 30, 2014, respectively.

A summary of option activity as of June 30, 2015 and changes during the six month period ended June 30, 2015 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2015	3,568,887	$9.51
Granted	166,075	11.41
Exercised	(137,644)	9.39
Forfeited	(78,865)	9.14
Expired	(88)	8.90
June 30, 2015	3,518,365	9.61

A summary of option activity as of June 30, 2014 and changes during the six month period ended June 30, 2015 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2014	3,164,247	$9.20
Granted	741,882	10.77
Exercised	(210,850)	9.72
Forfeited	(24,693)	8.07
Expired	—	—
June 30, 2014	3,670,586	9.50

The weighted average remaining contractual term was approximately 6.12 years and the aggregate intrinsic value was $10.1 million for options outstanding as of June 30, 2015.  As of June 30, 2015, exercisable options totaled 2,141,808 with an average weighted exercise price of $9.57 per share, a weighted average remaining contractual term of approximately 4.88 years, and an aggregate intrinsic value of $6.3 million.  The weighted average remaining contractual term was approximately 6.93 years and the aggregate intrinsic value was $10.4 million for options outstanding as of June 30, 2014.  As of June 30, 2014, exercisable options totaled 1,876,341 with an average weighted exercise price of $9.67 per share, a weighted average remaining contractual term of approximately 5.27 years, and an aggregate intrinsic value of $5.0 million.

Significant weighted average assumptions used to calculate the fair value of the options for the six months ended June 30, 2015 and 2014 are as follows:

	For the Six Months Ended June 30,
	2015	2014
Weighted average fair value of options granted	$3.98	$3.97
Weighted average risk-free rate of return	1.74%	2.04%
Weighted average expected option life in months	78	78
Weighted average expected volatility	31.19%	32.67%
Expected dividends	$—	$—

As of June 30, 2015, there was $4.4 million of total unrecognized compensation cost related to options and $4.8 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  As of June 30, 2014, there was $5.7 million of total unrecognized compensation cost related to options and $3.5 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  The average weighted lives for the option expense were 3.18 and 3.79 years as of June

30, 2015 and June 30, 2014, respectively. The average weighted lives for the stock award expense were 3.77 and 3.62 years at June 30, 2015 and June 30, 2014, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

At June 30, 2015 and December 31, 2014, the Company had outstanding commitments to purchase or originate loans aggregating $27.5 million and $32.0 million, respectively, commitments to customers on available lines of credit of $206.1 million and $188.4 million, respectively, and standby letters of credit of $6.5 million and $8.0 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $244 thousand and $211 thousand at June 30, 2015 and December 31, 2014, respectively.

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

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2015, the FASB issued ASU 2015-10: Technical Corrections and Improvements.  This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance.  The amendments generally fall into one of the types of amendments: (i) amendments related to differences between original guidance and the Codification, (ii) guidance clarification and reference corrections, (iii) simplification, and (iv) minor improvements. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this update. The amendments in this update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments were effective upon the issuance of the update. The Company does not anticipate a material impact to the consolidated financial statements at this time.

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

Also in August 2014, the FASB issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this update affect creditors that hold government guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company adopted the provisions of this guidance during the six months ended June 30, 2015 and noted no material impact to the consolidated financial statements related to this guidance as the Company has no foreclosed government guaranteed mortgage loans.

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

Also in June 2014, the FASB issued ASU 2014-11 - Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures: The amendments affect all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments change the current accounting outcome by requiring repurchase-to-maturity transactions to be accounted for as secured borrowings.  Additionally, the amendments require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset.  ASU 2014-11 requires a new disclosure for certain transactions that involve (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  The accounting changes in this update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  The Company adopted the provisions of this guidance during the six months ended June 30, 2015 and noted no material impact to the consolidated financial statements related to this guidance as the Company has no such transactions.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at June 30, 2015:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,412	$1,412
Investment securities available for sale:
U.S. GSE and agency notes	—	7,350	—	7,350
GNMA guaranteed mortgage certificates	—	4,918	—	4,918
Collateralized mortgage obligations (“CMOs”) GSE CMOs	—	38,231	—	38,231
GSE mortgage-backed securities	—	597,672	—	597,672
Municipal bonds
General obligation municipal bonds	—	16,231	—	16,231
Revenue municipal bonds	—	16,693	—	16,693
Corporate securities	—	5,045	—	5,045
Money market funds	2,908	—	—	2,908
Mutual funds	727	—	—	727
Interest rate swap agreements	—	157	—	157
Total Assets	$3,635	$686,297	$1,412	$691,344
Liabilities:
Interest rate swap agreements
Total Liabilities	$—	$163	$—	$163
	$—	$163	$—	$163

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2014:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,403	$1,403
Investment securities available for sale:
U.S. GSE and agency notes	—	8,614	—	8,614
GNMA guaranteed mortgage certificates	—	5,232	—	5,232
Collateralized mortgage obligations (“CMOs”) GSE CMOs	—	45,270	—	45,270
GSE mortgage-backed securities	—	648,948	—	648,948
Municipal bonds
General obligation municipal bonds	—	29,580	—	29,580
Revenue municipal bonds	—	16,784	—	16,784
Money market funds	2,510	—	—	2,510
Mutual funds	896	—	—	896
Interest rate swap agreements	—	152	—	152
Total Assets	$3,406	$754,580	$1,403	$759,389
Liabilities:
Interest rate swap agreements	$—	$160	$—	$160
Total Liabilities	$—	$160	$—	$160

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

U.S. Government Sponsored Enterprise (GSE) and Agency Notes. Pricing evaluations are generated on either a price or spread basis as determined by the observed market data.  For spread-based evaluations, a non-call spread scale is created or an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Spreads are calculated continuously throughout the day, as well as “end of day.”

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

Corporate Securities. Pricing evaluations are generated on either a price or spread basis as determined by observed market data.  For spread-based evaluations, a non-call spread scale is created or an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Spreads are calculated continuously throughout the day, as well as “end of day.”

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2015 and 2014.

	Six Months Ended
	June 30, 2015	June 30, 2014
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,403	$1,524
Additions	85	35
Payments	(81)	(73)
Increase (Decrease) in fair value due to changes in valuation inputs or assumptions	5	(47)
Balance, June 30,	$1,412	$1,439

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

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2015	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$3,153	$—	$—	$3,153	$(399)
Other real estate owned	$125	—	—	$125	(4)

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2014	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$2,588	$—	$—	$2,588	$(819)
Other real estate owned	45	—	—	45	—
Loans held for sale	6,270	—	6,270	—	(2,049)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At June 30, 2015		At December 31, 2014
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$286,303	$286,303	$534,015	$534,015
Securities available for sale	See previous table	689,775	689,775	757,834	757,834
Securities held to maturity	Level 2	745,730	745,602	727,755	731,589
FHLB stock	Level 3	8,786	8,786	8,830	8,830
Loans, net	Level 3	2,659,325	2,693,594	2,369,630	2,418,826
Loans held for sale	Level 2	1,391	1,430	1,461	1,538
Mortgage servicing rights	Level 3	1,412	1,412	1,403	1,403
Interest rate swaps	Level 2	157	157	152	152
Accrued interest receivable	Level 3	13,657	13,657	13,383	13,383

Liabilities:
Deposits	Level 2	3,375,131	3,378,107	3,879,709	3,884,644
Borrowed funds	Level 2	190,396	191,489	190,388	187,864
Interest rate swaps	Level 2	163	163	160	160
Accrued interest payable	Level 2	1,681	1,681	1,743	1,743

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2015 and December 31, 2014.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2015 and December 31, 2014 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of June 30, 2015 and June 30, 2014, the Company serviced $148.7 million and $153.6 million of residential mortgage loans, respectively.  During the three and six months ended June 30, 2015, the Company recognized servicing fee income of $93 thousand and $188 thousand, respectively, compared to $96 thousand and $194 thousand for the same periods in 2014.

The following is an analysis of the activity in the Company’s residential MSRs for the six months ended June 30, 2015 and 2014:

	Residential
	Mortgage Servicing Rights
	For the Six Months Ended June 30,
Dollars in thousands	2015	2014

Balance, January 1,	$1,403	$1,524
Additions	85	35
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	5	(47)
Paydowns	(81)	(73)
Balance, June 30,	$1,412	$1,439

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At June 30, 2015, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 9.72%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 1.66%.  At June 30, 2014, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 10.47%, a discount rate equal to 9.88% and an escrow earnings credit rate equal to 1.74%.

At June 30, 2015 and June 30, 2014, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	June 30, 2015	June 30, 2014

Fair value of residential mortgage servicing rights	$1,412	$1,439

Weighted average life (years)	5.7 years	5.6 years

Prepayment speed	9.72%	10.47%
Effect on fair value of a 20% increase	$(98)	$(103)
Effect on fair value of a 10% increase	(50)	(52)
Effect on fair value of a 10% decrease	55	58
Effect on fair value of a 20% decrease	112	118

Discount rate	9.75%	9.88%
Effect on fair value of a 20% increase	$(93)	$(95)
Effect on fair value of a 10% increase	(49)	(49)
Effect on fair value of a 10% decrease	52	54
Effect on fair value of a 20% decrease	108	111

Escrow earnings credit	1.66%	1.74%
Effect on fair value of a 20% increase	$36	$35
Effect on fair value of a 10% increase	18	17
Effect on fair value of a 10% decrease	(16)	(15)
Effect on fair value of a 20% decrease	(34)	(34)

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2015, the Company had six interest rate swaps with an aggregate notional amount of $24.7 million related to this program. During the three and six months ended June 30, 2015, the Company recognized a gain of $10 thousand and of $2 thousand, respectively, compared to a loss of $7 thousand and $26 thousand for the same periods in 2014 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2015 and December 31, 2014:

	Asset derivatives		Liability derivatives
As of June 30, 2015 (Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,337	$157	$12,337	$163
Total derivatives	$12,337	$157	$12,337	$163

(1)         Included in other assets in our Consolidated Statements of Financial Condition.

(2)         Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2014 (dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,608	$152	$12,608	$160
Total derivatives	$12,608	$152	$12,608	$160

(1)         Included in other assets in our Consolidated Statements of Financial Condition.

(2)         Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2015	Recognized Assets (1)	Statementa of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$173	$—	$173	$—	$—	$173

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2015	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$179	$—	$179	$—	$380	$(201)

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2014	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$170	$—	$170	$—	$—	$170

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2014	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$178	$—	$178	$—	$317	$(139)

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

As of June 30, 2015, the termination value of the interest rate swaps in a liability position was $179 thousand.  The Company has minimum collateral posting thresholds with its counterparty. At June 30, 2015, the Company had $380 thousand of securities pledged as collateral on interest rate swaps. If the Company had breached any of these provisions at June 30, 2015 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at June 30, 2015.

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

Our primary source of revenue is net interest income. Net interest income, which comprises 73.3% of our revenue for the six months ended June 30, 2015, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

We are focused on deploying the second-step conversion proceeds to support growth and improve our financial performance.  During the six months ended June 30, 2015, we entered into a $200.1 million participation in a portfolio of multi-family loans. We also purchased $35.4 million of residential real estate loans and experienced organic loan growth. These loans all met our underwriting standards and are located within our market area. These loans should improve interest income levels in future periods.

Our business results continue to be impacted by slow economic growth in our markets. To stimulate economic growth, the Federal Reserve Board continues to hold short-term interest rates at historic lows and expects rates to remain low throughout 2015. The low rate environment has impacted the yield on our investment and loan portfolios. Slow economic growth and continued economic uncertainty has resulted in a slow recovery and limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery, which has resulted in low loan demand. This has resulted in increased competition among banks to secure new loans often with risky terms and lower pricing. We continue to adhere to our prudent underwriting standards and are committed to originating quality loans. As the economy continues to slowly improve, we have seen reductions in our non-performing assets, past due loans and charge-off levels.

We recorded net income for the three and six months ended June 30, 2015 of $7.1 million, or $0.09 per diluted share, and $12.3 million, or $0.16 per diluted share, compared to net income of $4.6 million, or $0.06 per diluted share, and $7.0 million, or $0.09 per diluted share, for the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2015, net interest income totaled $31.2 million and $61.4 million, respectively, an increase of $2.0 million, or 6.9%, from the three months ended June 30, 2014 and $2.6 million, or 4.4%, from the six months ended June 30, 2014.  The increase in net interest income was primarily due to higher interest earning assets as a result of the second-step conversion proceeds. During 2015, these proceeds were utilized to increase the loan portfolio, which resulted in an increase in the average balance of loans. Net interest income was also positively impacted by a reduction in the average cost of liabilities primarily due to reductions in higher-cost time deposits and borrowings, which offset the decline in yields on loans and investments.

Net interest margin totaled 2.83% and 2.79% for the three and six months ended June 30, 2015 as compared to 2.81% for each of the same periods in 2014. Loan growth and reductions in higher-cost time deposits and borrowings during 2015 has offset the pressure of the low interest rate environment, which has reduced average yields the on loan portfolio, and has helped stabilize net interest margin.  During the three and six months ended June 30, 2015, we maintained high levels of cash, as a result of not yet deploying all of the second-step proceeds, which put pressure on the net interest margin.  We intend to use the cash in future periods to fund loan growth.

For the six months ended June 30, 2015, our loan portfolio increased $286.8 million, or 11.8%, primarily due to purchases of multi-family and residential loans, as well as organic growth primarily in our commercial lending groups.

Asset quality metrics continued to improve in 2015 as non-performing loans, excluding government guaranteed student loans, decreased to $12.8 million at June 30, 2015, compared to $27.8 million at June 30, 2014.  The $15.0 million, or 53.9%, decrease from June 30, 2014 in non-performing loans, was a function of our continued work out of non-performing assets as well as $12.3 million of non-performing commercial loan sales during the second half of 2014.

As a result of the improvement in our asset quality metrics and net recoveries received during the three months ended June 30, 2015, we recorded a $1.6 million negative provision for loan losses for the three months ended June 30, 2015 compared to recording a $250 thousand provision for loan losses for the three months ended June 30, 2014. Net recoveries totaled $248 thousand during the three months ended June 30, 2015 compared to net charge-offs of $1.7 million during the three months ended June 30, 2014.

At June 30, 2015, the Bank’s allowance for loan losses totaled $47.8 million, or 1.76% of total loans, compared to $50.7 million, or 2.09% of total loans, at December 31, 2014, and $52.6 million, or 2.22% of total loans, at June 30, 2014.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations. Following the second-step conversion, our capital levels increased and are strong with tangible capital to tangible assets totaling 21.14% at June 30, 2015 compared to 10.44% at December 31, 2014. Our capital levels were significantly augmented by the $503.8 million public offering that we completed on January 12, 2015.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.8 million to $9.6 million for the six months ended June 30, 2015. We also have approximately $39.6 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $4.0 million. During the first half of 2015 and during 2014 and 2013, levels of delinquencies, net charge-offs and non-performing assets declined. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in this Annual Report.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at both June 30, 2015 and December 31, 2014.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We have adopted the amendments included in Accounting Standards Update 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2014, management reviewed qualitative factors for the banking unit, which represented $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2013. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2014. Additionally during 2014, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represented $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2014. Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2014, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods. We did not note any negative trends in the financial performance or general market conditions for Beneficial Insurance Services, LLC for the six months ended June 30, 2015 that would indicate potential goodwill impairment.

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

During the six months ended June 30, 2015, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of June 30, 2015, we had net deferred tax assets totaling $43.4 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of June 30, 2015.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets decreased $15.0 million, or 0.3%, to $4.74 billion at June 30, 2015 compared to $4.75 billion at December 31, 2014.  Cash and cash equivalents decreased $247.7 million to $286.3 million at June 30, 2015 from $534.0 million at December 31, 2014.  The decrease in cash and cash equivalents was primarily driven by the deployment of a portion of the second-step conversion offering proceeds through the participation in a portfolio of multi-family loans during the first quarter and the purchase of residential real estate loans during the year as well as organic loan growth.

Investments decreased $50.1 million, or 3.4%, to $1.44 billion at June 30, 2015 compared to $1.49 billion at December 31, 2014.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments. We are also focused on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.

Loans increased $286.8 million, or 11.8%, to $2.71 billion at June 30, 2015 from $2.42 billion at December 31, 2014.  The increase was primarily due to a $200.1 million participation in a portfolio of multi-family loans and the purchase of $35.4 million of residential real estate loans. The remaining increase was due to growth in our commercial real estate and commercial business loans, which include shared national credits.

Deposits decreased $504.6 million, or 13.0%, to $3.38 billion at June 30, 2015 from $3.88 billion at December 31, 2014.  Deposits at December 31, 2014 included $482.1 million of subscription funds held in deposit accounts in connection with the second-step conversion offering that were reclassified into stockholders’ equity in the first quarter of 2015. Excluding the $482.1 million of subscription funds, deposits decreased $22.5 million during the six months ended June 30, 2015. The $22.5 million decrease in deposits during the six months ended June 30, 2015 was primarily due to a $70.8 million decrease in municipal deposits, which resulted from our planned run-off of higher-cost, non-relationship-based accounts.  The decrease in deposits was partially offset by increases in savings deposits, as well as interest and non-interest bearing checking deposits.

Stockholders’ equity increased $490.9 million, or 80.4%, to $1.10 billion at June 30, 2015 from $610.9 million at December 31, 2014.  The increase in stockholders’ equity was primarily due to net proceeds received in connection with the second-step conversion that was completed during the first quarter of 2015 as well as net income during the first six months of 2015.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014

General — For the three months ended June 30, 2015, net income was $7.1 million, or $0.09 per diluted share, compared to $4.6 million, or $0.06 per diluted share, for the three months ended June 30, 2014.

Net Interest Income — For the three months ended June 30, 2015, net interest income was $31.2 million, an increase of $2.0 million, or 6.9%, from the three months ended June 30, 2014. The increase in net interest income was primarily due to higher interest earning assets as a result of the second-step conversion proceeds. During 2015, these proceeds were utilized to increase the loan portfolio, which resulted in an increase in the average balance of loans. Net interest income was also positively impacted by a reduction in the average cost of liabilities primarily due to reductions in higher-cost time deposits and borrowings, which offset the decline in yields on loans and investments. The net interest margin totaled 2.83% for the three months ended June 30, 2015 as compared to 2.81% for the same period in 2014. We expect that the continued low interest rate environment will put pressure on the net interest margin in future periods but we are focused on growing our loan portfolio and improving our balance sheet mix to help stabilize our net interest margin.

Provision for Loan Losses — As a result of the improvement in our asset quality metrics and net recoveries recorded during the three months ended June 30, 2015, we recorded a $1.6 million negative provision for loan losses for the three months ended June 30, 2015 compared to recording a $250 thousand provision for loan losses for the three months ended June 30, 2014.  Non-performing loans, excluding government guaranteed student loans, decreased to $12.8 million at June 30, 2015, compared to $44.6 million at June 30, 2014.  The $15.0 million, or 53.9%, decrease from June 30, 2014 in non-performing loans, was a function of our continued work out of non-performing assets as well as $12.3 million of non-performing commercial loan sales during the second half of 2014.  Net recoveries during the three months ended June 30, 2015 were $248 thousand compared to net charge-offs of $1.7 million during the three months ended June 30, 2014.

At June 30, 2015, the Bank’s allowance for loan losses totaled $47.8 million, or 1.76% of total loans, compared to $50.7 million, or 2.09% of total loans at December 31, 2014.

Non-interest Income — For the three months ended June 30, 2015, non-interest income totaled $7.2 million, an increase of $853 thousand, or 13.5%, from the three months ended June 30, 2014. Service charges and other income increased $922 thousand during the three months ended June 30, 2015 compared to the same period a year ago primarily due to increases of $754 thousand in limited partnership income and $223 thousand in foreign ATM fees.

Non-interest Expense — For the three months ended June 30, 2015, non-interest expense totaled $30.0 million, an increase of $785 thousand, or 2.7% from the three months ended June 30, 2014.  The increase in non-interest expense was primarily driven by a $1.1 million increase in salaries and employee benefits due to merit increases and other retirement benefits, a $412 thousand increase in marketing expenses due to current year initiatives to continue rebranding and drive future growth and a $263 thousand increase in professional fees.  These increases were partially offset by a $225 thousand decrease in occupancy expense, a $293 thousand decrease in Federal Deposit Insurance Corporation (“FDIC”) insurance expense due to lower assessments, and a $420 thousand decrease in debit card rewards expense due to changes in the program parameters.

Income Taxes — For the three months ended June 30, 2015, we recorded a provision for income taxes of $2.9 million, reflecting an effective tax rate of 29.5%, compared to a provision for income taxes of $1.5 million, reflecting an effective tax benefit of 24.7%, for the three months ended June 30, 2014. The increase in income tax expense and the effective tax rate was due to higher profitability levels and ratio of taxable income compared to tax exempt income for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The effective tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2015 and June 30, 2014.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended June 30,			Three Months Ended June 30,
	2015			2014
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$248,284	$157	0.25%	$301,195	$190	0.25%
Stock	8,793	108	4.78%	15,902	219	5.45%
Other Investment securities	1,465,485	7,501	2.05%	1,509,566	8,175	2.17%
Total Investment securities	1,722,562	7,766	1.80%	1,826,663	8,584	1.88%
Loans:
Real estate loans
Residential	702,994	7,546	4.29%	673,668	7,522	4.47%
Non-residential	848,740	8,950	4.19%	584,285	7,307	4.96%
Total real estate	1,551,734	16,496	4.24%	1,257,953	14,829	4.70%
Business loans	211,745	2,537	4.75%	215,778	2,316	4.26%
Shared National Credits	207,228	1,463	2.79%	105,039	655	2.47%
Small Business loans	87,149	1,218	5.54%	102,930	1,430	5.51%
Total Business & Small Business loans	506,122	5,218	4.09%	423,747	4,401	4.12%
Total Business loans	1,354,862	14,168	4.15%	1,008,032	11,708	4.61%
Personal loans	623,577	6,481	4.17%	640,460	6,972	4.37%
Total loans, net of discount	2,681,433	28,195	4.19%	2,322,160	26,202	4.50%
Total interest earning assets	4,403,995	35,961	3.26%	4,148,823	34,786	3.35%
Non-interest earning assets	341,527			342,182
Total assets	$4,745,522			$4,491,005
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,144,825	$988	0.35%	$1,155,229	$998	0.35%
Money market accounts	421,801	346	0.33%	440,830	350	0.32%
Demand deposits	652,839	345	0.21%	677,371	346	0.20%
Demand deposits - Municipals	125,558	36	0.11%	272,803	77	0.11%
Certificates of deposit	660,907	1,762	1.07%	714,301	1,988	1.12%
Total interest-bearing deposits	3,005,930	3,477	0.46%	3,260,534	3,759	0.46%
Borrowings	190,395	1,261	2.66%	250,376	1,810	2.90%
Total interest-bearing liabilities	3,196,325	4,738	0.59%	3,510,910	5,569	0.64%
Non-interest-bearing deposits	379,221			314,569
Other non-interest-bearing liabilities	73,056			53,387
Total liabilities	3,648,602			3,878,866
Total stockholders’ equity	1,096,920			612,139
Total liabilities and stockholders’ equity	$4,745,522			$4,491,005
Net interest income		$31,223			$29,217
Interest rate spread			2.67%			2.71%
Net interest margin			2.83%			2.81%
Average interest-earning assets to average interest-bearing liabilities			137.78%			118.17%

Comparison of Operating Results for the Six Months Ended June 30, 2015 and June 30, 2014

General — For the six months ended June 30, 2015, net income was $12.3 million, or $0.16 per diluted share, compared to net income of $7.0 million, or $0.09 per diluted share, for the six months ended June 30, 2014.

Net Interest Income — For the six months ended June 30, 2015, Beneficial reported net interest income of $61.4 million, an increase of $2.6 million, or 4.4%, from the six months ended June 30, 2014. The increase in net interest income was primarily due to higher interest earning assets as a result of the second-step conversion proceeds. During 2015, these proceeds were utilized to increase the loan portfolio, which resulted in an increase in the average balance of loans. Net interest income was also positively impacted by a reduction in the average cost of liabilities and a $169.8 million decrease in the average balance of municipal deposits, partially offset by a decline in yields on loans and investments.  Our net interest margin decreased to 2.79% for the six months ended June 30, 2015 from 2.81% for the same period in 2014.

Provision for Loan Losses — As a result of the improvement in our asset quality metrics and net recoveries recorded during the six months ended June 30, 2015, we recorded a $3.6 million negative provision for loan losses for the six months ended June 30, 2015 compared to recording a $1.8 million provision for loan losses for the same period in 2014.

At June 30, 2015, our allowance for loan losses totaled $47.8 million, or 1.76% of total loans, compared to an allowance for loan losses of $50.7 million, or 2.09% of total loans at December 31, 2014.

Non-interest Income — For the six months ended June 30, 2015, non-interest income totaled $12.8 million, an increase of $857 thousand, or 7.2%, from the six months ended June 30, 2014. Service charges and other income increased $1.2 million during the six months ended June 30, 2015 compared to the same period a year ago as a result of increases of $958 thousand in limited partnerships income and $448 thousand in foreign ATM fees. These increases were partially offset by a $306 thousand decrease in the net gain on the sale of investment securities.

Non-interest Expense — For the six months ended June 30, 2015, non-interest expense remained relatively consistent at $60.5 million, an increase of $41 thousand, or 0.1%, from the six months ended June 30, 2014. The slight increase in non-interest expense was primarily driven by a $1.5 million increase in salaries and employee benefits due to merit increases and other retirement benefits, an $843 thousand increase in marketing expenses due to current year initiatives to continue rebranding and drive future growth and a $463 thousand increase in professional fees. These increases were partially offset by a $1.3 million decrease in operating expenses related to the headquarters move in the first quarter of 2014, a $528 thousand decrease in FDIC insurance expense due to lower assessments, and a $642 thousand decrease in debit card rewards expense due to changes in the program parameters.

Income Taxes — For the six months ended June 30, 2015, the provision for income taxes was $5.0 million, reflecting an effective tax rate of 28.7% compared to a provision for income taxes of $1.4 million, reflecting an effective tax rate of 16.9%, for the six months ended June 30, 2014.  The increase in income tax expense and the effective tax rate was due to higher profitability levels and ratio of taxable income compared to tax exempt income for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2015 and June 30, 2014. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Six Months Ended June 30,			Six Months Ended June 30,
	2015			2014
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$338,834	$426	0.25%	$302,731	$379	0.25%
Stock	8,813	565	12.76%	16,653	372	4.44%
Other Investment securities	1,480,184	15,453	2.09%	1,529,659	16,479	2.15%
Total Investment securities	1,827,831	16,444	1.80%	1,849,043	17,230	1.86%
Loans:
Real estate loans
Residential	689,588	14,870	4.31%	676,014	15,247	4.51%
Non-residential	750,260	16,414	4.36%	566,769	13,890	4.88%
Total real estate	1,439,848	31,284	4.34%	1,242,783	29,137	4.68%
Business loans	211,813	4,936	4.64%	247,399	5,555	4.47%
Shared National Credits	198,997	2,779	2.78%	80,790	921	2.27%
Small Business loans	89,669	2,431	5.40%	104,811	2,998	5.70%
Total Business & Small Business loans	500,479	10,146	4.04%	433,000	9,474	4.36%
Total Business loans	1,250,739	26,560	4.23%	999,769	23,364	4.66%
Personal loans	625,753	13,031	4.20%	645,104	14,049	4.39%
Total loans, net of discount	2,566,080	54,461	4.25%	2,320,887	52,660	4.54%
Total interest earning assets	4,393,911	$70,905	3.23%	4,169,930	69,890	3.35%
Non-interest earning assets	345,758			345,648
Total assets	$4,739,669			$4,515,578
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,133,524	$1,952	0.35%	$1,143,677	$1,979	0.35%
Money market accounts	424,283	689	0.33%	443,381	699	0.32%
Demand deposits	724,268	729	0.20%	676,264	687	0.20%
Demand deposits - Municipals	135,378	76	0.11%	305,171	178	0.12%
Certificates of deposit	667,829	3,595	1.09%	721,359	3,989	1.12%
Total interest-bearing deposits	3,085,282	7,041	0.46%	3,289,852	7,532	0.46%
Borrowings	190,425	2,508	2.66%	250,408	3,611	2.91%
Total interest-bearing liabilities	3,275,707	9,549	0.59%	3,540,260	11,143	0.63%
Non-interest-bearing deposits	372,988			309,452
Other non-interest-bearing liabilities	73,480			52,032
Total liabilities	3,722,175			3,901,744
Total stockholders’ equity	1,017,494			613,834
Total liabilities and stockholders’ equity	$4,739,669			$4,515,578
Net interest income		$61,356			$58,747
Interest rate spread			2.64%			2.72%
Net interest margin			2.79%			2.81%
Average interest-earning assets to average interest-bearing liabilities			134.14%			117.79%

Asset Quality

Non-performing assets decreased $1.9 million to $39.6 million at June 30, 2015 from $41.5 million at December 31, 2014. The ratio of non-performing assets to total assets decreased to 0.84% at June 30, 2015 from 0.87% at December 31, 2014.

ASSET QUALITY INDICATORS

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2015	2015	2014	2014

Non-performing assets:
Non-accruing loans	$12,812	$14,112	$14,615	$27,782
Accruing loans past due 90 days or more	25,460	24,072	25,296	16,819
Total non-performing loans	38,272	38,184	39,911	44,601

Real estate owned	1,359	1,406	1,578	2,008

Total non-performing assets	$39,631	$39,590	$41,489	$46,609

Non-performing loans to total loans	1.41%	1.43%	1.65%	1.88%
Non-performing assets to total assets	0.84%	0.83%	0.87%	1.05%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.30%	0.33%	0.34%	0.67%
ALLL to total loans	1.76%	1.84%	2.09%	2.22%
ALLL to non-performing loans	124.87%	128.70%	126.92%	117.99%
ALLL to non-performing loans, excluding government guaranteed student loans	373.03%	348.24%	346.59%	189.42%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $25.5 million and $25.3 million in government guaranteed student loans as of June 30, 2015 and December 31, 2014, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, and as a result, no specific valuation allowance was maintained at June 30, 2015 or December 31, 2014 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$1,374,981	$35,955	2.61%	$1,120,976	$38,623	3.45%
Residential	711,475	1,519	0.21%	668,068	1,960	0.29%
Consumer	622,052	9,841	1.58%	632,701	9,521	1.50%
Unallocated	—	477	—	—	550	—
Total	$2,708,508	$47,792	1.76%	$2,421,745	$50,654	2.09%

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $25.5 million and $25.3 million in government guaranteed student loans at June 30, 2015 and December 31, 2014, respectively.

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

Regardless of the extent of our analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the subjective nature of the loan portfolio and/or individual loan evaluations. Management established an unallocated reserve to cover uncertainties that Beneficial Bancorp believes have resulted in losses that have not yet been allocated to specific elements of the general component. Such factors include uncertainties in economic conditions and in identifying triggering events that directly correlate to subsequent loss rates, changes in the appraised value of underlying collateral, risk factors that have not yet manifested themselves in loss allocation factors and historical loss experience data that may not precisely correspond to the current portfolio or economic conditions. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio.

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

Commercial Loan Portfolio. The portion of the allowance for loan losses related to the commercial portfolio totaled $36.0 million at June 30, 2015 compared to $38.6 million at December 31, 2014. We experienced a decrease in commercial delinquencies and net charge-offs during the six months ended

June 30, 2015, with net recoveries on commercial loans of $1.9 million for the six months ended June 30, 2015 compared to net charge-offs of $2.8 million for the six months ended June 30, 2014. The allowance for loan losses related to the commercial portfolio was 2.6% of commercial loans at June 30, 2015 compared to 3.4% of commercial loans at December 31, 2014.  The decrease is the commercial reserve percentage was due to a $254.0 million increase in commercial loans during the six months ended June 30, 2015, primarily as a result of the previously discussed $200.1 million participation in a portfolio of multi-family loans that occurred during the first quarter of 2015.  We believe the commercial reserves are adequate given the decrease in delinquencies and the net recoveries experienced during the six months ended June 30, 2015.

Residential Loans. The allowance for the residential loan portfolio was $1.5 million, or 0.21% of residential loans, at June 30, 2015 compared to $2.0 million, or 0.29% of residential loans, at December 31, 2014. Asset quality metrics on this portfolio continue to improve.  Our residential loan delinquencies decreased $914 thousand, or 16.2%, to $4.7 million at June 30, 2015 from $5.6 million at December 31, 2014 and net charge-offs decreased to $76 thousand, reflecting a 0.03% annualized loss rate, for the six months ended June 30, 2015 compared to $315 thousand, reflecting a 0.10% annualized loss rate, for the six months ended June 30, 2014.  We believe the balance of residential reserves was appropriate given the decrease in delinquencies and continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $9.8 million, or 1.6% of consumer loans, at June 30, 2015 compared to $9.5 million, or 1.5% of consumer loans, at December 31, 2014. Our consumer loan delinquencies (excluding government guaranteed student loans) decreased $961 thousand, or 16.2%, to $5.0 million at June 30, 2015 from $5.9 million at December 31, 2014 and net charge-offs increased to $746 thousand, reflecting a 0.25% annualized loss rate, for the six months ended June 30, 2015 compared to $575 thousand, reflecting a 0.19% annualized loss rate, for the six months ended June 30, 2014.  We believe the balance of consumer reserves was appropriate given the decrease in delinquencies and the increase in net charge-offs.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. During the six months ended June 30, 2015, we raised $474.4 million of cash proceeds, net of offering costs, in connection with our second-step conversion.  We used a portion of that cash to fund a $200.1 million participation in a portfolio of multi-family loans and to fund the purchase of $35.4 million of residential real estate loans during the first half of 2015. At June 30, 2015, cash and cash equivalents totaled $286.3 million, including overnight investments of $238.2 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $689.8 million at June 30, 2015. At June 30, 2015, we had $165.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $2.72 billion at June 30, 2015, compared to $3.20 billion at December 31, 2014. The decrease in core deposits was driven by $463.0 million of subscription funds held in an interest-bearing deposit account at December 31, 2014 in connection with the second-step conversion offering that were reclassified into stockholders’ equity in the first quarter of 2015. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. As of June 30, 2015 and December 31, 2014, aggregate wholesale funding totaled $308.1 million and $306.2 million, respectively. In addition, at June 30, 2015, we had arrangements to borrow up to $1.4 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On June 30, 2015, we had $165.0 million of advances outstanding and $175.0 million of future dated advances outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2015, the Bank had $27.5 million in loan commitments outstanding, which consisted of $19.1 million and $8.4 million in commercial and consumer commitments to fund loans, respectively, $206.1 million in commercial and consumer unused lines of credit, and $6.5 million in standby letters of credit.  Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2015 totaled $394.0 million, or 60.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at June 30, 2015:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed Funds	$190,396	$70,000	$95,000	$—	$25,396
Commitments to fund loans	27,503	27,503	—	—	—
Unused lines of credit	206,070	109,136	15,618	23,069	58,247
Standby letters of credit	6,457	4,845	572	20	1,020
Operating lease obligations	61,857	5,322	10,685	10,182	35,668
Total	$492,283	$216,806	$121,875	$33,271	$120,331

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company has not paid any dividends to shareholders in the past.  The Company has repurchased shares of its common stock, although under current Federal Reserve Board regulations the Company is precluded from repurchasing its stock in the first year following its second-step conversion. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At June 30, 2015, the Company (stand-alone) had liquid assets of $247.5 million.  The majority of the cash held by the Company (stand-alone) as of June 30, 2015 includes net proceeds received in connection with the second-step conversion.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2015, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of June 30, 2015, approximately 96.5% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at June 30, 2015, approximately 2.8% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s and/or S&P and approximately 0.7% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, FHLB stock and mutual funds.

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

During the second quarter of 2015, the Bank entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $100.0 million and $75.0 million, respectively, at a fixed interest rate during the period from April 2016 through April 2019 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended June 30, 2015.

For the six months ended June 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at June 30, 2015.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2015:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$106,091	$119,769	$125,470
% change	(11.42)%		4.76%

Economic Value at Risk:
Equity	$1,174,057	$1,238,249	$1,183,972
% change	(5.18)%		(4.38)%

As of June 30, 2015, based on the scenarios above, net interest income at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our June 30, 2015 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three and six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2015.  The Company is no longer repurchasing shares due to the second-step stock offering.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30	—		—	—	1,070,029
May 1-31	5,835	(1)	12.21	—	1,070,029
June 1-30	267	(1)	12.63	—	1,070,029

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

4.1                               Stock Certificate of Beneficial Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0                 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six  months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: July 30, 2015	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: July 30, 2015	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)