Form 10-Q
period 2015-09-30
Beneficial Bancorp Inc.
filed 2015-10-29
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐     No  ☒

As of October 29, 2015, there were 82,914,746 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.            FINANCIAL INFORMATION

Item 1.                   Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$48,675	$40,684
Overnight investments	221,334	493,331
Total cash and cash equivalents	270,009	534,015

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $667,377 and $748,858 at September 30, 2015 and December 31, 2014, respectively)	678,520	757,834
Held-to-maturity (estimated fair value of $729,720 and $731,589 at September 30, 2015 and December 31, 2014, respectively)	720,999	727,755
Federal Home Loan Bank stock, at cost	8,786	8,830
Total investment securities	1,408,305	1,494,419
LOANS:	2,756,346	2,421,745
Allowance for loan losses	(47,674)	(50,654)
Net loans	2,708,672	2,371,091
ACCRUED INTEREST RECEIVABLE	14,327	13,383

BANK PREMISES AND EQUIPMENT, Net	77,751	78,957

OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	65,001	63,349
Other intangibles	4,865	6,136
Other assets	57,261	68,199
Total other assets	249,100	259,657
TOTAL ASSETS	$4,728,164	$4,751,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$377,852	$369,683
Interest-bearing deposits	2,975,514	3,510,026
Total deposits	3,353,366	3,879,709

Borrowed funds	190,401	190,388
Other liabilities	72,649	70,531
Total liabilities	3,616,416	4,140,628

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 82,861,313 and 90,809,621 issued and 82,830,717 and 82,698,392 outstanding, as of September 30, 2015 and December 31, 2014, respectively	829	826
Additional paid-in capital	785,682	362,685
Unearned common stock held by employee savings and stock ownership plan	(32,631)	(14,306)
Retained earnings (partially restricted)	378,201	360,058
Accumulated other comprehensive loss	(19,984)	(22,663)
Treasury Stock at cost, 30,596 shares and 8,111,229 shares at September 30, 2015 and December 31, 2014, respectively	(349)	(75,706)
Total stockholders’ equity	1,111,748	610,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,728,164	$4,751,522

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
INTEREST INCOME:
Interest and fees on loans	$28,344	$27,133	$82,805	$79,792
Interest on overnight investments	167	131	593	510
Interest and dividends on investment securities:
Taxable	7,105	7,098	22,231	22,629
Tax-exempt	334	604	1,226	1,925
Total interest income	35,950	34,966	106,855	104,856

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	393	408	1,197	1,273
Money market and savings deposits	1,327	1,354	3,968	4,032
Time deposits	1,796	1,942	5,392	5,931
Total	3,516	3,704	10,557	11,236
Interest on borrowed funds	1,277	1,831	3,784	5,442
Total interest expense	4,793	5,535	14,341	16,678
Net interest income	31,157	29,431	92,514	88,178
Provision for loan losses	—	(1,550)	(3,600)	200
Net interest income after provision for loan losses	31,157	30,981	96,114	87,978

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,687	1,761	5,159	5,452
Service charges and other income	3,984	3,330	12,916	11,034
Mortgage banking income	170	211	564	451
Net gain on sale of non-performing commercial loans HFS	—	1,583	—	1,583
Net (loss) gain on sale of investment securities	(5)	328	(14)	625
Total non-interest income	5,836	7,213	18,625	19,145

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,673	15,271	47,010	45,064
Occupancy expense	2,137	2,267	7,146	8,321
Depreciation, amortization and maintenance	2,260	2,202	6,735	6,796
Marketing expense	841	727	3,304	2,348
Intangible amortization expense	473	468	1,406	1,402
FDIC Insurance	555	723	1,615	2,312
Professional fees	837	1,009	3,689	3,398
Classified loan and other real estate owned related expense	77	398	1,168	1,368
Other	5,440	5,983	16,705	18,484
Total non-interest expense	28,293	29,048	88,778	89,493

Income before income taxes	8,700	9,146	25,961	17,630
Income tax expense	2,865	2,622	7,818	4,059
NET INCOME	$5,835	$6,524	$18,143	$13,571

EARNINGS PER SHARE — Basic	$0.07	$0.08	$0.23	$0.17
EARNINGS PER SHARE — Diluted	$0.07	$0.08	$0.23	$0.17

Average common shares outstanding — Basic	78,544,306	80,151,399	78,458,062	80,900,002
Average common shares outstanding — Diluted	79,334,149	80,852,469	79,163,078	81,574,370

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2015	2014

Net Income	$18,143	$13,571
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available-for-sale securities arising during the period (net of deferred tax of $788 and $4,838 for the nine months ended September 30, 2015 and 2014, respectively)	1,363	8,328
Unrealized losses on available-for-sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the nine months ended September 30, 2014)	—	(3,426)
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of tax of $228 and $185 for the nine months ended September 30, 2015 and 2014, respectively)	394	319
Reclassification adjustment for net losses (gains) on available-for-sale securities included in net income (net of tax of $5 and $230 for the nine months ended September 30, 2015 and 2014, respectively)	9	(395)
Defined benefit pension plans:
Pension losses, other postretirement and postemployment benefit plan adjustments (net of tax of $688 and $397 for the nine months ended September 30, 2015 and 2014, respectively)	913	402
Total other comprehensive income	2,679	5,228
Comprehensive income	$20,822	$18,799

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2015	90,809,621	$826	$362,685	$(14,306)	$360,058	$(75,706)	$(22,663)	$610,894
Net Income					18,143			18,143
KSOP shares committed to be released			598	1,828				2,426
Stock option expense			1,202					1,202
Restricted stock expense			967					967
Stock options exercised	148,640	2	1,386					1,388
Purchase of treasury stock*						(349)		(349)
Net unrealized losses on AFS securities arising during the period (net of deferred tax of $788)							1,363	1,363
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $228)							394	394
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $5)							9	9
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $688)							913	913
Second-step conversion and stock offering:
Beneficial Mutual Savings Bank MHC shares sold in public offering, including 2,015,352 shares purchased by the ESOP, net of offering costs	50,383,817	1	494,550	(20,153)				474,398
Retirement of MHC shares	(50,367,473)
Fractional shares resulting from conversion of existing shares at 1.0999 exchange ratio	(2,063)
Treasury stock retired	(8,111,229)		(75,706)			75,706
BALANCE, SEPTEMBER 30, 2015	82,861,313	$829	$785,682	$(32,631)	$378,201	$(349)	$(19,984)	$1,111,748

*  Represents shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES:
Net income	$18,143	$13,571
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(3,600)	200
Depreciation and amortization	4,549	4,532
Intangible amortization	1,406	1,402
Net loss (gain) on sale of investments	14	(625)
Accretion of discount on investments	(382)	(300)
Amortization of premium on investments	4,580	4,460
Gain on sale of residential loans held for sale	(290)	(216)
Net gain on sale of non-performing commercial loans HFS	—	(1,583)
Deferred income taxes	—	1,935
Net loss from disposition of premises and equipment	234	28
Gain on sale of fixed assets held for sale	(83)	—
Other real estate impairment	4	486
Net gain on sale of other real estate	(217)	(1,315)
Amortization of KSOP	2,426	1,742
Increase in bank owned life insurance	(1,652)	(972)
Stock based compensation	2,169	1,938
Origination of loans held for sale	(13,464)	(9,920)
Proceeds from sale of loans	15,038	33,065
Changes in assets and liabilities:
Accrued interest receivable	(944)	389
Accrued interest payable	(255)	(290)
Income taxes payable	6,861	4,023
Other liabilities	3,974	(2,106)
Other assets	(5,048)	1,572
Net cash provided by operating activities	33,463	52,016
INVESTING ACTIVITIES:
Loans originated or acquired	(823,701)	(513,933)
Principal repayment on loans	488,014	441,124
Purchases of investment securities available for sale	(11,985)	(30,985)
Proceeds from sales of investment securities available for sale	—	6,496
Proceeds from maturities, calls or repayments of investment securities available for sale	100,815	108,551
Purchases of investment securities held to maturity	(70,247)	—
Proceeds from maturities, calls or repayments of investment securities held to maturity	75,417	56,603
Net (purchases) sales of money market and mutual funds	(9,352)	4,701
Redemption (purchase) of Federal Home Loan Bank stock	44	1,811
Acquisition of Pye Karr Ambler & Co., Inc., net of cash acquired	(135)	—
Proceeds from sale other real estate owned	770	5,173
Purchases of premises and equipment	(3,906)	(11,857)
Proceeds from sale of premises and equipment	328	24
Cash used in other investing activities	(329)	(176)
Net cash (used in) provided by investing activities	(254,267)	67,532
FINANCING ACTIVITIES:
Increase in borrowed funds	11,000	12,000
Repayment of borrowed funds	(10,987)	(11,987)
Net decrease in checking, savings and demand accounts	(3,813)	(182,993)
Net decrease in time deposits	(40,441)	(33,849)
Proceeds from the exercise of stock options	1,388	2,453
Excess tax benefit related to stock based compensation awards	—	68
Purchase of treasury stock	(349)	(28,497)
Net cash used in financing activities	(43,202)	(242,805)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(264,006)	(123,257)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	534,015	355,683
CASH AND CASH EQUIVALENTS, END OF YEAR	$270,009	$232,426
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$14,596	$16,968
Cash payments (refunds) for income taxes	969	(1,970)
Transfers of loans to other real estate owned	424	337
Transfers of securities at fair value from available for sale to held to maturity	—	152,200
Issuance of common stock funded by stock subscriptions received prior to January 1, 2015, net of offering costs	474,398	—

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 26, 2015.  The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015 or any other period.

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

The Company owns 100% of the issued and outstanding common stock of the Bank, a Pennsylvania chartered savings bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 56 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System the Federal Reserve Board. The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

On October 21, 2015, the Company entered into a Stock Purchase Agreement with Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, pursuant to which (i) the Company will acquire Conestoga’s ownership interest in Conestoga Bank, and (ii) Conestoga Bank will be subsequently merged with and into Beneficial Bank.

Pursuant to the terms of the Stock Purchase Agreement, the Company will acquire all of the outstanding shares of common stock of Conestoga Bank from Conestoga in exchange for a cash payment equal to 160% of the stated book value of Conestoga Bank’s outstanding common stock as of a date specified in the Stock Purchase Agreement, up to an aggregate purchase price not to exceed $105.0 million, excluding the effect of certain change-in-control and severance payments and transaction-related expenses incurred by Conestoga Bank in connection with the transaction, less goodwill and core deposit intangibles (the “Bank Tangible Book Value”).  To the extent that the Bank Tangible Book Value exceeds $65.625 million, which would equate to a purchase price in excess of $105.0 million, the Stock Purchase Agreement provides that Conestoga Bank shall declare and pay a dividend to Conestoga on the effective date of the transaction for the amount of the Bank Tangible Book Value in excess of $65.625 million.

Conestoga Bank is a locally-managed institution dedicated to providing high quality community banking and commercial lending services with locations in Philadelphia, Delaware, Montgomery, Bucks, Chester and Lehigh Counties.  Conestoga Bank has approximately $712 million in assets, $506 million in loans and $530 million in deposits as of June 30, 2015 and serves its customers from fourteen locations.  Conestoga Bank also provides equipment financing through its wholly owned subsidiary, Conestoga Equipment Finance and offers Small Business Administration loans to commercial customers.

The closing is anticipated to occur during the first or second quarter of 2016, subject to the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions.

NOTE 3 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2015 and September 30, 2014.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2015	$2,711	$(25,374)	$(22,663)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	1,363	—	1,363
Accretion of unrealized losses on AFS securities transferred to HTM	394	—	394
Amount reclassified from accumulated other comprehensive loss	9	913	922
Net current-period other comprehensive income	1,766	913	2,679
Ending balance, September 30, 2015	$4,477	$(24,461)	$(19,984)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2014	$(5,078)	$(16,276)	$(21,354)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	8,328	—	8,328
Unrealized losses on AFS securities transferred to HTM	(3,426)	—	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM	319	—	319
Amount reclassified from accumulated other comprehensive loss	(395)	402	7
Net current-period other comprehensive income	4,826	402	5,228
Ending balance, September 30, 2014	$(252)	$(15,874)	$(16,126)

The following tables present reclassifications out of AOCI by component for the nine months ended September 30, 2015 and September 30, 2014:

For the Nine Months Ended September 30, 2015

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$14		Net loss on sale of investment securities
	(5)		Income tax benefit
	$9		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(389	)(1)	Other non-interest expense
Net recognized actuarial losses	1,990	(1)	Other non-interest expense
	$1,601		Total before tax
	(688)		Income tax benefit
	$913		Net of tax

(1)              These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 13 - Pension and Other Postretirement Benefits for additional details.

For the Nine Months Ended September 30, 2014

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(625)		Net gain on sale of investment securities
	230		Income tax expense
	$(395)		Net of tax
Amortization of defined benefit pension items
Transition obligation	$122	(1)	Other non-interest expense
Prior service costs	(395	)(1)	Other non-interest expense
Net recognized actuarial losses	1,072	(1)	Other non-interest expense
	$799		Total before tax
	(397)		Income tax benefit
	$402		Net of tax

(1)              These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 13 - Pension and Other Postretirement Benefits for additional details.

NOTE 4 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 14 for further discussion of stock grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2015	2014	2015	2014

Basic and diluted earnings per share:
Net income	$5,835	$6,524	$18,143	$13,571
Basic average common shares outstanding	78,544,306	80,151,399	78,458,062	80,900,002
Effect of dilutive securities	789,843	701,070	705,016	674,368
Dilutive average shares outstanding	79,334,149	80,852,469	79,163,078	81,574,370
Net earnings per share
Basic	$0.07	$0.08	$0.23	$0.17
Diluted	$0.07	$0.08	$0.23	$0.17

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three and nine months ended September 30, 2015, there were 687 restricted stock grants and 863,172 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the three and nine months ended September 30, 2014, there were 734,183 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.  As a result of the second-step conversion, the share and per share information for the 2014 periods have been adjusted to reflect the 1.0999 exchange ratio.

NOTE 5 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$6,644	$76	$—	$6,720
GNMA guaranteed mortgage certificates	4,542	166	—	4,708
GSE mortgage-backed securities	565,355	9,614	209	574,760
GSE collateralized mortgage obligations	35,560	43	166	35,437
Municipal bonds	30,494	1,528	—	32,022
Corporate securities	11,986	126	—	12,112
Money market and mutual funds	12,796	—	35	12,761

Total	$667,377	$11,553	$410	$678,520

	September 30, 2015
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$677,540	$8,980	$1,079	$685,441
GSE collateralized mortgage obligations	40,709	787	92	41,404
Municipal bonds	750	80	—	830
Foreign bonds	2,000	45	—	2,045

Total	$720,999	$9,892	$1,171	$729,720

	December 31, 2014
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$8,538	$76	$—	$8,614
Ginnie Mae guaranteed mortgage certificates	5,038	194	—	5,232
GSE mortgage-backed securities	641,952	9,981	2,985	648,948
Collateralized mortgage obligations	45,494	59	283	45,270
Municipal bonds	44,378	1,986	—	46,364
Money market, mutual funds and certificates of deposit	3,458	—	52	3,406

Total	$748,858	$12,296	$3,320	$757,834

	December 31, 2014
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$677,501	$6,202	$2,507	$681,196
Collateralized mortgage obligations	47,384	264	227	47,421
Municipal bonds	870	91	—	961
Foreign bonds	2,000	11	—	2,011

Total	$727,755	$6,568	$2,734	$731,589

During the nine months ended September 30, 2015, the Bank sold $270 thousand of mutual funds that resulted in a loss of $14 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	At September 30, 2015
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$211,140	$810	$114,907	$478	$326,047	$1,288
Collateralized mortgage obligations	7	1	40,042	257	40,049	258
Subtotal, debt securities	$211,147	$811	$154,949	$735	$366,096	$1,546
Mutual Funds	—	—	633	35	633	35
Total temporarily impaired securities	$211,147	$811	$155,582	$770	$366,729	$1,581

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$38,246	$200	$396,600	$5,292	$434,846	$5,492
Collateralized mortgage obligations	31,990	170	22,881	340	54,871	510
Subtotal, debt securities	$70,236	$370	$419,481	$5,632	$489,717	$6,002
Mutual Funds	—	—	896	52	896	52
Total temporarily impaired securities	$70,236	$370	$420,377	$5,684	$490,613	$6,054

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $1.3 million related to its GSE mortgage-backed securities as of September 30, 2015.  Additionally, the Company had an unrealized loss of $258 thousand on GSE collateralized mortgage obligations and an unrealized loss of $35 thousand on mutual funds as of September 30, 2015.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.4% as of September 30, 2015.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.4% as of September 30, 2015. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2015.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 0.6% as of September 30, 2015. The Company’s investments that were in a loss position for less than 12 months included a GSE CMO with an unrealized loss of 0.6% as of September 30, 2015. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2015.

The following table sets forth the stated maturities of the investment securities at September 30, 2015 and December 31, 2014. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	September 30, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$355	$355	$347	$352
Due after one year through five years	4,685	4,838	8,268	8,531
Due after five years through ten years	24,038	24,719	28,870	29,666
Due after ten years	20,046	20,942	15,431	16,429
Mortgage-backed securities	605,457	614,905	692,484	699,450
Money market and mutual funds	12,796	12,761	3,458	3,406

Total	$667,377	$678,520	$748,858	$757,834

Held-to-maturity:
Due in one year or less	$120	$124	$1,620	$1,623
Due after one year through five years	2,505	2,604	995	1,052
Due after five years through ten years	125	147	255	297
Due after ten years	—	—	—	—
Mortgage-backed securities	718,249	726,845	724,885	728,617

Total	$720,999	$729,720	$727,755	$731,589

At September 30, 2015 and December 31, 2014, $89.1 million and $127.1 million, respectively, of securities were pledged to secure municipal deposits.  At September 30, 2015 and December 31, 2014, the Company had $344 thousand and $317 thousand, respectively, of securities pledged as collateral on interest rate swaps.

At September 30, 2015 and December 31, 2014, the Company held stock in the Federal Home Loan Bank (“FHLB”) of Pittsburgh totaling $8.8 million.  The Company accounts for the stock based on guidance which requires that the investment be carried at cost and be evaluated for impairment based on the ultimate recoverability of the par value. The Company evaluated its holdings in FHLB stock at September 30, 2015 and believes its holdings in the stock are ultimately recoverable at par.

NOTE 6 — LOANS

Loans at September 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
Commercial:
Commercial real estate	$854,528	$609,646
Commercial business loans	476,874	442,190
Commercial construction	80,535	69,140
Total commercial loans	1,411,937	1,120,976

Residential:
Residential real estate	721,498	667,800
Residential construction	259	268
Total residential loans	721,757	668,068

Consumer loans:
Home equity & lines of credit	230,308	227,055
Personal	22,367	28,668
Education	185,852	195,185
Automobile	184,125	181,793
Total consumer loans	622,652	632,701
Total loans	2,756,346	2,421,745

Allowance for losses	(47,674)	(50,654)
Loans, net	$2,708,672	$2,371,091

As of September 30, 2015, commercial real estate loans include $231.0 million of participations in portfolios of multi-family loans that were entered into during the first nine months of 2015.  The Company also purchased $40.6 million of residential real estate loans during the nine months ended September 30, 2015. These loans all met the Company’s underwriting standards and are secured by real estate located within the Company’s market area.

Included in the balance of residential loans are approximately $177 thousand and $1.5 million of loans held for sale at September 30, 2015 and December 31, 2014, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.  For the three and nine months ended September 30, 2015, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $5.0 million and $14.7 million, respectively, and recorded mortgage banking income of approximately $170 thousand and $564 thousand, respectively.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At September 30, 2015, shared national credits totaled $212.1 million, which included $115.3 million of leveraged lending transactions. All of these loans were classified as pass rated as of September 30, 2015 as all payments are current and the loans are performing in accordance with their contractual terms.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of September 30, 2015, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Prior to September 30, 2015, management had established an unallocated reserve that reflected the uncertainties in economic conditions and in identifying triggering events that directly correlated to subsequent loss rates, changes in appraised value of underlying collateral and other risk factors that had not yet manifested themselves in the loss allocation factors or historical loss experience as well as to reflected the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio.  As of September 30, 2015, management believes the previously unallocated component of $477 thousand as of June 30, 2015 and $550 thousand as of December 31, 2014 were captured by the underlying assumptions used in the methodology including the nine interagency qualitative factors that were assessed to adjust the allowance based on the incremental risk drives not adequately reflected in the quantitative component of the allowance. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at September 30, 2015 or December 31, 2014.

The summary activity in the allowance for loan losses for all portfolios for the nine months ended September 30, 2015 and 2014, and for the year ended December 31, 2014, is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(Dollars in thousands)	2015	2014	2014

Balance, beginning of year	$50,654	$55,649	$55,649
Provision for loan losses	(3,600)	200	200
Charge-offs	(3,405)	(11,419)	(14,529)
Recoveries	4,025	7,284	9,334

Balance, end of period	$47,674	$51,714	$50,654

The following table sets forth the activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	COMMERCIAL			RESIDENTIAL		CONSUMER
September 30, 2015 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654
Charge-offs	(320)	(684)	—	(252)	—	(503)	(322)	(78)	(1,246)	—	(3,405)
Recoveries	633	2,330	102	15	—	135	123	—	687	—	4,025
Provision (credit)	1,588	(2,523)	(1,144)	31	—	284	(1,056)	(89)	(141)	(550)	(3,600)
Allowance ending balance	$19,917	$17,387	$1,301	$1,754	$—	$2,585	$702	$118	$3,910	$—	$47,674

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	19,917	17,387	1,301	1,754	—	2,585	702	118	3,910	—	47,674
Total Allowance	$19,917	$17,387	$1,301	$1,754	$—	$2,585	$702	$118	$3,910	$—	$47,674

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,062	$2,474	$41	$11,268	$259	$2,007	$10	$—	$—	$—	$33,121
Collectively evaluated for impairment	837,466	474,400	80,494	710,230	—	228,301	22,357	185,852	184,125	—	2,723,225
Total Portfolio	$854,528	$476,874	$80,535	$721,498	$259	$230,308	$22,367	$185,852	$184,125	$—	$2,756,346

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2014 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649
Charge-offs	(5,804)	(5,338)	—	(702)	—	(180)	(724)	(99)	(1,682)	—	(14,529)
Recoveries	3,112	4,499	733	88	—	198	103	—	601	—	9,334
Provision (credit)	(1,381)	(198)	(1,578)	374	—	(482)	(109)	78	3,496	—	200
Allowance ending balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	18,016	18,264	2,343	1,960	—	2,669	1,957	285	4,610	550	50,654
Total Allowance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,984	$4,172	$1,419	$12,003	$268	$2,184	$122	$—	$—	$—	$38,152
Collectively evaluated for impairment	591,662	438,018	67,721	655,797	—	224,871	28,546	195,185	181,793	—	2,383,593
Total Portfolio	$609,646	$442,190	$69,140	$667,800	$268	$227,055	$28,668	$195,185	$181,793	$—	$2,421,745

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at September 30, 2015 and December 31, 2014:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	September 30, 2015
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$838,450	98%	$449,695	94%	$80,494	100%	$716,741	99%	$129	50%	$2,085,509	98%
Special Mention	6,089	1%	10,267	2%	—	—%	—	—%	—	—%	16,356	1%
Substandard	9,989	1%	16,912	4%	41	—%	4,757	1%	130	50%	31,829	1%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$854,528	100%	$476,874	100%	$80,535	100%	$721,498	100%	$259	100%	$2,133,694	100%

	December 31, 2014
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$579,847	95%	$419,316	95%	$66,191	96%	$662,394	99%	$138	51%	$1,727,886	97%
Special Mention	13,795	2%	5,628	1%	—	—%	—	—%	—	—%	19,423	1%
Substandard	16,004	3%	17,246	4%	2,949	4%	5,406	1%	130	49%	41,735	2%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$609,646	100%	$442,190	100%	$69,140	100%	$667,800	100%	$268	100%	$1,789,044	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.

The following tables set forth the consumer loan risk profile based on payment activity as of September 30, 2015 and December 31, 2014:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	September 30, 2015
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$228,678	99%	$22,367	100%	$160,703	86%	$184,125	100%	$595,873	96%
Non-performing	1,630	1%	—	—%	25,149	14%	—	—%	26,779	4%
Total	$230,308	100%	$22,367	100%	$185,852	100%	$184,125	100%	$622,652	100%

	December 31, 2014
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$225,197	99%	$28,557	100%	$169,889	87%	$181,793	100%	$605,436	96%
Non-performing	1,858	1%	111	—%	25,296	13%	—	—%	27,265	4%
Total	$227,055	100%	$28,668	100%	$195,185	100%	$181,793	100%	$632,701	100%

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of September 30, 2015

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$558	2%	$—	—%	$229	1%	$787	1%	$853,741	32%	$854,528	31%	$—	$1,058	8%
Commercial business loans	2,497	11%	200	2%	690	2%	3,387	6%	473,487	18%	476,874	17%	—	1,562	12%
Commercial construction	—	—%	—	—%	41	—%	41	—%	80,494	3%	80,535	3%	—	41	—%
Total commercial	$3,055	13%	$200	2%	$960	3%	$4,215	7%	$1,407,722	53%	$1,411,937	51%	$—	$2,661	20%

Residential:
Residential real estate	$2,670	12%	$526	6%	$3,308	11%	$6,504	11%	$714,994	27%	$721,498	26%	$—	$8,038	65%
Residential construction	—	—%	—	—%	259	1%	259	—%	—	—%	259	—%	—	259	2%
Total residential	$2,670	12%	$526	6%	$3,567	12%	$6,763	11%	$714,994	27%	$721,757	26%	$—	$8,297	67%

Consumer loans:
Home equity & lines of credit	$1,200	5%	$136	2%	$904	3%	$2,240	4%	$228,068	8%	$230,308	8%	$—	$1,630	13%
Personal	497	2%	37	—%	—	—%	534	1%	21,833	1%	22,367	1%	—	—	—%
Education	12,305	56%	7,144	87%	25,149	82%	44,598	72%	141,254	4%	185,852	7%	25,149	—	—%
Automobile	2,680	12%	271	3%	—	—%	2,951	5%	181,174	7%	184,125	7%	—	—	—%
Total consumer	$16,682	75%	$7,588	92%	$26,053	85%	$50,323	82%	$572,329	20%	$622,652	23%	$25,149	$1,630	13%

Total	$22,407	100%	$8,314	100%	$30,580	100%	$61,301	100%	$2,695,045	100%	$2,756,346	100%	$25,149	$12,588	100%

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2014

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$202	1%	$—	—%	$966	3%	$1,168	2%	$608,478	26%	$609,646	25%	$—	$1,721	12%
Commercial business loans	755	4%	—	—%	1,012	3%	1,767	3%	440,423	18%	442,190	18%	—	1,755	12%
Commercial construction	—	—%	—	—%	402	1%	402	1%	68,738	3%	69,140	3%	—	402	3%
Total commercial	$957	5%	$—	—%	$2,380	7%	$3,337	6%	$1,117,639	47%	$1,120,976	46%	$—	$3,878	27%

Residential:
Residential real estate	$1,843	8%	$356	3%	$3,414	11%	$5,613	9%	$662,187	28%	$667,800	28%	$—	$8,500	58%
Residential construction	—	—%	—	—%	268	1%	268	—%	—	—%	268	—%	—	268	2%
Total residential	$1,843	8%	$356	3%	$3,682	12%	$5,881	9%	$662,187	28%	$668,068	28%	$—	$8,768	60%

Consumer loans:
Home equity & lines of credit	$755	4%	$635	6%	$979	3%	$2,369	3%	$224,686	10%	$227,055	9%	$—	$1,858	12%
Personal	308	1%	134	1%	—	—%	442	1%	28,226	1%	28,668	1%	—	111	1%
Education	14,743	69%	8,918	85%	25,296	78%	48,957	76%	146,228	6%	195,185	8%	25,296	—	—%
Automobile	2,811	13%	481	5%	—	—%	3,292	5%	178,501	8%	181,793	8%	—	—	—%
Total consumer	$18,617	87%	$10,168	97%	$26,275	81%	$55,060	85%	$577,641	25%	$632,701	26%	$25,296	$1,969	13%

Total	$21,417	100%	$10,524	100%	$32,337	100%	$64,278	100%	$2,357,467	100%	$2,421,745	100%	$25,296	$14,615	100%

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of September 30, 2015 and 2014.  The Company had one accruing TDR in the amount of $150 thousand that was modified during the nine months ended September 30, 2015.

	September 30,		September 30,
	2015		2014
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	—	$—	2	$609
Commercial business loans	—	—	—	—
Commercial construction	—	—	—	—
Total commercial	—	—	2	609

Residential:
Residential real estate	4	560	1	76
Residential construction	—	—	—	—
Total real estate loans	4	560	1	76

Consumer loans:
Home equity & lines of credit	1	216	2	372
Automobile	—	—	1	13
Total consumer loans	1	216	3	385
Total loans	5	$776	6	$1,070

The following tables summarize information about TDRs as of and for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30, 2015
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	2	$352
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	1	150
Temporary reduction in interest rate	1	202
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	2	352
Outstanding principal balance immediately after modification	2	352
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	5	776
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

For the Nine Months Ended September 30, 2014
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	4	760
Outstanding principal balance at period end	6	1,070
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	523

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

Components of Impaired Loans

Impaired Loans

Year to date September 30, 2015

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,058	$1,058	$—	$1,654	$—	$—
Commercial Business	1,562	1,896	—	1,707	—	—
Commercial Construction	41	41	—	345	—	—
Residential Real Estate	8,188	8,819	—	8,249	—	—
Residential Construction	259	467	—	263	—	—
Home Equity and Lines of Credit	1,630	1,640	—	1,711	—	—
Personal	—	—	—	13	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$12,738	$13,921	$—	$13,945	$—	$—

Commercial	$2,661	$2,995	$—	$3,706	$—	$—
Residential	8,447	9,286	—	8,512	—	—
Consumer	1,630	1,640	—	1,727	—	—
Total	$12,738	$13,921	$—	$13,945	$—	$—

The impaired loans table above includes a $150 thousand accruing TDR that was modified during the nine months ended September 30, 2015 and is performing in accordance with its modified terms.

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

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at September 30, 2015. Interest income that would have been recorded for the nine months ended September 30, 2015, had impaired loans been current according to their original terms, amounted to $582 thousand.

Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at September 30, 2015 and December 31, 2014 amounted to $37.7 million and $39.9 million, respectively, and included $25.1 million and $25.3 million, respectively, of government guaranteed student loans.

NOTE 7 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  As of September 30, 2015, the other intangibles consisted of $2.8 million of core deposit intangibles, which are amortized over an estimated useful life of ten years and $2.1 million of customer list intangibles, which are amortized over a estimated remaining life of between four and six years.

Goodwill and other intangibles at September 30, 2015 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2015	$121,973	$6,136
Additions	—	135
Amortization	—	(1,406)
Balance at September 30, 2015	$121,973	$4,865

On August 3, 2015, Beneficial Insurance Services, a wholly owned subsidiary of Beneficial Bank, acquired Pye Karr Ambler & Co., Inc., a small insurance brokerage firm located in Jenkintown, Pennsylvania. As a result of this merger, a customer list intangible of $135 thousand was recorded and will be amortized over 4 years.

During 2014, management reviewed qualitative factors for the Bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2013. Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2014. As it relates to Beneficial Insurance Services, LLC, the Company performed an impairment test which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2014. During the nine months ended September 30, 2015, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 8 — OTHER ASSETS

The following table provides selected information on other assets at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
(Dollars in thousands)	2015	2014
Investments in affordable housing and other partnerships	$9,787	$10,131
Net deferred tax assets	41,976	43,685
Other real estate	1,451	1,578
Fixed assets held for sale	179	391
Mortgage servicing rights	1,360	1,403
Prepaid and other assets	2,508	11,011
Total other assets	$57,261	$68,199

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

NOTE 9 — DEPOSITS

Deposits consisted of the following major classifications at September 30, 2015 and December 31, 2014:

	September 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2015	Deposits	2014	Deposits

Non-interest bearing deposits	$377,852	11.3%	$369,683	9.5%
Interest-earning checking accounts	674,407	20.1%	632,345	16.3%
Stock subscription proceeds deposited in interest bearing account (1)	—	—%	463,036	11.9%
Municipal checking accounts	131,110	3.9%	179,439	4.6%
Money market accounts	401,477	12.0%	424,789	11.0%
Savings accounts	1,125,392	33.5%	1,126,848	29.1%
Certificates of deposit	643,128	19.2%	683,569	17.6%
Total deposits	$3,353,366	100.0%	$3,879,709	100.0%

(1)         Additional stock subscription proceeds of $19.1 million were held in escrow in various deposit accounts at December 31, 2014.

NOTE 10 — BORROWED FUNDS

Borrowed funds at September 30, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	September 30, 2015	December 31, 2014
FHLB advances	$165,000	$165,000
Statutory trust debenture	25,401	25,388
Total borrowed funds	$190,401	$190,388

The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At September 30, 2015 and December 31, 2014, loans in the amount of $240.5 million and $237.8 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

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

As of September 30, 2015, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2015:
Tier 1 Leverage (to average assets)	$1,024,202	22.30%	$183,706	4.00%	$229,633	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	1,004,195	37.12%	121,735	4.50%	175,839	6.50%
Tier 1 Capital (to risk weighted assets)	1,024,202	37.86%	162,313	6.00%	216,418	8.00%
Total Capital (to risk weighted assets)	1,058,258	39.12%	216,418	8.00%	270,522	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2015 and December 31, 2014:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2015:
Tier 1 Leverage (to average assets)	$770,537	16.79%	$183,563	4.00%	$229,453	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	770,537	28.53%	121,525	4.50%	175,537	6.50%
Tier 1 Capital (to risk weighted assets)	770,537	28.53%	162,034	6.00%	216,045	8.00%
Total Capital (to risk weighted assets)	804,535	29.79%	216,045	8.00%	270,056	10.00%

As of December 31, 2014:
Tier 1 Capital (to average assets)	$480,795	11.05%	$130,520	3.00%	$217,534	5.00%
Tier 1 Capital (to risk weighted assets)	480,795	21.17%	90,842	4.00%	136,262	6.00%
Total Capital (to risk weighted assets)	509,460	22.43%	181,683	8.00%	227,104	10.00%

NOTE 12 — INCOME TAXES

For the three months ended September 30, 2015, we recorded a provision for income taxes of $2.9 million, reflecting an effective tax rate of 32.9%, compared to a provision for income taxes of $2.6 million, reflecting an effective tax benefit of 28.7%, for the three months ended September 30, 2014.  For the nine months ended September 30, 2015, the Company recorded a provision for income taxes of $7.8 million, reflecting an effective tax benefit of 30.1%, compared to a provision for income taxes of $4.1 million, reflecting an effective tax rate of 23.0%, for the nine months ended September 30, 2014. The increase in income tax expense and the effective tax rate during these periods is due to increased profitability levels and a higher ratio of taxable income compared to tax exempt income for the three and nine months ended September 30, 2015 as compared to the same periods in 2014.

The effective income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships. Tax-exempt income, state and local income taxes and federal income tax credits (reduced) increased the effective tax rates by (3.0%),
2.5% and (3.0%) in the effective income tax rate calculation as of September 30, 2015, respectively, and (6.6%), 1.9% and (5.5%) in the effective income tax rate calculation as of September 30, 2014, respectively.

As of September 30, 2015, the Company had net deferred tax assets totaling $42.0 million. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established. The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as September 30, 2015. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

The components of net pension cost are as follows:

(Dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Service cost	$—	$—	$28	$32
Interest cost	960	954	196	225
Expected return on assets	(1,663)	(1,514)	—	—
Amortization of loss	528	336	51	22
Amortization of prior service cost	—	—	(130)	(132)
Amortization of transition obligation	—	—	—	41
Net periodic pension (benefit) cost	$(175)	$(224)	$145	$188

(Dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$—	$—	$115	$96
Interest cost	2,876	2,864	625	676
Expected return on assets	(4,973)	(4,542)	—	—
Amortization of loss	1,759	1,007	231	65
Amortization of prior service cost	—	—	(389)	(395)
Amortization of transition obligation	—	—	—	122
Net periodic pension (benefit) cost	$(338)	$(671)	$582	$564

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,773,463 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company funded the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of September 30, 2015, 928,840 shares were fully vested and 491,723 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant.  As a result of the second-step conversion, the 2014 period shares disclosed in this footnote were adjusted to reflect the 1.0999 exchange ratio.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and nine months ended September 30, 2015 was $354 thousand and $967 thousand, respectively, as compared to $275 thousand and $776 thousand, respectively, for the three and nine months ended September 30, 2014.

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2015:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2015	534,738	$8.89
Issued	239,587	11.41
Vested	(110,609)	8.33
Forfeited	(46,211)	8.48
Non-vested Stock Awards outstanding, September 30, 2015	617,505	10.00

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2014:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2014	566,668	$8.37
Issued	150,136	10.77
Vested	(109,192)	7.90
Forfeited	(70,064)	10.30
Non-vested Stock Awards outstanding, September 30, 2014	537,548	8.89

The fair value of the 110,609 shares that vested during the nine months ended September 30, 2015 was $1.3 million. The fair value of the 109,192 shares that vested during the nine months ended September 30, 2014 was $1.3 million.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms.

Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the nine months ended September 30, 2015, the Company granted 168,825 options compared to 741,882 options granted during the nine months ended September 30, 2014. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $386 thousand and $1.2 million, for the three and nine months ended September 30, 2015, respectively, compared to $397 thousand and $1.2 million for the three months and nine months ended September 30, 2014, respectively.

A summary of option activity as of September 30, 2015 and changes during the nine month period ended September 30, 2015 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2015	3,568,887	$9.51
Granted	168,825	11.44
Exercised	(148,640)	9.33
Forfeited	(78,865)	9.14
Expired	(88)	8.90
September 30, 2015	3,510,119	9.62

A summary of option activity as of September 30, 2014 and changes during the nine month period ended September 30, 2014 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2014	3,164,247	$9.20
Granted	741,882	10.77
Exercised	(254,517)	9.63
Forfeited	(39,321)	8.63
Expired	(275)	7.59
September 30, 2014	3,612,016	9.50

The weighted average remaining contractual term was approximately 5.87 years and the aggregate intrinsic value was $12.8 million for options outstanding as of September 30, 2015.  As of September 30, 2015, exercisable options totaled 2,135,762 with an average weighted exercise price of $9.57 per share, a weighted average remaining contractual term of approximately 4.62 years, and an aggregate intrinsic value of $7.9 million.  The weighted average remaining contractual term was approximately 6.69 years and the aggregate intrinsic value was $7.7 million for options outstanding as of September 30, 2014.  As of September 30, 2014, exercisable options totaled 1,837,350 with an average weighted exercise price of $9.68 per share, a weighted average remaining contractual term of approximately 5.02 years, and an aggregate intrinsic value of $3.6 million.

Significant weighted average assumptions used to calculate the fair value of the options for the nine months ended September 30, 2015 and 2014 are as follows:

	For the Nine Months Ended September 30,
	2015	2014
Weighted average fair value of options granted	$3.99	$3.97
Weighted average risk-free rate of return	1.74%	2.04%
Weighted average expected option life in months	78	78
Weighted average expected volatility	31.18%	32.67%
Expected dividends	$—	$—

As of September 30, 2015, there was $4.0 million of total unrecognized compensation cost related to options and $4.5 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of September 30, 2014, there was $5.2 million of total unrecognized compensation cost related to options and $3.2 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  The average weighted lives for the option expense were 2.98 and 3.57 years as of September 30, 2015 and September 30, 2014, respectively. The average weighted lives for the stock award expense were 3.57 and 3.42 years at September 30, 2015 and September 30, 2014, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

At September 30, 2015 and December 31, 2014, the Company had outstanding commitments to purchase or originate new loans aggregating $34.2 million and $32.0 million, respectively, commitments to customers on available lines of credit of $275.2 million and $215.4 million, respectively, commitments to fund commercial construction and other advances of $121.3 million and $47.7 million, respectively, and standby letters of credit of $9.9 million and $8.0 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $260 thousand and $211 thousand at September 30, 2015 and December 31, 2014, respectively.

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

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2015, the FASB issued ASU 2015-16: Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments.  GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  The Company intends to comply with the amendments in this update.

In August 2015, the FASB issued ASU 2015-14: Revenue from Contracts with Customers — Deferral of the Effective Date. On May 28, 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers. For public business entities, the effective date was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In response to stakeholders’ requests to defer the effective date of the guidance in Update 2014-09 and in consideration of feedback received through extensive outreach with preparers, practitioners, and users of financial statements, the Board issued proposed Accounting Standards Update, Revenue from Contracts with Customers: Deferral of the Effective Date.  The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. Public business entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company intends to comply with the effective date of this update.

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

In April 2015, the FASB issued ASU 2015-5: Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts.  For public business entities, the amendments in this update will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted for all entities. The Company evaluated its software agreements and does not anticipate an impact to the consolidated financial statements related to this guidance.

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

Also in August 2014, the FASB issued ASU 2014-14, Receivables — Troubled Debt Restructurings by Creditors: Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments in this update affect creditors that hold government guaranteed mortgage loans, including those guaranteed by the Federal Housing Administration and the U.S. Department of Veterans Affairs. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met (i) the loan has a government guarantee that is not separable from the loan before foreclosure, (ii) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and (iii) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company adopted the provisions of this guidance during the nine months ended September 30, 2015 and noted no material impact to the consolidated financial statements related to this guidance as the Company has no foreclosed government guaranteed mortgage loans.

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

Also in June 2014, the FASB issued ASU 2014-11 - Transfers and Servicing: Repurchase-to-Maturity Transaction, Repurchase Financings, and Disclosures: The amendments affect all entities that enter into repurchase-to-maturity transactions or repurchase financings. The amendments change the current accounting outcome by requiring repurchase-to-maturity transactions to be accounted for as secured borrowings.  Additionally, the amendments require that in a repurchase financing arrangement the repurchase agreement be accounted for separately from the initial transfer of the financial asset.  ASU 2014-11 requires a new disclosure for certain transactions that involve (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction.  The accounting changes in this update are effective for public business entities for the first interim or annual period beginning after December 15, 2014.  The Company adopted the provisions of this guidance during the nine months ended September 30, 2015 and noted no material impact to the consolidated financial statements related to this guidance as the Company has no such transactions.

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers: The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  This update, as issued, was effective for public companies beginning with the first fiscal year beginning after December 15, 2016, and the interim periods within that fiscal year. As previously discussed, the amendments in this update were deferred for all entities by one year as indicated in ASU 2015-14. The Company is in the process of evaluating the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at September 30, 2015:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,360	$1,360
Investment securities available for sale:
U.S. GSE and agency notes	—	6,720	—	6,720
GNMA guaranteed mortgage certificates	—	4,708	—	4,708
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	35,437	—	35,437
GSE mortgage-backed securities	—	574,760	—	574,760
Municipal bonds
General obligation municipal bonds	—	15,336	—	15,336
Revenue municipal bonds	—	16,686	—	16,686
Corporate securities	—	12,112	—	12,112
Money market funds	12,128	—	—	12,128
Mutual funds	633	—	—	633
Interest rate swap agreements	—	310	—	310
Total Assets	$12,761	$666,069	$1,360	$680,190
Liabilities:
Interest rate swap agreements
Total Liabilities	$—	$330	$—	$330
	$—	$330	$—	$330

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2014:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,403	$1,403
Investment securities available for sale:
U.S. GSE and agency notes	—	8,614	—	8,614
GNMA guaranteed mortgage certificates	—	5,232	—	5,232
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	45,270	—	45,270
GSE mortgage-backed securities	—	648,948	—	648,948
Municipal bonds
General obligation municipal bonds	—	29,580	—	29,580
Revenue municipal bonds	—	16,784	—	16,784
Money market funds	2,510	—	—	2,510
Mutual funds	896	—	—	896
Interest rate swap agreements	—	152	—	152
Total Assets	$3,406	$754,580	$1,403	$759,389
Liabilities:
Interest rate swap agreements	$—	$160	$—	$160
Total Liabilities	$—	$160	$—	$160

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

U.S. Government Sponsored Enterprise (GSE) and Agency Notes. Pricing evaluations are based on obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the evaluation process.  Evaluations are generated on either a price or spread basis as determined by the observed market data.  For spread-based evaluations, a non-call spread scale is created or an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Spreads are calculated continuously throughout the day, as well as “end of day”.

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

Corporate Securities. Pricing evaluations are based on obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the evaluation process.  Evaluations are generated on either a price or spread basis as determined by the observed market data.  For spread-based evaluations, a non-call spread scale is created or an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Spreads are calculated continuously throughout the day, as well as “end of day”.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2015 and 2014.

Level 3 Investments Only

	Nine Months Ended
	September 30, 2015	September 30, 2014
(Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,403	$1,524
Additions	108	51
Payments	(129)	(100)
Decrease in fair value due to changes in valuation inputs or assumptions	(22)	(43)
Balance, September 30,	$1,360	$1,432

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

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2015	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$3,725	$—	$—	$3,725	$(376)
Other real estate owned	424	—	—	424	(16)

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2014	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$2,441	$—	$—	$2,441	$(24)
Other real estate owned	337	—	—	337	(26)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At September 30, 2015		At December 31, 2014
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$270,009	$270,009	$534,015	$534,015
Securities available for sale	See previous table	678,520	678,520	757,834	757,834
Securities held to maturity	Level 2	720,999	729,720	727,755	731,589
FHLB stock	Level 3	8,786	8,786	8,830	8,830
Loans, net	Level 3	2,708,495	2,765,165	2,369,630	2,418,826
Loans held for sale	Level 2	177	182	1,461	1,538
Mortgage servicing rights	Level 3	1,360	1,360	1,403	1,403
Interest rate swaps	Level 2	310	310	152	152
Accrued interest receivable	Level 3	14,327	14,327	13,383	13,383

Liabilities:
Deposits	Level 2	3,353,366	3,355,844	3,879,709	3,884,644
Borrowed funds	Level 2	190,401	192,983	190,388	187,864
Interest rate swaps	Level 2	330	330	160	160
Accrued interest payable	Level 2	1,488	1,488	1,743	1,743

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2015 and December 31, 2014.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2015 and December 31, 2014 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of September 30, 2015 and September 30, 2014, the Company serviced $145.6 million and $151.7 million of residential mortgage loans, respectively.  During the three and nine months ended September 30, 2015, the Company recognized servicing fee income of $92 thousand and $280 thousand, respectively, compared to $97 thousand and $291 thousand for the same periods in 2014.

The following is an analysis of the activity in the Company’s residential MSRs for the nine months ended September 30, 2015 and 2014:

	Residential
	Mortgage Servicing Rights
	For the Nine Months Ended September 30,
Dollars in thousands	2015	2014

Balance, January 1,	$1,403	$1,524
Additions	108	51
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(22)	(43)
Paydowns	(129)	(100)
Balance, September 30,	$1,360	$1,432

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At September 30, 2015, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 10.53%, a discount rate equal to 9.50% and an escrow earnings credit rate equal to 1.66%.  At September 30, 2014, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 10.39%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 1.82%.

At September 30, 2015 and September 30, 2014, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	September 30, 2015	September 30, 2014
Fair value of residential mortgage servicing rights	$1,360	$1,432

Weighted average life (years)	5.5 years	5.6 years

Prepayment speed	10.53%	10.39%
Effect on fair value of a 20% increase	$(100)	$(105)
Effect on fair value of a 10% increase	(52)	(55)
Effect on fair value of a 10% decrease	54	56
Effect on fair value of a 20% decrease	113	118

Discount rate	9.50%	9.75%
Effect on fair value of a 20% increase	$(88)	$(95)
Effect on fair value of a 10% increase	(46)	(50)
Effect on fair value of a 10% decrease	48	52
Effect on fair value of a 20% decrease	100	108

Escrow earnings credit	1.66%	1.82%
Effect on fair value of a 20% increase	$33	$35
Effect on fair value of a 10% increase	16	17
Effect on fair value of a 10% decrease	(17)	(18)
Effect on fair value of a 20% decrease	(35)	(36)

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2015, the Company had six interest rate swaps with an aggregate notional amount of $24.4 million related to this program. During the three and nine months ended September 30, 2015, the Company recognized a net loss of $13 thousand and of $12 thousand, respectively, compared to a net gain of $1 thousand and a net loss of $26 thousand for the same periods in 2014 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2015 and December 31, 2014:

As of September 30, 2015

	Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,201	$310	$12,201	$330
Total derivatives	$12,201	$310	$12,201	$330

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

As of December 31, 2014

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,608	$152	$12,608	$160
Total derivatives	$12,608	$152	$12,608	$160

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of September 30, 2015

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$326	$—	$326	$—	$—	$326

Offsetting of Derivative Liabilities

As of September 30, 2015

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$346	$—	$346	$—	$344	$2

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2014

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$170	$—	$170	$—	$—	$170

Offsetting of Derivative Liabilities

As of December 31, 2014

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$178	$—	$178	$—	$317	$(139)

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

As of September 30, 2015, the termination value of the interest rate swaps in a liability position was $346 thousand.  The Company has minimum collateral posting thresholds with its counterparty. At September 30, 2015, the Company had $344 thousand of securities pledged as collateral on interest rate swaps. If the Company had breached any of these provisions at September 30, 2015 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at September 30, 2015.

NOTE 20 — SUBSEQUENT EVENT

On October 21, 2015, the Company entered into a Stock Purchase Agreement with Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, pursuant to which (i) the Company will acquire Conestoga’s ownership interest in Conestoga Bank, and (ii) Conestoga Bank will be subsequently merged with and into Beneficial Bank.

Pursuant to the terms of the Stock Purchase Agreement, the Company will acquire all of the outstanding shares of common stock of Conestoga Bank from Conestoga in exchange for a cash payment equal to 160% of the stated book value of Conestoga Bank’s outstanding common stock as of a date specified in the Stock Purchase Agreement, up to an aggregate purchase price not to exceed $105.0 million, excluding the effect of certain change-in-control and severance payments and transaction-related expenses incurred by Conestoga Bank in connection with the transaction, less goodwill and core deposit intangibles (the “Bank Tangible Book Value”).  To the extent that the Bank Tangible Book Value exceeds $65.625 million, which would equate to a purchase price in excess of $105.0 million, the Stock Purchase Agreement provides that Conestoga Bank shall declare and pay a dividend to Conestoga on the effective date of the transaction for the amount of the Bank Tangible Book Value in excess of $65.625 million.

Conestoga Bank is a locally-managed institution dedicated to providing high quality community banking and commercial lending services with locations in Philadelphia, Delaware, Montgomery, Bucks, Chester and Lehigh Counties.  Conestoga Bank has approximately $712 million in assets, $506 million in loans and $530 million in deposits as of June 30, 2015 and serves its customers from fourteen locations.  Conestoga Bank also provides equipment financing through its wholly owned subsidiary, Conestoga Equipment Finance and offers Small Business Administration loans to commercial customers.

The closing is anticipated to occur during the first or second quarter of 2016, subject to the receipt of all required regulatory approvals and the satisfaction of other customary closing conditions.

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

EXECUTIVE SUMMARY

Beneficial Bancorp is a Maryland corporation and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 56 offices throughout the Philadelphia and Southern New Jersey area.

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

Our primary source of revenue is net interest income. Net interest income, which comprises 83.2% of our revenue for the nine months ended September 30, 2015, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

The non-interest expense represents our operating costs and consists of salaries and employee benefits expenses, the cost of our equity plans, occupancy expenses, depreciation, amortization and maintenance expenses and other miscellaneous expenses, such as loan and owned real estate expenses, marketing, insurance, professional services and printing and supplies expenses. Our largest non-interest expense is salaries and employee benefits, which consist primarily of salaries and wages paid to our employees, payroll taxes, and expenses for health insurance, retirement plans and other employee benefits.

We are focused on deploying the second-step conversion proceeds to support growth and improve our financial performance.  During the nine months ended September 30, 2015, we entered into a total of $231.0 million of participations in portfolios of multi-family loans. We also purchased a total of $40.6 million of residential real estate loans and experienced organic loan growth. These loans all met our underwriting standards and are located within our market area. These loans should improve interest income levels in future periods.  In addition, on October 21, 2015, the Company entered into an agreement to purchase Conestoga Bank for an amount not to exceed $105.0 million, excluding the effect of certain change-in-control and severance payments and transaction-related expenses, as well as other purchase accounting adjustments. Conestoga Bank has approximately $712 million in assets as of June 30, 2015 and the transaction is anticipated to close during the first or second quarter of 2016.

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

We recorded net income for the three and nine months ended September 30, 2015 of $5.8 million, or $0.07 per diluted share, and $18.1 million, or $0.23 per diluted share, compared to net income of $6.5 million, or $0.08 per diluted share, and $13.6 million, or $0.17 per diluted share, for the three and nine months ended September 30, 2014.

For the three and nine months ended September 30, 2015, net interest income totaled $31.2 million and $92.5 million, respectively, an increase of $1.7 million, or 5.9%, from the three months ended September 30, 2014 and $4.3 million, or 4.9%, from the nine months ended September 30, 2014.  The increase in net interest income was primarily due to higher interest earning assets as a result of the second-step conversion proceeds. During 2015, these proceeds were utilized to increase the loan portfolio, which resulted in an increase in the average balance of loans. Net interest income was also positively impacted by a reduction in the average cost of liabilities primarily due to reductions in higher-cost time deposits and borrowings, which offset the decline in yields on loans and investments.

Net interest margin totaled 2.82% and 2.80% for the three and nine months ended September 30, 2015 as compared to 2.89% and 2.84% for each of the same periods in 2014. Loan growth and reductions in higher-cost time deposits and borrowings during 2015 has offset the pressure of the low interest rate environment and has helped stabilize net interest margin.  During the three and nine months ended September 30, 2015, we maintained high levels of cash, as a result of not yet deploying all of the second-step proceeds, which has put pressure on the net interest margin.  We intend to use the cash in future periods to fund loan growth.

For the nine months ended September 30, 2015, our loan portfolio increased $334.6 million, or 13.8%, primarily due to purchases of multi-family and residential loans, as well as organic growth primarily in our commercial lending groups.

Asset quality metrics continued to improve in 2015 as non-performing loans, excluding government guaranteed student loans, decreased to $12.6 million at September 30, 2015, compared to $14.6 million at December 31, 2014. The $2.0 million, or 13.9%, decrease from December 31, 2014 in non-performing loans was a function of our continued work out of non-performing assets.

As a result of the stabilization in our asset quality metrics and low net charge-offs recorded during the year, we recorded a $3.6 million negative provision for loan losses for the nine months ended September 30, 2015 compared to recording a $200 thousand provision for loan losses for the nine months ended September 30, 2014.  Net recoveries totaled $620 thousand during the nine months ended September 30, 2015 compared to net charge-offs of $4.1 million during the nine months ended September 30, 2014.

At September 30, 2015, the Bank’s allowance for loan losses totaled $47.7 million, or 1.73% of total loans, compared to $50.7 million, or 2.09% of total loans, at December 31, 2014.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Following the second-step conversion, our capital levels increased and are strong with tangible capital to tangible assets totaling 21.40% at September 30, 2015 compared to 10.44% at December 31, 2014. Our capital levels were significantly augmented by the $503.8 million public offering that we completed on January 12, 2015.

We believe in working with our customers to help them save and use credit wisely. We dedicate financial and human capital to support organizations that share our sense of responsibility to do what’s right for the communities we serve. We remain committed to the financial responsibility we have practiced throughout our 162-year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.8 million to $9.5 million for the nine months ended September 30, 2015. We also have approximately $39.2 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $3.9 million. During the nine months ending September 30, 2015 and during 2014 and 2013, levels of delinquencies, net charge-offs and non-performing assets declined. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in this Annual Report.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at both September 30, 2015 and December 31, 2014.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We have adopted the amendments included in Accounting Standards Update 2011-08, which allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2014, management reviewed qualitative factors for the banking unit, which represented $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2013. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2014. Additionally during 2014, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represented $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2014. Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2014, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods. We did not note any negative trends in the financial performance or general market conditions for Beneficial Insurance Services, LLC for the nine months ended September 30, 2015 that would indicate potential goodwill impairment.

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

During the nine months ended September 30, 2015, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of September 30, 2015, we had net deferred tax assets totaling $42.0 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of September 30, 2015.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets decreased $23.4 million, or 0.5%, to $4.73 billion at September 30, 2015 compared to $4.75 billion at December 31, 2014.  Cash and cash equivalents decreased $264.0 million to $270.0 million at September 30, 2015 from $534.0 million at December 31, 2014.  The decrease in cash and cash equivalents was primarily driven by the deployment of a portion of the second-step conversion proceeds through participations in portfolios of multi-family loans and purchases of residential real estate loans during the year as well as organic loan growth.

Investments decreased $86.1 million, or 5.8%, to $1.41 billion at September 30, 2015 compared to $1.49 billion at December 31, 2014.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments. We are also focused on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.

Loans increased $334.6 million, or 13.8%, to $2.76 billion at September 30, 2015 from $2.42 billion at December 31, 2014.  The increase was primarily due to $231.0 million of participations in portfolios of multi-family loans and the purchase of $40.6 million of residential real estate loans.  The remaining increase was due to organic growth in our commercial real estate and commercial business loans, which include shared national credits.

Deposits decreased $526.3 million, or 13.6%, to $3.35 billion at September 30, 2015 from $3.88 billion at December 31, 2014.  Deposits at December 31, 2014 included $482.1 million of subscription funds held in deposit accounts in connection with the second-step conversion offering that were reclassified into stockholders’ equity in the first quarter of 2015. Excluding the $482.1 million of subscription funds, deposits decreased $44.2 million during the nine months ended September 30, 2015. The $44.2 million decrease in deposits during the nine months ended September 30, 2015 was primarily due to a $48.3 million decrease in municipal deposits and a $42.2 million decrease in time deposits, both of which resulted from our planned run-off of higher-cost, non-relationship-based accounts, partially offset by increases in interest and non-interest bearing checking deposits.

Stockholders’ equity increased $500.9 million, or 82.0%, to $1.11 billion at September 30, 2015 from $610.9 million at December 31, 2014.  The increase in stockholders’ equity was primarily due to net proceeds received in connection with the completion of the second-step conversion during the first quarter of 2015.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014

General — For the three months ended September 30, 2015, net income was $5.8 million, or $0.07 per diluted share, compared to $6.5 million, or $0.08 per diluted share, for the three months ended September 30, 2014.

Net Interest Income — For the three months ended September 30, 2015, net interest income was $31.2 million, an increase of $1.7 million, or 5.9%, from the three months ended September 30, 2014. The increase in net interest income was primarily due to higher interest earning assets as a result of the second-step conversion proceeds. During 2015, these proceeds were partially utilized to increase the loan portfolio, which resulted in an increase in the average balance of loans.  Net interest income was also positively impacted by a reduction in the average balance of interest bearing liabilities, primarily due to reductions in higher-cost time deposits and borrowings.  The net interest margin totaled 2.82% for the three months ended September 30, 2015 as compared to 2.89% for the same period in 2014. Net interest margin included 4 basis points and 8 basis points for the quarter ended September 30, 2015 and 2014, respectively, related to loan recoveries, prepayments and adjustments.  The decrease in the net interest margin for the three months ended September 30, 2015 was primarily due to a decrease in the yield on loans partially offset by a reduction in the average cost of liabilities. We expect that the continued low interest rate environment will put pressure on the net interest margin in future periods but we are focused on growing our loan portfolio and improving our balance sheet mix to help stabilize our net interest margin.

Provision for Loan Losses — As a result of the stabilization in our asset quality metrics and low net charge-offs recorded during the third quarter of 2015, we recorded no provision for loan losses for the three months ended September 30, 2015 compared to recording a $1.6 million negative provision for loan losses for the three months ended September 30, 2014.  Net charge-offs totaled $118 thousand during the three months ended September 30, 2015 compared to net recoveries of $640 thousand during the three months ended September 30, 2014. Non-performing loans, excluding government guaranteed student loans, decreased to $12.6 million at September 30, 2015, compared to $14.6 million at December 31, 2014.  The $2.0 million, or 13.9%, decrease from December 31, 2014 in non-performing loans was the result of our continued work out of non-performing assets.

At September 30, 2015, the Bank’s allowance for loan losses totaled $47.7 million, or 1.73% of total loans, compared to $50.7 million, or 2.09% of total loans at December 31, 2014.

Non-interest Income — For the three months ended September 30, 2015, non-interest income totaled $5.8 million, a decrease of $1.4 million, or 19.1%, from the three months ended September 30, 2014. The decrease was primarily due to a $1.6 million net gain recorded during the three months ended September 30, 2014 on the sale of non-performing commercial loans held for sale and a $333 thousand decline in the gain on the sale of investment securities, partially offset by a $504 thousand increase in limited partnership income.

Non-interest Expense — For the three months ended September 30, 2015, non-interest expense totaled $28.3 million, a decrease of $755 thousand, or 2.6%, from the three months ended September 30, 2014.  The decrease in non-interest expense was primarily driven by a $321 thousand decrease in classified loan and other real estate owned related expenses due to improved asset quality and a $438 thousand decrease in debit card rewards expense due to changes in the program parameters.

Income Taxes — For the three months ended September 30, 2015, we recorded a provision for income taxes of $2.9 million, reflecting an effective tax rate of 32.9%, compared to a provision for income taxes of $2.6 million, reflecting an effective tax rate of 28.7%, for the three months ended September 30, 2014. The increase in income tax expense and the effective tax rate was due to increased profitability levels and a higher ratio of taxable income compared to tax exempt income for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The effective tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2015 and September 30, 2014.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended September 30,			Three Months Ended September 30,
	2015			2014
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$261,675	$167	0.25%	$205,969	$131	0.25%
Stock	8,789	101	4.45%	15,613	157	3.95%
Other Investment securities	1,417,257	7,338	2.07%	1,455,503	7,545	2.07%
Total Investment securities	1,687,721	7,606	1.80%	1,677,085	7,833	1.87%
Loans:
Real estate loans
Residential	714,829	7,438	4.16%	670,455	7,379	4.40%
Non-residential	862,636	9,416	4.31%	627,684	7,660	4.80%
Total real estate	1,577,465	16,854	4.24%	1,298,139	15,039	4.59%
Business loans	216,290	2,341	4.25%	203,625	3,119	6.02%
Shared National Credits	206,384	1,339	2.54%	133,960	700	2.04%
Small Business loans	83,753	1,205	5.66%	97,362	1,346	5.44%
Total Business & Small Business loans	506,427	4,885	3.80%	434,947	5,165	4.67%
Total Business loans	1,369,063	14,301	4.11%	1,062,631	12,825	4.75%
Personal loans	620,682	6,605	4.22%	639,186	6,929	4.30%
Total loans, net of discount	2,704,574	28,344	4.15%	2,372,272	27,133	4.53%
Total interest earning assets	4,392,295	$35,950	3.25%	4,049,357	$34,966	3.43%
Non-interest earning assets	337,701			341,938
Total assets	$4,729,996			$4,391,295
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,140,479	$986	0.34%	$1,134,951	$997	0.35%
Money market accounts	407,547	341	0.33%	440,303	357	0.32%
Demand deposits	669,527	361	0.21%	661,864	342	0.20%
Demand deposits - Municipals	118,709	32	0.11%	219,605	66	0.12%
Certificates of deposit	650,354	1,796	1.10%	701,214	1,942	1.10%
Total interest-bearing deposits	2,986,616	3,516	0.47%	3,157,937	3,704	0.47%
Borrowings	190,453	1,277	2.66%	250,446	1,831	2.90%
Total interest-bearing liabilities	3,177,069	4,793	0.60%	3,408,383	5,535	0.64%
Non-interest-bearing deposits	379,282			320,636
Other non-interest-bearing liabilities	68,717			53,307
Total liabilities	3,625,068			3,782,326
Total stockholders’ equity	1,104,928			608,969
Total liabilities and stockholders’ equity	$4,729,996			$4,391,295
Net interest income		$31,157			$29,431
Interest rate spread			2.65%			2.79%
Net interest margin			2.82%			2.89%
Average interest-earning assets to average interest-bearing liabilities			138.25%			118.81%

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and September 30, 2014

General — For the nine months ended September 30, 2015, net income was $18.1 million, or $0.23 per diluted share, compared to net income of $13.6 million, or $0.17 per diluted share, for the nine months ended September 30, 2014.

Net Interest Income — For the nine months ended September 30, 2015, net interest income was $92.5 million, an increase of $4.3 million, or 4.9%, from the nine months ended September 30, 2014. The increase in net interest income was primarily due to higher interest earning assets as a result of the second-step conversion proceeds. During 2015, these proceeds were utilized to increase the loan portfolio, which resulted in an increase in the average balance of loans.  Net interest income was also positively impacted by a reduction in the average balance of interest bearing liabilities, primarily due to a $146.6 million decrease in the average balance of municipal deposits and a $60.0 million decrease in the average balance of borrowings.  Our net interest margin decreased to 2.80% for the nine months ended September 30, 2015 from 2.84% for the same period in 2014.

Provision for Loan Losses — As a result of the improvement in our asset quality metrics and net recoveries recorded during the nine months ended September 30, 2015, we recorded a $3.6 million negative provision for loan losses for the nine months ended September 30, 2015 compared to recording a $200 thousand provision for loan losses for the same period in 2014.

At September 30, 2015, our allowance for loan losses totaled $47.7 million, or 1.73% of total loans, compared to an allowance for loan losses of $50.7 million, or 2.09% of total loans at December 31, 2014.

Non-interest Income — For the nine months ended September 30, 2015, non-interest income totaled $18.6 million, a decrease of $520 thousand, or 2.7%, from the nine months ended September 30, 2014. The decrease was primarily due to a $1.6 million net gain recorded during the nine months ended September 30, 2014 on the sale of non-performing commercial loans held for sale and a $639 thousand decrease in the net gain on the sale of investment securities.  These decreases were partially offset by an increase of $1.5 million in limited partnership income and $628 thousand in foreign ATM fees.

Non-interest Expense — For the nine months ended September 30, 2015, non-interest expense remained relatively consistent at $88.8 million, a decrease of $715 thousand, or 0.8%, from the nine months ended September 30, 2014. The slight decrease in non-interest expense was primarily driven by a $1.9 million increase in salaries and employee benefits due to merit increases and other retirement benefits, a $956 thousand increase in marketing expenses due to current year initiatives to continue rebranding and drive future growth and a $291 thousand increase in professional fees.  These increases were partially offset by a $1.2 million decrease in occupancy expenses related to our headquarters move in the first quarter of 2014, a $1.1 million decrease in debit card rewards expense due to changes in the program parameters, a $697 thousand decrease in FDIC insurance expense due to lower assessments, and a $200 thousand decrease in classified loan and other real estate owned related expenses.

Income Taxes — For the nine months ended September 30, 2015, we recorded a provision for income taxes of $7.8 million, reflecting an effective tax rate of 30.1%, compared to a provision for income taxes of $4.1 million, reflecting an effective tax rate of 23.0%, for the nine months ended September 30, 2014. The increase in income tax expense and the effective tax rate was due to increased profitability levels and a higher ratio of taxable income compared to tax exempt income for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships.  These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2015 and September 30, 2014. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015			2014
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$312,832	$593	0.25%	$270,123	$510	0.25%
Stock	8,805	669	10.02%	16,303	529	4.28%
Other Investment securities	1,458,978	22,788	2.08%	1,504,669	24,025	2.13%
Total Investment securities	1,780,615	24,050	1.80%	1,791,095	25,064	1.87%
Loans:
Real estate loans
Residential	698,094	22,308	4.26%	674,141	22,625	4.47%
Non-residential	788,131	25,829	4.34%	587,297	21,550	4.85%
Total real estate	1,486,225	48,137	4.30%	1,261,438	44,175	4.65%
Business loans	213,322	7,277	4.51%	229,695	8,115	4.67%
Shared National Credits	201,486	4,118	2.70%	101,661	2,180	2.83%
Small Business loans	87,675	3,635	5.48%	102,300	4,344	5.61%
Total Business & Small Business loans	502,483	15,030	3.95%	433,656	14,639	4.46%
Total Business loans	1,290,614	40,859	4.18%	1,020,953	36,189	4.69%
Personal loans	624,044	19,638	4.21%	643,111	20,978	4.36%
Total loans, net of discount	2,612,752	82,805	4.21%	2,338,205	79,792	4.54%
Total interest earning assets	4,393,367	$106,855	3.24%	4,129,300	$104,856	3.38%
Non-interest earning assets	343,298			344,395
Total assets	$4,736,665			$4,473,695
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,135,868	$2,938	0.35%	$1,140,736	$2,975	0.35%
Money market accounts	418,643	1,030	0.33%	442,344	1,057	0.32%
Demand deposits	705,821	1,090	0.21%	671,412	1,029	0.20%
Demand deposits - Municipals	129,760	107	0.11%	276,335	244	0.12%
Certificates of deposit	661,940	5,392	1.09%	714,570	5,931	1.11%
Total interest-bearing deposits	3,052,032	10,557	0.46%	3,245,397	11,236	0.46%
Borrowings	190,435	3,784	2.66%	250,420	5,442	2.91%
Total interest-bearing liabilities	3,242,467	14,341	0.59%	3,495,817	16,678	0.64%
Non-interest-bearing deposits	375,109			313,221
Other non-interest-bearing liabilities	72,131			52,462
Total liabilities	3,689,707			3,861,500
Total stockholders’ equity	1,046,958			612,195
Total liabilities and stockholders’ equity	$4,736,665			$4,473,695
Net interest income		$92,514			$88,178
Interest rate spread			2.65%			2.74%
Net interest margin			2.80%			2.84%
Average interest-earning assets to average interest-bearing liabilities			135.49%			118.12%

Asset Quality

Non-performing assets decreased $2.3 million to $39.2 million at September 30, 2015 from $41.5 million at December 31, 2014. The ratio of non-performing assets to total assets decreased to 0.83% at September 30, 2015 from 0.87% at December 31, 2014.

ASSET QUALITY INDICATORS

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2015	2015	2014	2014

Non-performing assets:
Non-accruing loans	$12,588	$12,812	$14,615	$14,429
Accruing loans past due 90 days or more	25,149	25,460	25,296	20,920
Total non-performing loans	37,737	38,272	39,911	35,349

Real estate owned	1,451	1,359	1,578	2,161

Total non-performing assets	$39,188	$39,631	$41,489	$37,510

Non-performing loans to total loans	1.37%	1.41%	1.65%	1.48%
Non-performing assets to total assets	0.83%	0.84%	0.87%	0.86%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.30%	0.30%	0.34%	0.38%
ALLL to total loans	1.73%	1.76%	2.09%	2.16%
ALLL to non-performing loans	126.33%	124.87%	126.92%	146.30%
ALLL to non-performing loans, excluding government guaranteed student loans	378.73%	373.03%	346.59%	358.40%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $25.1 million and $25.3 million in government guaranteed student loans as of September 30, 2015 and December 31, 2014, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, and as a result, no specific valuation allowance was maintained at September 30, 2015 or December 31, 2014 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2015			December 31, 2014
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$1,411,937	$38,605	2.73%	$1,120,976	$38,623	3.45%
Residential	721,757	1,754	0.24%	668,068	1,960	0.29%
Consumer	622,652	7,315	1.17%	632,701	9,521	1.50%
Unallocated	—	—	—	—	550	—
Total	$2,756,346	$47,674	1.73%	$2,421,745	$50,654	2.09%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of September 30, 2015, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Prior to September 30, 2015, management had established an unallocated reserve that reflected the uncertainties in economic conditions and in identifying triggering events that directly correlated to subsequent loss rates, changes in appraised value of underlying collateral and other risk factors that had not yet manifested themselves in the loss allocation factors or historical loss experience as well as to reflected the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio.  As of September 30, 2015, management believes the previously unallocated component of $550 thousand as of December 31, 2014 were captured by the underlying assumptions used in the methodology including the nine interagency qualitative factors that were assessed to adjust the allowance based on the incremental risk drives not adequately reflected in the quantitative component of the allowance. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience as well as the nine interagency qualitative factors including changes in lending policies and procedures, economic conditions, nature, volume and terms of loans, experience and ability of staff, delinquent, classified and nonaccrual loans, internal loan review system, concentrations of credits and other factors.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $25.1 million and $25.3 million in government guaranteed student loans at September 30, 2015 and December 31, 2014, respectively.

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

Commercial Loan Portfolio. The allowance for the commercial portfolio totaled $38.6 million at both September 30, 2015 and December 31, 2014. We experienced a decrease in commercial criticized and classified loans and net charge-offs during the nine months ended September 30, 2015, with net recoveries on commercial loans of $1.6 million for the nine months ended September 30, 2015 compared to net charge-offs of $2.3 million for the nine months ended September 30, 2014. The allowance for loan losses related to the commercial portfolio was 2.7% of commercial loans at September 30, 2015 compared to 3.4% of commercial loans at December 31, 2014.  The decrease is the commercial reserve percentage was due to a $291.0 million increase in commercial loans during the nine months ended September 30, 2015, primarily as a result of the previously discussed $231.0 million of purchases in participations of multi-family loans that occurred during the first nine months of 2015, as well as organic growth.  We believe the commercial reserves are adequate given the decrease in delinquencies and the net recoveries experienced during the nine months ended September 30, 2015.

Residential Loans. The allowance for the residential loan portfolio was $1.8 million, or 0.24% of residential loans, at September 30, 2015 compared to $2.0 million, or 0.29% of residential loans, at December 31, 2014. We continue to experience consistently low levels of net charge-offs with this portfolio. Our residential loan net charge-offs decreased to $221 thousand, reflecting a 0.04% annualized loss rate, for the nine months ended September 30, 2015 compared to $365 thousand, reflecting a 0.08% annualized loss rate, for the nine months ended September 30, 2014.  We believe the balance of residential reserves are appropriate given the continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $7.3 million, or 1.2% of consumer loans, at September 30, 2015 compared to $9.5 million, or 1.5% of consumer loans, at December 31, 2014. We have experienced year over year improvement of delinquencies with this portfolio.  Our delinquent consumer loans, excluding student loans, decreased $648 thousand, or 10.9%, to $5.6 million at September 30, 2015 from $5.9 million at December 31, 2014.  We believe the balance of consumer reserves are appropriate given the decrease in delinquencies.

The allowance for loan losses is maintained at levels that management considers appropriate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration historical losses and other quantitative adjustments as well as the nine interagency qualitative factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be sufficient should the quality of loans deteriorate as a result of the factors described above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. During the nine months ended September 30, 2015, we raised $474.4 million of cash proceeds, net of offering costs, in connection with our second-step conversion.  We used a portion of that cash to fund purchases of participations in a total of $231.0 million of multifamily commercial real estate loans, purchases of $40.6 million of residential real estate loans as well as organic loan growth in our commercial real estate and commercial business loan portfolios, which include shared national credits, during the first nine months of 2015. At September 30, 2015, cash and cash equivalents totaled $270.0 million, including overnight investments of $221.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $721.0 million at September 30, 2015. At September 30, 2015, we had $165.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $2.70 billion at September 30, 2015, compared to $3.20 billion at December 31, 2014. The decrease in core deposits was driven by $463.0 million of subscription funds held in an interest-bearing deposit account at December 31, 2014 in connection with the second-step conversion offering that were reclassified into stockholders’ equity in the first quarter of 2015. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources may include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. As of September 30, 2015 and December 31, 2014, aggregate wholesale funding totaled $308.0 million and $306.2 million, respectively. In addition, at September 30, 2015, we had arrangements to borrow up to $1.4 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On September 30, 2015, we had $165.0 million of advances outstanding and $175.0 million of future dated advances outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2015, the Bank had $440.6 million in loan commitments outstanding, which consisted of $28.3 million and $5.9 million in commercial and consumer commitments to fund new loans, respectively, $275.2 million in commercial and consumer unused lines of credit, $121.3 million of commitments to fund commercial construction and other advances, and $9.9 million in standby letters of credit.  Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2015 totaled $388.6 million, or 60.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at September 30, 2015:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed Funds	$190,401	$70,000	$95,000	$—	$25,401
Commitments to fund new loans	34,192	34,192	—	—	—
Commitments to fund commercial construction and other advances	121,319	13,573	54,557	18,802	34,387
Unused lines of credit	275,172	152,722	28,933	24,795	68,722
Standby letters of credit	9,940	7,569	1,331	20	1,020
Operating lease obligations	60,724	5,305	10,819	10,174	34,426
Total	$691,748	$283,361	$190,640	$53,791	$163,956

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company has not paid any dividends to shareholders in the past.  The Company has repurchased shares of its common stock, although under current Federal Reserve Board regulations the Company is precluded from repurchasing its stock in the first year following its second-step conversion. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At September 30, 2015, the Company (stand-alone) had liquid assets of $248.8 million.  The majority of the cash held by the Company (stand-alone) as of September 30, 2015 includes net proceeds received in connection with the second-step conversion.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2015, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of September 30, 2015, approximately 96.0% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at September 30, 2015, approximately 3.3% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 0.7% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, FHLB stock and mutual funds.

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

During the second quarter of 2015, the Bank entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $100.0 million and $75.0 million, respectively, at a fixed interest rate during the period from April 2016 through April 2019 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended September 30, 2015.

For the nine months ended September 30, 2015, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at September 30, 2015.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2015:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$107,869	$120,632	$126,579
% change	(10.58)%		4.93%

Economic Value at Risk:
Equity	$1,177,116	$1,252,074	$1,204,404
% change	(5.99)%		(3.81)%

As of September 30, 2015, based on the scenarios above, net interest income at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our September 30, 2015 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three and nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2015.  The Company is no longer repurchasing shares due to the second-step stock offering.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31	707	(1)	$12.81	—	1,070,029
August 1-31	—		—	—	1,070,029
September 1-30	—		—	—	1,070,029

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

4.1                               Stock Certificate of Beneficial Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0                 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: October 29, 2015	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: October 29, 2015	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)