Form 10-K
period 2015-12-31
Beneficial Bancorp Inc.
filed 2016-02-26
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-36806

BENEFICIAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	47-1569198 (I.R.S. Employer Identification No.)

1818 Market Street, Philadelphia, Pennsylvania (Address of principal executive offices)	19103 (Zip Code)

Registrant’s telephone number, including area code:  (215) 864-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

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

(Check one):	Large Accelerated Filer ☒	Accelerated Filer ☐
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015 was approximately $1.03 billion.  As of February 26, 2016, there were 80,124,714 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.   Business

General

Beneficial Bancorp, Inc. (the “Company”) is a Maryland corporation that was incorporated in August 2014 to be the successor to Beneficial Mutual Bancorp, Inc. (“Beneficial Mutual Bancorp”) upon completion of the second-step conversion of Beneficial Bank (the “Bank”) from the two-tier mutual holding company structure to the stock holding company structure. Beneficial Savings Bank MHC was the former mutual holding company for Beneficial Mutual Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, Beneficial Savings Bank MHC merged into Beneficial Mutual Bancorp (and ceased to exist), and Beneficial Mutual Bancorp merged into the Company, with the Company as the surviving entity. The second-step conversion was completed on January 12, 2015, at which time the Company sold, for gross proceeds of $503.8 million, a total of 50,383,817 shares of common stock at $10.00 per share, including 2,015,352 shares purchased by the Bank’s employee savings and stock ownership plan. As part of the second-step conversion, each of the existing 29,394,417 outstanding shares of Beneficial Mutual Bancorp common stock owned by persons other than Beneficial Savings Bank MHC was converted into 1.0999 of a share of Company common stock. Upon the completion of the second-step conversion, the Bank changed its legal name from Beneficial Mutual Savings Bank to Beneficial Bank.

The consolidated financial statements include the accounts of the Company, the Bank, a Pennsylvania chartered savings bank, and the Bank’s subsidiaries. Because the Bank’s second-step conversion was completed on January 12, 2015, all financial and other information for the year ended December 31, 2014 and years prior is presented in this Annual Report on Form 10-K as derived from the consolidated financial statements of Beneficial Mutual Bancorp.

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

Pursuant to the terms of the Stock Purchase Agreement, the Company will acquire all of the outstanding shares of common stock of Conestoga Bank from Conestoga in exchange for a cash payment equal to 160% of the stated book value of Conestoga Bank’s outstanding common stock as of a date specified in the Stock Purchase Agreement, up to an aggregate purchase price not to exceed $105.0 million, excluding the effect of certain change-in-control and severance payments and transaction-related expenses incurred by Conestoga Bank in connection with the transaction, less goodwill and core deposit intangibles (the “Bank Tangible Book Value”).  To the extent that the Bank Tangible Book Value exceeds $65.625 million, which would equate to a purchase price in excess of $105.0 million, the Stock Purchase Agreement provides that Conestoga Bank will declare and pay a dividend to Conestoga on the effective date of the transaction for the amount of the Bank Tangible Book Value in excess of $65.625 million.

Conestoga Bank is a locally-managed institution dedicated to providing high quality community banking and commercial lending services with locations in Philadelphia, Delaware, Montgomery, Bucks, Chester and Lehigh Counties.  Conestoga Bank has approximately $712 million in assets, $506 million in loans and $530 million in deposits as of June 30, 2015 and serves its customers from 14 locations.  Conestoga Bank also provides equipment financing through its wholly owned subsidiary, Conestoga Equipment Finance and offers Small Business Administration loans to commercial customers.

On January 15, 2016 and January 19, 2016, Beneficial received notice from the Federal Deposit Insurance Corporation (the “FDIC”) and the Pennsylvania Department of Banking and Securities (the “Department”), respectively, of their approval of Beneficial’s merger with Conestoga Bank.  In addition, on December 21, 2015, the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) granted the Company’s request for a waiver with respect to the filing of a Federal Reserve Board application regarding the pending acquisition.  Beneficial anticipates closing the acquisition in April 2016.

We have also acquired other financial services companies in previous years to expand the retail products and services we offer to our customers. In 2005, Beneficial Insurance Services, LLC, a wholly owned subsidiary of Beneficial Bank, acquired the assets of a Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provided property, casualty, life, health and benefits insurance services to individuals and businesses. In 2007, Beneficial Insurance Services, LLC also acquired the business of CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company headquartered in Plymouth Meeting, Pennsylvania. Most recently, on August 3, 2015, Beneficial Insurance Services, LLC acquired Pye Karr Ambler & Co., Inc., a small insurance brokerage firm located in Jenkintown, Pennsylvania.

Market Area

We are headquartered in Philadelphia, Pennsylvania. We currently operate 32 full-service banking offices in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties, Pennsylvania and 23 full-service banking offices in Burlington, Gloucester, and Camden Counties, New Jersey. We also operate one lending office in Montgomery County, Pennsylvania. In addition, Beneficial Insurance Services, LLC, operates one office in Montgomery County, Pennsylvania, and provides property, causality, life, health and professional liability insurance to our customers. We regularly evaluate our network of banking offices to optimize the penetration in our market area. We will occasionally open or consolidate banking offices.

Philadelphia is the sixth largest metropolitan region in the United States and home to over 64 colleges and universities. Traditionally, the economy of the Philadelphia metropolitan area was driven by the manufacturing and distribution sectors. However, the region has evolved into a more diverse economy geared toward information and service-based businesses. Currently, the leading employment sectors in the region are (1) educational and health services; (2) transportation, trade and utilities services; (3) professional and business services; and (4) due to the region’s numerous historic attractions, leisure and hospitality services. The region’s leading employers include Jefferson Health System, the University of Pennsylvania Health System, Merck & Company, Inc. and Comcast Corporation. The Philadelphia metropolitan area has also evolved into one of the major corporate centers in the United States due to its geographic location, access to transportation, significant number of educational facilities to supply technical talent and available land for corporate and industrial development. The Philadelphia metropolitan area is currently home to 12 Fortune 500 companies, including AmerisourceBergen, Comcast, PPL, DuPont, Aramark and Lincoln National.

According to a 2014 census estimate, the population of our eight-county primary retail market area totaled approximately 5.3 million. Overall, the eight counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections. The unemployment rate, not seasonally adjusted, for the Philadelphia metropolitan area totaled 4.8% in December 2015, which was lower than the national unemployment rate of 5.0% in December 2015.

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

We intend to continue to emphasize commercial and small business lending and remain focused on commercial real estate lending. We will continue to proactively monitor and manage existing credit relationships. During the year ended December 31, 2015, we continued to invest in our credit risk management and lending staff and processes to position Beneficial Bank for growth. Specifically, in the past year, we hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts.

Commercial Real Estate Loans. At December 31, 2015, commercial real estate loans totaled $971.1 million, or 33.0% of our total loan portfolio. This portfolio is comprised of loans for the acquisition (purchase), financing and/or refinancing of commercial real estate and the financing of income-producing real estate. Income-producing real estate includes real estate held for lease to third parties and nonresidential real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third-parties. The commercial real estate portfolio includes loans to finance office buildings, apartment buildings, shopping centers, hotels, motels, dormitories, nursing homes, assisted-living facilities, mini-storage warehouse facilities and similar non-owner-occupied properties.

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

As of December 31, 2015, our largest commercial real estate loan was a $21.7 million loan for a 136-unit hotel in the greater Philadelphia area. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2015.

Commercial Business Loans. At December 31, 2015, commercial business loans totaled $496.3 million, or 16.9% of our total loan portfolio.

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

Shared national credit loans are typically variable rate with terms ranging from one to seven years. At December 31, 2015, shared national credits totaled $222.4 million, which included $113.7 million of leveraged lending transactions. All of these loans were classified as pass rated as of December 31, 2015 as all payments are current and the loans are performing in accordance with their contractual terms.

At December 31, 2015, our largest commercial business loan was a $30.0 million shared national credit. The loan was performing in accordance with its original terms at December 31, 2015.

Commercial Construction Loans. At December 31, 2015, commercial construction loans totaled $116.5 million, or 4.0% of our total loan portfolio.

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

At December 31, 2015, our largest commercial construction loan was a $32.0 million loan for the purchase and renovation of an upscale hotel in Avalon, New Jersey. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2015.

One- to Four-Family Residential Loans. At December 31, 2015, one- to four-family residential loans totaled $735.7 million, or 25.0% of our total loan portfolio.

We offer fixed-rate and adjustable-rate residential mortgage loans. We offer fixed-rate mortgage loans with terms of up to 30 years. Approximately 93.5% of our outstanding residential mortgage loans were fixed rate loans at December 31, 2015. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index or LIBOR. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2015, floating or adjustable rate mortgage loans totaled approximately $48.0 million and fixed rate mortgage loans totaled approximately $687.7 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. However, we do offer loans with loan-to-value ratios of up to 100% under a special low income loan program, which consisted of $18.2 million in loans as of December 31, 2015. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first-time home owner loan program. We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our board of directors. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Home Equity and Equity Lines of Credit. At December 31, 2015, home equity loans and equity lines of credit totaled $231.8 million, or 7.9% of our total loan portfolio.

We offer consumer home equity loans and equity lines of credit that are secured by one- to four-family residential real estate, where Beneficial Bank may be in a first or second lien position. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. Home equity loans have fixed-rates of interest and are originated with terms of generally up to 15 years with some exceptions up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity lines of credit can have repayment schedules of both principal and interest or interest only paid monthly. We hold a first mortgage position on approximately 89% of the homes that secured our home equity loans and lines of credit at December 31, 2015.

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

Consumer Personal Loans. At December 31, 2015, consumer personal loans totaled $20.6 million, or 0.7% of our total loan portfolio.

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

Consumer Education Loans. At December 31, 2015, consumer education loans totaled $181.6 million, or 6.1% of our total loan portfolio. Our consumer education loans are unsecured but are generally 98% government guaranteed. These loans are serviced by the Pennsylvania Higher Education Assistance Agency and Navient (formerly Sallie Mae). Our consumer education loan portfolio was previously purchased. We do not except to purchase or originate more of these types of loans. Thus, we expect this portfolio to decrease as these loans continue to be paid down.

Indirect Automobile Loans. At December 31, 2015, automobile loans that we originated totaled $187.8 million, or 6.4% of our total loan portfolio. We offer loans secured by new and used automobiles. The majority of the loans in this portfolio are indirect automobile loans. These loans have fixed interest rates and generally have terms up to 76 months. We offer automobile loans with loan-to-value ratios of up to 120% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

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

We also purchase loans and enter into loan participations with other financial institutions to supplement our lending portfolio. During the year ended December 31, 2015, the Company purchased a total of $312.2 million of participations in loan portfolios in multi-family commercial real estate loans originated by other financial institutions.  The Company also purchased $43.9 million of residential real estate loans during the year ended December 31, 2015.  All of these loans are in our markets and meet our underwriting standards. These purchases were generally funded by the cash proceeds held by the Bank from the second-step conversion completed January 12, 2015. Loan participations totaled $628.3 million at December 31, 2015 and are primarily comprised of commercial real estate and commercial and industrial loans. A portion of our participation loans are shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of December 31, 2015 and

December 31, 2014, the balance of Beneficial Bank’s outstanding purchased shared national credits was $222.4 million and $186.7 million, respectively. See “—Lending Activities—Commercial Business Loans.” Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

Loan Approval Procedures and Authority Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the board of directors. The board of directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. Generally, all commercial loans greater than $5.0 million must be approved by the Senior Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Generally, all commercial loans greater than $50.0 million must be approved by the director loan committee of Beneficial Bank’s board of trustees, which is comprised of senior Beneficial Bank officers and five non-employee trustees. In addition, leveraged lending transactions must be approved by the Senior Loan Committee and the director loan committee of Beneficial Bank’s board of trustees.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2015, our regulatory limit on loans to one borrower was $139.5 million. Beneficial Bank’s internal lending limits are lower than the levels permitted by regulation and at December 31, 2015, the total exposure with our largest lending relationship was $50.0 million, which is the total of the amount outstanding and committed for a shared national credit. This loan was performing in accordance with the original terms at December 31, 2015.

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

Certificate of Deposit Account Registry Service (CDARS). Our participation in this program enables our customers to invest balances in excess of the FDIC deposit insurance limit into other banks within the CDARS network while maintaining their relationship with us. We work with our customers to obtain the most favorable rates and combine all accounts for convenience onto one statement.

Brokered Certificates of Deposit. Our use of brokered deposits is limited. However, we will use brokered certificates of deposit to extend the maturity of our deposits and limit interest rate risk in our deposit portfolio. We generally limit our use of brokered certificates of deposit to 10% or less of total deposits. At December 31, 2015, our brokered certificates of deposits represented approximately 4.1% of total deposits.

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also have the ability to utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) notes and government agency mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one- to four-family real estate mortgage loans. At December 31, 2015, we had combined maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia of $1.4 billion.

Personnel

As of December 31, 2015, we had 766 full-time employees and 43 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Beneficial Insurance Services, LLC is a Pennsylvania limited liability company formed in 2004 and is wholly owned by Beneficial Bank. In 2005, Beneficial Insurance Services, LLC acquired the assets of Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provides property, casualty, life, health and benefits insurance services to individuals and businesses. In 2005, Beneficial Insurance Services, LLC also acquired a 51% majority interest in Graphic Arts Insurance Agency, Inc. through its acquisition of the assets of Paul Hertel & Co. Inc. In 2007, Beneficial Insurance Services, LLC acquired the assets of the insurance brokerage firm, CLA Agency, Inc., based in Plymouth Meeting, Pennsylvania. CLA Agency, Inc. provides property/casualty insurance to commercial business and provides professional liability insurance to physician groups, hospitals and healthcare facilities. On August 3, 2015, Beneficial Insurance Services acquired Pye Karr Ambler & Co., Inc., a small insurance brokerage firm located in Jenkintown, Pennsylvania.

Beneficial Advisors, LLC, which is wholly owned by Beneficial Bank, is a Pennsylvania limited liability company formed in 2000 to offer wealth management services and investment and insurance related products, including, but not limited to, fixed- and variable-rate annuities and the sale of mutual funds and securities through a third party broker dealer.

Neumann Corporation, which was formed in 1990, is a Delaware investment holding company that holds title to various securities and other investments. Neumann Corporation is 100% owned by Beneficial Bank. At December 31, 2015, Neumann Corporation held $528.0 million in assets.

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

PA Real Property GP, LLC, which is wholly owned by Beneficial Bank, is a special purpose entity formed in 2009 to manage and hold other real estate owned (“OREO”) properties in Pennsylvania until disposition.

NJ Real Property GP, LLC, which is wholly owned by Beneficial Bank, is a special purpose entity formed in 2010 to manage and hold OREO properties in New Jersey until disposition.

DE Real Property Holding, Inc., which is wholly owned by Beneficial Bank, is a special purpose entity formed in 2011 to manage and hold OREO properties in Delaware until disposition.

REGULATION AND SUPERVISION

General

The Bank is a Pennsylvania-chartered savings bank that is subject to extensive regulation, examination and supervision by the Department, as its primary regulator, and the FDIC, as its deposit insurer. The Bank is a member of the Federal Home Loan Bank system and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the Pennsylvania Department of Banking and Securities and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Pennsylvania Department of Banking and Securities and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in the regulatory requirements and policies, whether by the Department, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the Bank and its operations.

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

Bank Regulation

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code of 1965, as amended, contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Pennsylvania Banking Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking and Securities so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices. Specifically, under the Pennsylvania Banking Code, the Department is given the authority to exercise such supervision over state-chartered savings banks as to afford the greatest safety to creditors, shareholders and depositors, ensure business safety and soundness, conserve assets, protect the public interest and maintain public confidence in such institutions.

The Pennsylvania Banking Code provides, among other powers, that state-chartered savings banks may engage in any activity permissible for a national banking association or federal savings association, subject to regulation by the Department (which shall not be more restrictive than the regulation imposed upon a national banking association or federal savings association, respectively). Before it engages in an activity allowable for a national banking association or federal savings association, a state-chartered savings bank must either obtain prior approval from the Department or provide at least 30 days’ prior written notice to the Department. The authority of the Bank under Pennsylvania law, however, may be constrained by federal law and regulation. See “Investments and Activities” below.

Capital Requirements.   Under FDIC regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as the Bank, are required to comply with minimum leverage capital requirements.   In early July 2013, the FDIC approved revisions to its capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Beneficial Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  In addition, the rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. However, instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

As of December 31, 2015, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

Interstate Banking and Branching. Federal law permits a bank, such as the Bank, to acquire an institution by merger in a state other than Pennsylvania unless the other state has opted out of interstate banking and branching. Federal law, as amended by the Dodd-Frank Act, also authorizes de novo branching into another state if the host state allows banks chartered by that state to establish such branches within its borders. The Bank currently has 23 full-service locations in Burlington, Gloucester and Camden counties, New Jersey. At its interstate branches, the Bank may conduct any activity that is authorized under Pennsylvania law that is permissible either for a New Jersey savings bank (subject to applicable federal restrictions) or a New Jersey branch of an out-of-state national bank. The New Jersey Department of Banking and Insurance may exercise certain regulatory authority over the Bank’s New Jersey branches.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.

Under the current prompt corrective action capital guidelines, an institution is deemed to be “well capitalized” if it has (1) a common equity Tier 1 capital ratio of 6.5%; (2) a Tier 1 capital ratio of 8%; (3) a total capital ratio of 10%; and (4) a Tier 1 leverage ratio of 5%. An institution is deemed to be “adequately capitalized” if it has (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of less than 4.5%; and (4) a Tier 1 leverage ratio of 4%. An institution is deemed to be “undercapitalized” if it has (1) a common equity Tier 1 capital ratio of less than 4.5%; (2) a Tier 1 capital ratio of less than 6%; (3) a total capital ratio of less than 8%; and (4) a Tier 1 leverage ratio of less than 4%.  An institution is deemed to be “significantly undercapitalized” if it has (1) a common equity Tier 1 capital ratio of less than 3%; (2) a Tier 1 capital ratio of less than 4%; (3) a total capital ratio of less than 6%; and (4) a Tier 1 leverage ratio of less than 3%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2015, the Company and the Bank met the conditions to be classified as a “well capitalized” institution.

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

Investments and Activities. Under federal law, all state-chartered banks insured by the FDIC have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of December 31, 2015, the Bank held no marketable equity securities under such grandfathering authority.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At December 31, 2015, Beneficial Bank had a maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh of $1.3 billion of which it had $165.0 million in outstanding advances and $275.0 million in future dated advances outstanding. The balance remaining of $834.0 million is our unused borrowing capacity with the Federal Home Loan Bank at December 31, 2015. Beneficial Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Beneficial Bank was in compliance with requirements for the Federal Home Loan Bank of Pittsburgh with an investment of $8.8 million at December 31, 2015.

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

During the quarter ended December 31, 2013, Beneficial Mutual Bancorp, the Bank’s former parent holding company, sold $4.7 million of pooled trust securities that resulted in a $1.2 million loss due to the uncertainty regarding banking institutions being allowed to hold pooled trust preferred securities under the Volcker Rule. These securities were in a $740 thousand unrealized loss position at the time of the sale. Management reviewed the securities included in Beneficial Mutual Bancorp’s investment portfolio and noted that, at December 31, 2013, the majority of the investment portfolio was comprised of mortgage-backed securities issued by Freddie Mac and Fannie Mae and Ginnie Mae, including CMO securities issued by Freddie Mac and Fannie Mae. The Company’s investment portfolio also includes municipal bonds, GSE and government agency notes, foreign bonds, mutual funds and money market funds. The Company does not engage in proprietary trading and does not have a position in covered funds as defined in the Volcker Rule as of December 31, 2015. Management believes that securities held in the Company’s investment portfolio as of December 31, 2015 are not impacted by Volcker Rule. In addition, management determined that the Company has no hedges that would be impacted by the Volcker Rule.

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

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The tax years 2012 through 2014 remain subject to examination by the Internal Revenue Service and by Pennsylvania and Philadelphia taxing authorities. The 2012 and 2014 tax years remain subject to examination by New Jersey taxing authorities. For 2015, Beneficial Bank’s maximum federal income tax rate was 35%.

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

Philadelphia Taxation. In addition, as a savings bank conducting business in Philadelphia, Beneficial Bank is also subject to the City of Philadelphia Business Privilege Tax. The City of Philadelphia Business Privilege Tax is a tax upon net income or taxable receipts imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. Pursuant to the City of Philadelphia Business Privilege Tax, the 2015 tax rate was 6.41% on net income and 0.14% on gross receipts. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts. The City of Philadelphia Business Privilege Tax allows for the deduction by financial businesses from receipts of (a) the cost of securities and other intangible property and monetary metals sold, exchanged, paid at maturity or redeemed, but only to the extent of the total gross receipts from securities and other intangible property and monetary metals sold, exchanged, paid out at maturity or redeemed; (b) moneys or credits received in repayment of the principal amount of deposits, advances, credits, loans and other obligations; (c) interest received on account of deposits, advances, credits, loans and other obligations made to persons resident or having their principal place of business outside Philadelphia; (d) interest received on account of other deposits, advances, credits, loans and other obligations but only to the extent of interest expenses attributable to such deposits, advances, credits, loans and other obligations; and (e) payments received on account of shares purchased by shareholders. An apportioned net operating loss may be carried forward for three tax years following the tax year for which it was first reported.

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

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers of the Company and the Bank:

Name	Position
Gerard P. Cuddy	President and Chief Executive Officer of Beneficial Bancorp and Beneficial Bank
Thomas D. Cestare	Executive Vice President and Chief Financial Officer of Beneficial Bancorp and Beneficial Bank
Pamela M. Cyr	Executive Vice President and Chief Retail Banking Officer of Beneficial Bank
Martin F. Gallagher	Executive Vice President and Chief Lending Officer of Beneficial Bank
Robert J. Maines	Executive Vice President and Chief Risk Officer of Beneficial Bank
Joanne R. Ryder	Executive Vice President and Chief Administration Officer of Beneficial Bank

Below is information regarding our executive officers who are not also directors. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2015.

Gerard P. Cuddy has served as President and Chief Executive Officer since 2006. From May 2005 to November 2006, Mr. Cuddy was a senior lender at Commerce Bank. From 2002 to 2005, Mr. Cuddy served as a Senior Vice President of Fleet/Bank of America. Before his service with Fleet/Bank of America, Mr. Cuddy held senior management positions with First Union National Bank and Citigroup. Age 56.

Thomas D. Cestare joined Beneficial Bank as Executive Vice President and Chief Financial Officer of Beneficial Bank in July 2010. Before joining Beneficial Bancorp and Beneficial Bank, Mr. Cestare served as Executive Vice President and Chief Accounting Officer of Sovereign Bancorp. Mr. Cestare is a certified public accountant who was a partner with the public accounting firm of KPMG LLP before joining Sovereign Bancorp in 2005. Age 47.

Pamela M. Cyr has served as Executive Vice President and Chief Retail Banking Officer since June 2012. Ms. Cyr is the former President and Chief Executive Officer of SE Financial Corp. Age 48.

Martin F. Gallagher has served as Executive Vice President and Chief Lending Officer of Beneficial Bank since February 2015.  Mr. Gallagher joined Beneficial in 2011 to build the Bank’s commercial lending business while enhancing the Bank’s overall credit approach.  He was named Chief Credit Officer in 2012, overseeing credit, portfolio management, and special assets/workout. Before that time, Mr. Gallagher managed and developed commercial banking portfolios for Bryn Mawr Trust Company and National Penn Bank. Age 59.

Robert J. Maines has served as Executive Vice President and Chief Risk Officer since April 2015.  Mr. Maines joined Beneficial Bank in July 2008 and was named Executive Vice President and Director of Operations in January 2012. Before that time, Mr. Maines served as the Director of Risk Management at Accume Partners. Before joining Accume Partners in 2006, Mr. Maines served as First Vice President, Senior Audit Manager at MBNA. Age 47.

Joanne R. Ryder has served as Executive Vice President and Chief Administration Officer since April 2015. Ms. Ryder joined Beneficial Bank in July 2007 and was named Executive Vice President and Director of Brand & Strategy in January 2012. Before that time, Ms. Ryder served as Vice President, Field Marketing Manager at Commerce Bank. Age 41.

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

Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. At December 31, 2015, we were asset sensitive and would benefit from an increase in interest rates.  In the event of a 200 basis point increase in interest rates, we would expect to experience a 6.4% increase in net interest income. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results.

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

At December 31, 2015, $971.1 million, or 33.0%, of our loan portfolio consisted of commercial real estate loans, $496.3 million, or 16.9%, of our loan portfolio consisted of commercial business loans, and $116.5 million, or 4.0%, of our loan portfolio consisted of commercial construction loans, including loans for the acquisition and development of property. At December 31, 2015, we had a total of 36 land acquisition and development loans totaling $117.0 million included in commercial real estate and commercial construction loans, which consist of 15 residential land acquisition and development loans totaling $46.7 million and 21 commercial land acquisition and development loans totaling $70.3 million. We are committed to growing our commercial banking business and, in the past year, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. We expect to continue to look for additional qualified lenders to further accelerate our commercial loan growth.

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

Our banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies, financial technology companies and governmental organizations, which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over our banking and non-banking subsidiaries in providing certain products and services. Technological change is influencing how individuals and firms conduct their financial affairs and changing the delivery channels for financial services, with the result that the Company may have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network. This competition may reduce or limit our margins on banking and non-banking services, reduce our market share, and adversely affect our earnings and financial condition.

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

At December 31, 2015, $735.7 million, or 25.0% of our loan portfolio, was secured by one- to four-family real estate and $231.8 million, or 7.9% of our loan portfolio, was secured by home equity loans and lines of credit. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new multi-family, commercial real estate, residential mortgage, and home equity loan originations and increased delinquencies and defaults in our real estate loan portfolio.

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

Our results of operations are substantially dependent on our net interest income. At December 31, 2015, 33.0% of our assets were invested in investment securities, overnight investments and cash and due from banks. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to our growth in the past, and remain a component of our business model.  Most recently, as previously disclosed, on October 21, 2015, we entered into a Stock Purchase Agreement with Conestoga and Conestoga Bank, pursuant to which (i) we will acquire Conestoga’s ownership interest in Conestoga Bank, and (ii) Conestoga Bank will be subsequently merged with and into Beneficial Bank.  Additionally, it is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including (1) our ability to identify suitable merger partners and acquisition opportunities, (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices and (3) our ability to receive the necessary regulatory and, when required, shareholder approvals. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations and (2) the diversion of management’s attention from existing operations. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies.

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

Beneficial Insurance Services, LLC represents $9.3 million of our goodwill balance. Based on our latest annual impairment assessment in 2015 for Beneficial Insurance Services, LLC we concluded that goodwill was not impaired. Although, we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2015, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

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

As of December 31, 2015, we had net deferred tax assets totaling $37.8 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2015. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

We are subject to extensive regulation, supervision and examination by the FDIC, as insurer of our deposits, and by the Department as our primary regulator. Beneficial Bancorp is subject to regulation and supervision by the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Beneficial Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may increase our costs of operations and have a material impact on our operations.

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

We are now subject to more stringent capital requirements, which may adversely impact our return on equity, or constrain us from paying dividends or repurchasing shares.

In July 2013, the Federal Deposit Insurance Corporation and the Federal Reserve Board approved new rules that amended the regulatory risk-based capital rules applicable to Beneficial Bank and Beneficial Bancorp. The final rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

We conduct our business through our headquarters located at 1818 Market Street, Philadelphia, PA and 55 branch offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington, Camden and Gloucester Counties in New Jersey. We own 28 properties and lease the other 27 properties. In Pennsylvania, we serve our customers through our four offices in Bucks County, six offices in Delaware County, eight offices in Montgomery County, 12 offices in Philadelphia County and two offices in Chester County. In New Jersey, we serve our customers through our 18 offices in Burlington County, four offices in Camden County and one office in Gloucester County. In addition, Beneficial Insurance Services, LLC operates one office in Delaware County, Pennsylvania. All branches and offices are adequate for business operation.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “BNCL.” As of February 26, 2016, the Company had approximately 3,052 holders of record of common stock.

The following table sets forth high and low sales prices for Beneficial Bancorp’s common stock for the periods indicated. Beneficial Bancorp did not pay any dividends during these periods. As a result of the second-step conversion, the per share information for the year ended December 31, 2014 has been adjusted to reflect the 1.0999 exchange ratio.

2015:	High	Low

First Quarter	$11.56	$10.69
Second Quarter	$12.88	$11.15
Third Quarter	$13.26	$12.10
Fourth Quarter	$14.25	$13.20

2014:	High	Low

First Quarter	$12.47	$9.74
Second Quarter	$12.47	$11.55
Third Quarter	$12.71	$11.62
Fourth Quarter	$12.66	$10.98

Stock Performance Graph

The following graph provided by SNL Financial compares the cumulative total return of the Company’s common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all Standard Industrial Classification, (“SIC”)).  The graph assumes $100 was invested on December 31, 2010, the first day of trading of the Company’s common stock.  Cumulative total return assumes reinvestment of all dividends.  The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Beneficial Bancorp, Inc.	100.00	94.68	107.59	123.67	138.96	165.92
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Mid-Atlantic Thrift	100.00	77.15	92.71	120.57	127.71	141.18

Purchases of Equity Securities

On October 24, 2013, the Company announced that its Board of Directors had adopted a stock repurchase program enabling the Company to acquire up to 4,000,000 shares of the Company’s outstanding common stock. As of September 30, 2014, the Company had repurchased 2,929,971 shares of its common stock under the October 24, 2013 stock repurchase program.  The Company did not repurchase any shares of its common stock during the fourth quarter of 2014 and during 2015.

On January 13, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 8,291,859 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.  The previous repurchase program was terminated by the Company’s Board of Directors upon the effective date of the repurchase program announced on January 13, 2016.

Item 6.     SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

At and For the Year Ended December 31, (Dollars in thousands, except per share amounts)	2015	2014	2013	2012	2011

Financial Condition Data:
Total assets	$4,826,695	$4,751,522	$4,583,413	$5,006,404	$4,596,104
Cash and cash equivalents	233,920	534,015	355,683	489,908	347,956
Investment securities available-for-sale	655,162	757,834	1,034,180	1,267,491	875,011
Investment securities held-to-maturity	696,310	727,755	528,829	477,198	482,695
Loans receivable, net	2,895,946	2,371,091	2,286,158	2,389,655	2,521,916
Deposits	3,451,923	3,879,709	3,660,016	3,927,513	3,594,802
Federal Home Loan Bank advances	165,000	165,000	195,000	140,000	100,000
Other borrowed funds	25,405	25,388	55,370	110,352	150,335
Stockholders’ equity	1,115,546	610,894	615,146	633,873	629,380

Operating Data:
Interest income	$143,339	$139,305	$149,376	$170,430	$180,143
Interest expense	19,117	21,881	25,640	30,973	38,046
Net interest income	124,222	117,424	123,736	139,457	142,097
Provision for loan losses	(3,600)	200	13,000	28,000	37,500
Net interest income after provision for loan losses	127,822	117,224	110,736	111,457	104,597
Non-interest income	24,284	24,783	25,125	27,606	25,236
Non-interest expenses	118,488	118,251	120,688	123,125	120,710
Income before income taxes	33,618	23,756	15,173	15,938	9,123
Income tax expense (benefit)	10,725	5,723	2,595	1,759	(1,913)
Net income	$22,893	$18,033	$12,578	$14,179	$11,036

Average common shares outstanding — Basic	78,513,929	80,701,991	83,417,947	84,315,326	84,775,591
Average common shares outstanding — Diluted	79,276,984	81,379,981	83,686,329	84,502,976	84,946,710
Net income earnings per share - Basic	$0.29	$0.22	$0.15	$0.17	$0.13
Net income earnings per share — Diluted	$0.29	$0.22	$0.15	$0.17	$0.13

At and For the Year Ended December 31,	2015	2014	2013	2012	2011

Performance Ratios:
Return on average assets	0.48%	0.40%	0.26%	0.29%	0.23%

Return on average equity	2.15	2.94	2.01	2.23	1.77

Interest rate spread (1)	2.64	2.72	2.70	3.01	3.07

Net interest margin (2)	2.80	2.82	2.81	3.13	3.22

Non-interest expense to average assets	2.50	2.64	2.54	2.55	2.51

Efficiency ratio (3)	79.79	83.15	81.07	73.70	72.14

Average interest-earning assets to average interest-bearing liabilities	136.26	119.91	117.50	117.78	116.83

Average equity to average assets	22.42	13.67	13.15	13.10	12.94

Capital Ratios (4):
Tier 1 Leverage (to average assets)	16.86	11.05	10.15	9.53	9.67

Common Equity Tier 1 Capital (to risk weighted assets)	27.57	N/A	N/A	N/A	N/A

Tier 1 capital to risk-weighted assets	27.57	21.17	20.57	19.23	18.09

Total risk-based capital to risk-weighted assets	28.83	22.43	21.83	20.50	19.35

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.55	2.09	2.38	2.36	2.10

Allowance for loan losses as a percent of non-performing loans	120.79	126.92	73.05	62.37	39.77

Net charge-offs to average outstanding loans during the period	0.06	0.22	0.63	0.96	1.05

Non-performing loans as a percent of total loans (5)	1.28	1.65	3.25	3.78	5.29

Non-performing assets as a percent of total assets (5)	0.81	0.87	1.79	2.08	3.35

Other Data:
Number of offices	55	58	60	62	60

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

Our primary source of revenue is net interest income. Net interest income, which comprises 83.6% of our revenue for the year ended December 31, 2015, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

A secondary source of revenue is non-interest income, which is income we receive from providing products and services. The majority of our non-interest income has come from service charges (mostly on deposit accounts), interchange income, mortgage banking and from fee income from our insurance and wealth management services.

Provision for loan losses is the expense we incur to cover the estimated inherent losses in our portfolio at each reporting period. As a result of the stabilization in our asset quality metrics and low net charge-offs recorded during 2015, we recorded a $3.6 million reduction of the provision for loan losses during the year ended December 31, 2015 compared to a $200 thousand increase in the provision for loan losses during the same period in 2014.

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

Our business results continue to be impacted by slow economic growth in our markets. To stimulate economic growth, the Federal Reserve Board continued to hold short-term interest rates at historic lows throughout most of the year with a slight increase in rates in December 2015. The low rate environment has impacted the yield on our investment and loan portfolios. Slow economic growth and continued economic uncertainty has resulted in a slow recovery and limited consumer consumption. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery, which has resulted in low loan demand. This has resulted in increased competition among banks to secure new loans often with risky terms and lower pricing. We continue to adhere to our prudent underwriting standards and are committed to originating quality loans. As the economy slowly improves, we have seen reductions in our non-performing assets, past due loans and charge-off levels.

We recorded net income for the year ended December 31, 2015 of $22.9 million, or $0.29 per diluted share, compared to net income of $18.0 million, or $0.22 per diluted share, for the year ended December 31, 2014.  The increase in net income for year ended December 31, 2015 compared to the same period a year ago was primarily due to an increase in net interest income as a result of deploying a portion of the proceeds from the Bank’s second step conversion, which was completed in January 2015, improving asset quality which resulted in lower provisions for loan losses, and continued management of expense levels.

During 2015, we were able to stabilize our net interest margin, which totaled 2.80% for the year ended December 31, 2015 compared to 2.82% for the year ended December 31, 2014 as a result of deploying our second step proceeds throughout the year from lower yielding investments into higher yielding loans. For the year ended December 31, 2015, our loan portfolio increased $519.7 million, or 21.5%, primarily due to purchases of multi-family and residential loans, as well as organic growth primarily in our commercial loan portfolio. Our loan-to-deposits ratio increased to 85% at December 31, 2015 from 71% at December 31, 2014 (excluding second step conversion proceeds) which helped stabilize net interest margin and improve profitability.

Our asset quality metrics improved in recent periods and remained stable during 2015. Our non-performing loans, including loans 90 days past due and still accruing, decreased to $38.9 million at December 31, 2015, compared to $39.9 million at December 31, 2014.

Net charge-offs decreased $3.6 million, or 70.1%, to $1.6 million during the year ended December 31, 2015 compared to $5.2 million during the year ended December 31, 2014.  Our ratio of non-performing loans to total assets, excluding government guaranteed student loans, remained consistent at 0.33% at December 31, 2015 compared to 0.34% at December 31, 2014.

Consistent asset quality and low net loan charge-offs during 2015 resulted in a $3.6 million reduction of the provision for loan losses during the year ended December 31, 2015.  Our allowance for loan losses totaled $45.5 million, or 1.55% of total loans and 120.79% of non-performing loans at December 31, 2015, compared to $50.7 million, or 2.09% of total loans and 126.92% of non-performing loans, at December 31, 2014.

Following the second-step conversion in January 2015, our capital levels increased and continue to remain strong and well in excess of the levels required to be considered well-capitalized under applicable federal regulations. The Bank’s tier 1 leverage ratio increased to 16.86% at December 31, 2015 compared to 11.05% at December 31, 2014 and the Bank’s total risk based capital ratio increased to 28.83% at December 31, 2015 compared to 22.43% at December 31, 2014.

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

On October 21, 2015, Beneficial entered into a Stock Purchase Agreement to acquire Conestoga Bancorp, Inc.’s ownership interest in Conestoga Bank.  On January 15, 2016 and January 19, 2016, Beneficial received notice from the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation, respectively, of their approval of Beneficial’s acquisition of Conestoga Bank and merger of Conestoga Bank with and into the Bank.  Beneficial anticipates closing the acquisition in April 2016.

Conestoga Bank is a locally-managed institution dedicated to providing high quality community banking and commercial lending services with locations in Philadelphia, Delaware, Montgomery, Bucks, Chester and Lehigh Counties.  Conestoga Bank has approximately $712 million in assets, $506 million in loans and $530 million in deposits as of June 30, 2015 and serves its customers from fourteen locations.  Conestoga Bank also provides equipment financing through its wholly owned subsidiary, Conestoga Equipment Finance Corp. and offers Small Business Administration loans to commercial customers.

On January 13, 2016, Beneficial announced that it adopted a stock repurchase program for up to 10% of its outstanding common stock, or 8,291,859 shares.  This is Beneficial’s first stock repurchase program since completing its mutual-to-stock conversion and related stock offering in January 2015.

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

•                           Increasing profitability through an improved balance sheet mix by growing commercial and small business lending and reducing our cash and investments;

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

Increasing profitability through an improved balance sheet mix by growing commercial and small business lending and reducing our cash and investments

We have a diversified loan portfolio, which includes commercial real estate and commercial and industrial loans made to middle market and small business customers. We are focused on improving the composition of our balance sheet by increasing loan production, particularly by originating commercial loans. Commercial loan customers provide us with an opportunity to offer a full range of our products and services including cash management, insurance, loan and deposit products. We have strengthened our infrastructure to support future growth by investing in highly-qualified employees in key areas, particularly with respect to our commercial banking business and by improving our technological capabilities and brand recognition. Specifically, in recent years, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. For the year ended December 31, 2015, our loan portfolio increased $519.7 million, or 21.5%, primarily due to $312.2 million of participations in portfolios of multi-family loans and the purchase of $43.9 million of residential real estate loans, which represented 14.7% of the year-to-date increase. The remaining increase of 6.8% was due to organic growth in our commercial real estate, commercial construction, and commercial business loans. We are also focused on increasing our small business lending. We currently offer a wide array of lending and deposit products that we can effectively market to our small business customers in an effort to increase our small business market share. To better capitalize on these opportunities, in recent years, our lending teams work with our branches and focus on small business lending. Also, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. At the same time, our capital base and greater product mix enables us to effectively compete against smaller banks.

Employing a shareholder-focused management of capital

Maintaining a strong capital base is critical to support our long-range business plan; however, we recognize that we will have a historically high level of capital following completion of the offering. Consequently, we intend to manage our capital position, using appropriate capital management tools to return excess capital to our stockholders, consistent with applicable regulations and policies. In accordance with the capital management strategy, on January 13, 2016, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 8,291,859 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

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

In July 2007, in connection with the consummation of its initial public offering, Beneficial Mutual Bancorp acquired FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank. In April 2012, Beneficial Mutual Bancorp acquired SE Financial Corp. and its wholly owned subsidiary, St. Edmond’s Federal Savings Bank. These acquisitions increased our market share and solidified our position as the largest Philadelphia-based bank operating solely in the greater Philadelphia metropolitan area. In 2005, Beneficial Insurance Services, LLC, a wholly owned subsidiary of Beneficial Bank, acquired the assets of a Philadelphia-based insurance brokerage firm, Paul Hertel & Co., Inc., which provided property, casualty, life, health and benefits insurance services to individuals and businesses. In 2007, Beneficial Insurance Services, LLC acquired the business of CLA Agency, Inc., a full-service property and casualty and professional liability insurance brokerage company headquartered in Plymouth Meeting, Pennsylvania.  On August 3, 2015, Beneficial Insurance Services, a wholly owned subsidiary of Beneficial Bank, acquired Pye Karr Ambler & Co., Inc., a small insurance brokerage firm located in Jenkintown, Pennsylvania.

On October 21, 2015, the Company entered into a Stock Purchase Agreement with Conestoga and Conestoga Bank, pursuant to which (i) the Company will acquire Conestoga’s ownership interest in Conestoga Bank, and (ii) Conestoga Bank will be subsequently merged with and into Beneficial Bank. Conestoga Bank is a locally-managed institution dedicated to providing high quality community banking and commercial lending services with locations in Philadelphia, Delaware, Montgomery, Bucks, Chester and Lehigh Counties.  Conestoga Bank has approximately $712 million in assets, $506 million in loans and $530 million in deposits as of June 30, 2015 and serves its customers from fourteen locations.  Conestoga Bank also provides equipment financing through its wholly owned subsidiary, Conestoga Equipment Finance and offers Small Business Administration loans to commercial customers.  On January 15, 2016 and January 19, 2016, Beneficial received notice from the Department and the FDIC, respectively, of their approval of Beneficial’s acquisition of Conestoga Bank and merger of Conestoga Bank with and into the Bank.  In addition, on December 21, 2015, the Federal Reserve Board granted the Company’s request for a waiver with respect to the filing of a Federal Reserve Board application regarding the pending acquisition.  Beneficial anticipates closing the acquisition in April 2016.

We continue to operate in a highly fragmented banking market, in which 83 of the 108 banking institutions in the Philadelphia metro area have less than 10 branches. We believe that this fragmented market will provide opportunities to deploy the capital raised from the second step conversion and grow both organically and through acquisition. We further believe that changes in the regulatory environment as well as continued economic challenges for the banking industry have created and will create acquisition opportunities for us. Following the offering, we believe that we will be well positioned to execute on our growth strategies and to continue to pursue selective acquisitions of banking institutions and other financial services companies primarily in and adjacent to our existing market area due to our strong capital position. We will continue to ensure any acquisition opportunity meets our financial hurdles including earnings accretion, tangible book value dilution, earn-back period and internal rate of return.

Enhancing earnings by increasing core deposits and emphasizing operational efficiencies

Deposits are our primary source of funds for investing and lending. Core deposits, which include all deposit types except for certificates of deposit, comprised 81.8% of our total deposits at December 31, 2015, up from 76.4% of total deposits at December 31, 2011. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers while based on employing the Beneficial Conversation at our branch locations.

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

Maintaining asset quality by using consistent, disciplined underwriting practices to maintain the quality of our loan portfolio

We believe that maintaining high asset quality is a key to long-term financial success. Over the past several years, in an effort to improve asset quality, we have strengthened and added additional resources to our lending and credit teams, have continued to apply prudent and disciplined underwriting standards and have continued to diligently monitor collection efforts. As a result of these efforts, we have improved our asset quality over the past several years. A reduction of our provision for loan losses of $3.6 million was recorded for the year ended December 31, 2015 compared to provisions of $200 thousand, $13.0 million, and $28.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Non-performing assets have decreased from a high of $154.1 million at December 31, 2011 to $38.9 million at December 31, 2015.

Current Interest Rate Environment

Net interest income represents a significant portion of our revenues.  For the year ended December 31, 2015, net interest income was $124.2 million, an increase of $6.8 million, or 5.8%, from the year ended December 31, 2014. The increase in net interest income was primarily due to higher interest earning assets as a result of the second-step conversion proceeds. During 2015, these proceeds were utilized to increase the loan portfolio, which resulted in an increase in the average balance of loans.  Net interest income was also positively impacted by a reduction in the average balance of interest bearing liabilities, primarily due to a $129.4 million decrease in the average balance of municipal deposits and a $50.1 million decrease in the average balance of borrowings.  Our net interest margin remained relatively stable at 2.80% for the year ended December 31, 2015 compared to 2.82% for the year ended December 31, 2014.  During 2015, we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.  Our loans-to-deposits ratio increased to 85% at December 31, 2015 from 71% at December 31, 2014 (excluding second step conversion proceeds) which helped stabilize net interest margin and improve profitability.   We expect that the persistently low interest rate environment will continue to lower yields on our investment and loan portfolios to a greater extent than we can reduce rates on deposits and other interest bearing liabilities, which will put pressure on net interest margin in future periods. Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.6 million to $9.1 million for the year ended December 31, 2015. We also have approximately $38.9 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $3.9 million. During 2015 and 2014, levels of delinquencies, net charge-offs and non-performing assets declined. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in this Annual Report.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at both December 31, 2015 and December 31, 2014.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2015, management reviewed qualitative factors for the banking unit, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2014. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2015. Additionally during 2015, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2015. Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2015, Beneficial Insurance Services, LLC has experienced declining revenues and profitability in recent years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. During the year ended December 31, 2015, the Company noted no indicators of impairment as it relates to other amortizing intangibles. As of December 31, 2015, management reviewed qualitative factors for its intangible assets and determined that it was more likely than not that the fair value of the intangible assets was greater than their carrying amount.

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

As of December 31, 2015, we had net deferred tax assets totaling $37.8 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of December 31, 2015.

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

Expected Long-term Rate of Return on Plan Assets. Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 7.25% for 2015 and 2014 compared to 7.45% for 2013. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets. Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of 10% in net periodic pension expense over the average future service of active employees, which is approximately seven years, or the average future lifetime for plans with no active participants that are frozen.

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

Balance Sheet Analysis

Total assets increased $75.2 million, or 1.6%, to $4.83 billion at December 31, 2015 compared to $4.75 billion at December 31, 2014.  Cash and cash equivalents decreased $300.1 million to $233.9 million at December 31, 2015 from $534.0 million at December 31, 2014.  The decrease in cash and cash equivalents was primarily driven by the deployment of a portion of the second step conversion proceeds through participations in portfolios of multi-family loans and purchases of residential real estate loans during the year as well as organic loan growth.

Securities

Investments decreased $134.2 million, or 9.0%, to $1.36 billion at December 31, 2015 compared to $1.49 billion at December 31, 2014, as we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

At December 31, 2015, our investment portfolio, excluding Federal Home Loan Bank (“FHLB”) stock, was $1.35 billion, or 28.0% of total assets. At December 31, 2015, 94.5% of the investment portfolio was comprised of mortgage-backed securities issued by Freddie Mac and Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”), including collateralized mortgage obligations (“CMO”) securities issued by Freddie Mac and Fannie Mae. At December 31, 2015, our investment portfolio also included 2.4% of municipal bonds, 0.9% of corporate bonds and 0.5% of government-sponsored enterprise (“GSE”) notes. The remaining 1.7% of our investment portfolio consisted of foreign bonds, mutual funds and money market funds. During 2015, we invested primarily into mortgage-backed securities (GSEs) issued by Fannie Mae. The GSE mortgage-backed securities amortize over their estimated life and therefore provide a constant source of liquidity.

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of December 31, 2015, approximately 95.9% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at December 31, 2015, approximately 3.4% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 0.7% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, FHLB stock and mutual funds.

The following table sets forth the cost and fair value of investment securities at December 31, 2015, 2014 and 2013.

	2015		2014		2013
December 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
GSE and agency notes	$6,107	$6,109	$8,538	$8,614	$12,968	$12,917

Mortgage-backed securities:
Ginnie Mae guaranteed mortgage securities	4,395	4,541	5,038	5,232	5,815	6,019
GSE mortgage-backed securities	543,687	547,271	641,952	648,948	840,787	833,098
Collateralized mortgage obligations	32,717	32,357	45,494	45,270	98,708	96,429
Total mortgage-backed securities	580,799	584,169	692,484	699,450	945,310	935,546

Municipal and other bonds
Municipal bonds	30,146	31,656	44,378	46,364	65,593	67,429
Corporate securities	11,986	11,860	—	—	—	—
Total municipal and other bonds	42,132	43,516	44,378	46,364	65,593	67,429

Money market, mutual funds and CDs	21,401	21,368	3,458	3,406	18,337	18,288
Total securities available-for-sale	650,439	655,162	748,858	757,834	1,042,208	1,034,180

Securities held-to-maturity:
Mortgage-backed securities:
GSE mortgage-backed securities	654,803	653,510	677,501	681,196	502,556	488,817
Collateralized mortgage obligations	38,757	38,921	47,384	47,421	20,863	20,270
Total mortgage-backed securities	693,560	692,431	724,885	728,617	523,419	509,087

Municipal bonds	750	819	870	961	3,410	3,535
Foreign bonds	2,000	2,040	2,000	2,011	2,000	2,011
Total municipal and other bonds	2,750	2,859	2,870	2,972	5,410	5,546
Total securities held-to-maturity	696,310	695,290	727,755	731,589	528,829	514,633
Total investment securities	$1,346,749	$1,350,452	$1,476,613	$1,489,423	$1,571,037	$1,548,813

Mortgage-backed securities are a type of asset-backed security that is secured by a mortgage, or a collection of mortgages. These securities usually pay periodic payments that are similar to coupon payments. Furthermore, the mortgage must have originated from regulated and authorized financial institutions. The contractual cash flows of investments in government sponsored enterprises’ mortgage-backed securities are debt obligations of Freddie Mac and Fannie Mae, both of which are currently under the conservatorship of the Federal Housing Finance Agency. The cash flows related to Ginnie Mae securities are direct obligations of the U.S. Government. Mortgage-backed securities are also known as mortgage pass-throughs. CMOs are a type of mortgage-backed security that create separate pools of pass-through rates for different classes of bondholders with varying cash flow structures, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectuses. At December 31, 2015, we had no investments in a single company or entity (other than United States government sponsored enterprise securities) that had an aggregate book value in excess of 10% of our equity.

At December 31, 2015, December 31, 2014 and December 31, 2013, securities totaling $754.8 million, $490.6 million and $1.20 billion, respectively, were in an unrealized loss position and the unrealized losses on these securities totaled $7.6 million, $6.1 million and $34.7 million, respectively. At December 31, 2015 and 2014, the unrealized losses in the portfolio were mainly attributed to GSE mortgage-backed securities, CMOs and corporate securities. The unrealized losses are due to current interest rate levels relative to our cost and not credit quality. As we do not intend to sell the investments, and it is not likely we will be required to sell the investments before recovery, we do not consider the investments to be other than temporarily impaired at December 31, 2015. During the years ended December 31, 2015, and 2014, we did not record any impairment charges for securities.

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

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2015. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Mutual funds and money market funds are not included in the table based on lack of a maturity date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2015	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available-for-sale:
GSE and agency notes	$—	—%	$—	—%	$6,109	1.9%	$—	—%	$6,109	1.9%
Mortgage-backed securities & CMOs	—	—	179,389	1.2	200,989	2.6	207,791	2.7	584,169	2.2
Municipal bonds	—	—	9,024	4.0	22,632	4.4	—	—	31,656	4.3
Corporates	—	—	—	—	11,860	4.7	—	—	11,860	4.7
Total available-for-sale	—	—	184,413	1.3	241,590	2.8	207,791	2.7	633,794	2.3

Securities held to maturity:
Mortgage-backed securities & CMOs	40	5.5	$122,153	2.1	$50,683	2.2	$520,684	2.7	$693,560	2.5%
Foreign bonds	—	—	2,000	2.9	—	—	—	—	2,000	2.9
Municipal bonds	120	4.8	505	5.3	125	6.0	—	—	750	5.3
Total held to maturity	160	5.0	124,658	2.1	50,808	2.2	520,684	2.7	696,310	2.5
Total	$160	5.0%	$309,071	1.6%	$292,398	2.7%	$728,475	2.7%	$1,330,104	2.4%

Loans

Loans increased $519.7 million, or 21.5%, to $2.94 billion at December 31, 2015 from $2.42 billion at December 31, 2014.  The increase in loans was primarily due to $312.2 million of participations in portfolios of multi-family loans and the purchase of $43.9 million of residential real estate loans, which represented 14.7% of the year-to-date increase.  The remaining increase of 6.8% was due to organic growth in our commercial real estate, commercial construction, and commercial business loans.

Shared national credit loans are typically variable rate with terms ranging from one to seven years. At December 31, 2015, shared national credits totaled $222.4 million, which included $113.7 million of leveraged lending transactions. All of these loans were classified as pass rated as of December 31, 2015 as all payments are current and the loans are performing in accordance with their contractual terms.

The following table shows the loan portfolio at the dates indicated:

December 31,	2015		2014		2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial Loans:
Commercial real estate	$971,086	33.0%	$609,646	25.2%	$584,133	24.9%	$639,557	26.1%	$547,010	21.2%
Commercial business loans	496,313	16.9	442,190	18.2	378,663	16.2	332,169	13.6	429,266	16.7
Commercial construction	116,452	4.0	69,140	2.9	38,067	1.6	105,047	4.3	233,545	9.1
Total commercial loans	1,583,851	53.9	1,120,976	46.3	1,000,863	42.7	1,076,773	44.0	1,209,821	47.0

Residential Loans:
Residential real estate	735,468	25.0	667,800	27.6	683,700	29.2	665,246	27.2	623,955	24.2
Residential construction	256	—	268	—	277	—	2,094	0.1	5,581	0.2
Total residential loans	735,724	25.0	668,068	27.6	683,977	29.2	667,340	27.3	629,536	24.4

Consumer Loans:
Home equity & lines of credit	231,808	7.9	227,055	9.3	234,154	10.0	258,499	10.5	268,793	10.5
Personal	20,640	0.7	28,668	1.2	40,892	1.8	55,850	2.3	73,094	2.8
Education	181,646	6.1	195,185	8.1	206,521	8.8	217,896	8.9	234,844	9.1
Automobile	187,777	6.4	181,793	7.5	175,400	7.5	170,946	7.0	160,041	6.2
Total consumer loans	621,871	21.1	632,701	26.1	656,967	28.1	703,191	28.7	736,772	28.6
Total loans	2,941,446	100.0%	2,421,745	100.0%	2,341,807	100.0%	2,447,304	100.0%	2,576,129	100.0%
Allowance for losses	(45,500)		(50,654)		(55,649)		(57,649)		(54,213)
Loans, net	$2,895,946		$2,371,091		$2,286,158		$2,389,655		$2,521,916

Loan Maturity

The following table sets forth certain information at December 31, 2015 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

December 31, 2015 (Dollars in thousands)	Commercial Real Estate	Commercial Business	Commercial Construction	Residential Real Estate	Residential Construction	Home Equity & Lines of Credit	Personal	Education	Auto	Total Loans

Amounts due in:
One year or less	$51,594	$53,284	$27,654	$1,313	$256	$40,020	$1,660	$157	$2,875	$178,813
More than 1-5 years	261,583	248,709	21,298	15,853	—	19,530	6,992	6,746	109,677	690,388
More than 5-10 years	387,056	112,282	67,500	50,068	—	42,282	7,771	27,891	75,225	770,075
More than 10 years	270,853	82,038	—	668,234	—	129,976	4,217	146,852	—	1,302,170
Total	$971,086	$496,313	$116,452	$735,468	$256	$231,808	$20,640	$181,646	$187,777	$2,941,446

The following table sets forth all loans at December 31, 2015 that are due after December 31, 2016, and have either fixed interest rates or floating or adjustable interest rates:

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total

Commercial real estate	$251,431	$668,060	$919,492
Commercial business	79,484	363,545	443,029
Commercial construction	48,995	39,803	88,798
Residential real estate	686,272	47,883	734,155
Home equity and lines of credit	130,639	61,150	191,788
Personal	18,975	5	18,980
Education	170,399	11,090	181,489
Automobile	184,902	—	184,902
Total	$1,571,097	$1,191,536	$2,762,633

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated:

Year Ended December 31, (Dollars in thousands)	2015	2014	2013	2012	2011

Total loans at beginning of period	$2,421,745	$2,341,807	$2,447,304	$2,576,129	$2,796,402
Originations:
Commercial:
Commercial real estate	123,844	131,223	59,278	79,542	50,238
Commercial business	315,301	285,165	163,937	82,791	85,180
Commercial construction	104,306	53,886	23,535	38,811	77,323
Total commercial loans	543,451	470,274	246,750	201,144	212,741

Residential:
Residential real estate	148,380	100,766	173,977	225,730	138,972
Residential construction	—	—	208	1,593	5,261
Total residential loans	148,380	100,766	174,185	227,323	144,233

Consumer:
Home equity and lines of credit	82,519	68,506	58,175	72,696	72,242
Personal	1,063	1,187	1,478	1,377	3,884
Automobile	86,233	85,076	79,856	82,223	74,407
Total consumer loans	169,815	154,769	139,509	156,296	150,533
Total loans originated	861,646	725,809	560,444	584,763	507,507

Loans acquired from SE Financial	—	—	—	175,231	—

Purchases	356,083	—	—	—	—
Less:
Principal payments & repayments (net of charge-offs)	678,537	607,246	639,813	779,504	664,147
Loan sales	19,050	38,352	20,591	100,685	58,883
Transfers to foreclosed real estate	441	273	5,537	8,630	4,750
Total loans at end of period	$2,941,446	$2,421,745	$2,341,807	$2,447,304	$2,576,129

Deposits

Our primary source of funds is our deposits, which are comprised of demand deposits, money market and passbook accounts and certificates of deposit.

Deposits decreased $427.8 million, or 11.0%, to $3.45 billion at December 31, 2015 from $3.88 billion at December 31, 2014.  Deposits at December 31, 2014 included $482.1 million of subscription funds held in deposit accounts in connection with the second-step conversion offering that were reclassified into stockholders’ equity in the first quarter of 2015. Excluding the $482.1 million of subscription funds, deposits increased $54.3 million during the year ended December 31, 2015. This $54.3 million increase in deposits during the year ended December 31, 2015 was primarily due to increases of $144.5 million and $39.2 million in interest and non-interest bearing checking deposits, respectively, partially offset by a $46.8 million decrease in municipal deposits and a $54.2 million decrease in time deposits, both of which resulted from our planned run-off of higher-cost, non-relationship-based accounts.

The following table sets forth the deposits as a percentage of total deposits for the dates indicated:

	2015		2014		2013
At December 31, (Dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

Non-interest bearing deposits	$409,233	11.8%	$369,683	9.5%	$291,109	7.9%
Interest-earning checking accounts	757,718	22.0	632,345	16.3	686,582	18.8
Stock subscription deposits received(1)	—	—	463,036	11.9	—	—
Municipal checking accounts	132,642	3.8	179,439	4.6	383,043	10.5
Money market accounts	389,403	11.3	424,789	11.0	441,881	12.1
Savings accounts	1,132,842	32.8	1,126,848	29.1	1,127,339	30.8
Certificates of deposit	630,085	18.3	683,569	17.6	730,062	19.9
Total	$3,451,923	100.0%	$3,879,709	100.0%	$3,660,016	100.0%

(1)Additional stock subscription proceeds of $19.1 million were held in escrow in various deposit accounts at December 31, 2014.

Stock subscription funds were reclassified to stockholders’ equity upon the completion of the second-step conversion on January 12, 2015. We are required to pledge securities to secure municipal deposits. At December 31, 2015 and 2014, we had pledged $75.7 million and $127.1 million, respectively, of securities to secure these deposits.

The following table sets forth the time remaining until maturity for certificate of deposits of $100,000 or more at December 31, 2015:

December 31, 2015 (Dollars in thousands)	Certificates of Deposit

Maturity Period:
Three months or less	$30,067
Over three through six months	21,195
Over six through twelve months	32,234
Over twelve months	39,118
Total	$122,614

The following table sets forth the deposit activity for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2015	2014	2013
Beginning balance	$3,879,709	$3,660,016	$3,927,513
Increase (decrease) before interest credited	40,348	(277,357)	(285,251)
Interest credited	14,002	14,914	17,754
Stock subscription deposits received	(482,136)	482,136	—
Net increase (decrease) in deposits	(427,786)	219,693	(267,497)
Ending balance	$3,451,923	$3,879,709	$3,660,016

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

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2015	2014	2013
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$165,000	$195,000	$195,000
Repurchase agreements	—	30,000	85,000
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,405	25,388	25,370
Other	—	—	—
Average outstanding balance during period:
Federal Home Loan Bank advances	$165,000	$189,740	$185,658
Repurchase agreements	—	25,397	53,534
Federal Home Loan Bank overnight borrowings	5	5	5
Federal Reserve Bank of Philadelphia overnight borrowings	5	5	5
Statutory trust debenture	25,397	25,379	25,361
Other	19	22	22
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.76%	2.87%	2.87%
Repurchase agreements	—	3.84	3.65
Federal Home Loan Bank overnight borrowings	0.35	0.32	0.26
Federal Reserve Bank of Philadelphia overnight borrowings	0.75	0.75	0.75
Statutory trust debenture	2.00	1.93	1.98
Other	0.60	0.60	0.58
Balance outstanding at end of period:
Federal Home Loan Bank advances	$165,000	$165,000	$195,000
Repurchase agreements	—	—	30,000
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,405	25,388	25,370
Other	—	—	—
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	2.72%	2.72%	2.86%
Repurchase agreements	—	—	3.78
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	2.09	1.82	1.82
Other	—	—	—

Results of Operations for the Years Ended December 31, 2015, 2014, and 2013

Financial Highlights

Net income was $22.9 million for the year ended December 31, 2015 compared to net income of $18.0 million for the year ended December 31, 2014 and net income of $12.6 million for the year ended December 31, 2013. The increase in net income during both 2015 and 2014 was primarily due to improved asset quality that resulted in lower provisions for loan losses and lower classified loan and other real estate owned expense.

For the year ended December 31, 2015, net interest income was $124.2 million, an increase of $6.8 million, or 5.8%, from $117.4 million for the year ended December 31, 2014. The increase in net interest income during 2015 was primarily due to an increase in net interest income as a result of deploying a portion of the proceeds from the Bank’s second step conversion, which was completed in January 2015, improving asset quality which resulted in lower provisions for loan losses, and continued management of expense levels.

Net interest income was $117.4 for the year ended December 31, 2014 compared to $123.7 million for the year ended December 31, 2013. The decrease in net interest income during the year ended December 31, 2014 was primarily the result of a decline in the average balance of investments and loans, coupled with a reduction in the average interest rate earned on loans, partially offset by a reduction in the average cost of liabilities and a $214.3 million decrease in the average balance of municipal deposits.

Asset quality improvement and low net loan charge-offs resulted in a reduction of our provision for loan losses of $3.6 million for the year ended December 31, 2015, compared to provisions of $200 thousand and $13.0 million for the years ended December 31, 2014 and 2013, which reduced credit costs during 2015.

Non-interest expense levels remained consistent during the years ended December 31, 2015 and 2014 and decreased from the year ended December 31, 2013 primarily due to lower classified loan and other real estate owned related expenses as our asset quality improved.

Income tax expense increased in 2015 and 2014 from 2013 primarily due to higher profitability levels and a higher ratio of taxable income compared to tax exempt income during these periods.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

Year Ended December 31,				Change 2015/2014		Change 2014/2013
(Dollars in thousands)	2015	2014	2013	$	%	$	%

Net interest income	$124,222	$117,424	$123,736	$6,798	5.79%	$(6,312)	(5.10)%
Provision for loan losses	(3,600)	200	13,000	(3,800)	(1,900.00)%	(12,800)	(98.46)%
Non-interest income	24,284	24,783	25,125	(499)	(2.01)%	(342)	(1.36)%
Non-interest expense	118,488	118,251	120,688	237	0.20%	(2,437)	(2.02)%
Income tax expense	10,725	5,723	2,595	5,002	87.40%	3,128	120.54%
Net income	22,893	18,033	12,578	4,860	26.95%	5,455	43.37%

Return on average equity	2.15%	2.94%	2.01%
Return on average assets	0.48%	0.40%	0.26%

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

Average Balance Tables

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2015			2014			2013
	Average	Interest &	Yield /	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Overnight Investments	$291,062	$758	0.26%	$281,749	$712	0.25%	$325,443	$821	0.25%
Stock	8,800	766	8.58%	14,794	635	4.23%	17,774	208	1.17%
Other Investment securities	1,438,770	29,936	2.08%	1,484,829	31,526	2.12%	1,666,628	33,833	2.03%
Total Investment securities	1,738,632	31,460	1.81%	1,781,372	32,873	1.84%	2,009,845	34,862	1.73%

Loans:
Real estate loans
Residential	706,597	29,951	4.24%	672,288	29,853	4.44%	680,593	31,293	4.60%
Non-residential	828,044	35,748	4.28%	598,581	29,086	4.81%	600,856	30,494	5.02%
Total real estate	1,534,641	65,699	4.26%	1,270,869	58,939	4.61%	1,281,449	61,787	4.80%
Business loans	215,270	9,688	4.45%	226,108	10,978	4.80%	297,209	14,905	4.96%
Shared National Credits	204,544	5,574	2.69%	117,177	3,050	2.57%	—	—	0.00%
Small Business loans	85,775	4,751	5.48%	99,962	5,671	5.61%	120,993	7,085	5.80%
Total Business & Small Business loans	505,589	20,013	3.92%	443,247	19,699	4.39%	418,202	21,990	5.21%
Total Business loans	1,333,633	55,761	4.14%	1,041,828	48,785	4.63%	1,019,058	52,484	5.10%
Personal loans	623,426	26,167	4.20%	641,544	27,794	4.33%	682,219	30,737	4.51%
Total loans, net of discount	2,663,656	111,879	4.18%	2,355,660	106,432	4.50%	2,381,870	114,514	4.79%
Total interest earning assets	4,402,288	143,339	3.24%	4,137,032	139,305	3.35%	4,391,715	149,376	3.39%
Non-interest earning assets	341,758			348,557			353,690
Total assets	$4,744,046			$4,485,589			$4,745,405

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,132,869	$3,910	0.35%	$1,138,342	$3,971	0.35%	$1,096,502	$4,802	0.44%
Money market accounts	415,555	1,370	0.33%	438,588	1,405	0.32%	474,500	1,851	0.39%
Demand deposits	704,239	1,469	0.22%	662,712	1,471	0.22%	668,165	1,681	0.25%
Demand deposits - Municipals	131,905	146	0.11%	261,333	312	0.12%	475,605	1,267	0.27%
Certificates of deposit	655,762	7,156	1.09%	708,471	7,819	1.10%	758,355	8,242	1.09%
Total interest-bearing deposits	3,040,330	14,051	0.47%	3,209,446	14,978	0.47%	3,473,127	17,843	0.51%
Borrowings	190,427	5,066	2.66%	240,549	6,903	2.87%	264,586	7,797	2.95%
Total interest-bearing liabilities	3,230,757	19,117	0.60%	3,449,995	21,881	0.63%	3,737,713	25,640	0.69%

Non-interest-bearing deposits	377,910			366,957			305,815
Other non-interest-bearing liabilities	71,618			55,447			77,693
Total liabilities	3,680,285			3,872,399			4,121,221

Total stockholders’ equity	1,063,761			613,190			624,184
Total liabilities and stockholders’ equity	$4,744,046			$4,485,589			$4,745,405
Net interest income		$124,222			$117,424			$123,736
Interest rate spread			2.64%			2.72%			2.70%
Net interest margin			2.80%			2.82%			2.81%
Average interest-earning assets to average interest-bearing liabilities			136.26%			119.91%			117.50%

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

	Year Ended 12/31/2015 Compared to Year Ended 12/31/2014			Year Ended 12/31/2014 Compared to Year Ended 12/31/2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans receivable	$12,936	$(7,489)	$5,447	$(1,184)	$(6,898)	$(8,082)
Overnight investments	24	22	46	(110)	—	(110)
Investment securities	(832)	58	(774)	(1,081)	246	(835)
Mortgage-backed securities	56	(523)	(467)	(2,068)	1,350	(718)
Collateralized mortgage obligations	(368)	19	(349)	(772)	19	(753)
Other interest-earning assets	(522)	653	131	(128)	555	427
Total interest-earning assets	11,294	(7,260)	4,034	(5,343)	(4,728)	(10,071)
Interest expense:
Interest-earning checking accounts	(170)	2	(168)	(424)	(741)	(1,165)
Money market	(76)	41	(35)	(115)	(331)	(446)
Savings accounts	(19)	(42)	(61)	146	(977)	(831)
Time deposits	(575)	(88)	(663)	(551)	128	(423)
Total interest-bearing deposits	(840)	(87)	(927)	(944)	(1,921)	(2,865)

FHLB advances	(683)	(197)	(880)	118	(17)	101
Repurchase agreements	—	(974)	(974)	(1,079)	97	(982)
Statutory trust debenture	—	17	17	—	(13)	(13)
Total interest-bearing liabilities	(1,523)	(1,241)	(2,764)	(1,905)	(1,854)	(3,759)

Net change in net interest income	$12,817	$(6,019)	$6,798	$(3,438)	$(2,874)	$(6,312)

2015 vs. 2014. For the year ended December 31, 2015, net interest income increased $6.8 million, or 5.8%, to $124.2 million from $117.4 million for the year ended December 31, 2014. Total interest income increased $4.0 million, or 2.9%, to $143.3 million for the year ended December 31, 2015 from $139.3 million for the year ended December 31, 2014. The increase in interest income was primarily due to higher interest earning assets as a result of the second-step conversion proceeds. For the year ended December 31, 2015, our loan portfolio increased $519.7 million, or 21.5%, primarily due to purchases of multi-family and residential loans, as well as organic growth primarily in our commercial loan portfolio. The increase in the average balance of loans was partially offset by a reduction in the average interest rate earned on loans and investments.  For the year ended December 31, 2015, total interest expense decreased $2.8 million, or 12.6%, to $19.1 million from $21.9 million for the year ended December 31, 2014 due to a decline in the average balance of interest bearing liabilities and in interest rates. We have been able to reduce the cost of our interest bearing liabilities in 2015 with average rates decreasing to 0.60% for the year ended December 31, 2015 from 0.63% for the year ended December 31, 2014, primarily from the re-pricing of higher cost deposits, particularly municipal deposits. In addition, the average balance of borrowings decreased $50.1 million as a result of the maturity of $30.0 million of FHLB advances and a $30.0 million repurchase agreement and the average balance of certificates of deposits decreased $52.7 million during the year. We believe that the continued low interest rate environment will put pressure on net interest margin in future periods until we can begin to grow our loan portfolio and reduce the percentage of our balance sheet assets that are held in lower yielding cash and investments.

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

Provision for Loan Losses

A reduction of our provision for loan losses of $3.6 million was recorded for the year ended December 31, 2015 compared to provisions of $200 thousand and $13.0 million for the years ended December 31, 2014 and 2013, respectively. The decline in the provision for loan losses over the past three years is consistent with the decline in delinquencies, net charge-offs, classified assets, and non-performing assets. In 2014, we sold a total of $23.6 million of non-performing commercial loans, which resulted in an aggregate net charge-off of $1.7 million and a $1.6 million gain on sale of non-performing loans held for sale. Net charge-offs for the year ended December 31, 2015 were $1.6 million, compared to $5.2 million and $15.0 million for the years ended December 31, 2014 and 2013, respectively. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Government guaranteed student loans greater than 90 days delinquent continue to accrue interest as these loans are guaranteed by the government and have little risk of credit loss. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions.

At December 31, 2015, the allowance for loan losses totaled $45.5 million, or 1.55% of total loans outstanding, compared to $50.7 million, or 2.09% of total loans outstanding, as of December 31, 2014 and $55.6 million, or 2.38% of total loans outstanding, as of December 31, 2013. An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses” below.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

Year Ended December 31,				Change 2015/2014		Change 2014/2013
(Dollars in thousands)	2015	2014	2013	$	%	$	%

Insurance commission income	$6,796	$7,004	$7,170	$(208)	(3.0)%	$(166)	(2.3)%
Other services charges	11,957	11,409	11,458	548	4.8%	(49)	(0.4)%
Mortgage banking income	727	583	1,017	144	24.7%	(434)	(42.7)%
Gains on sale of non-performing commercial loans HFS	—	1,583	—	(1,583)	(100.0)%	1,583	100.0%
Gains on sale of investment securities available-for-sale	(19)	621	1,377	(640)	(103.1)%	(756)	(54.9)%
Limited partnership losses and amortization	(174)	(1,815)	(2,464)	1,641	(90.4)%	649	(26.3)%
Bank owned life insurance	1,349	1,309	1,618	40	3.1%	(309)	(19.1)%
Returned check charges	3,648	4,089	4,949	(441)	(10.8)%	(860)	(17.4)%
Total	$24,284	$24,783	$25,125	$(499)	(2.0)%	$(342)	(1.4)%

2015 vs. 2014. For the year ended December 31, 2015, non-interest income decreased $499 thousand, or 2.0%, to $24.3 million from $24.8 million for the year ended December 31, 2014.  The decrease was primarily due to a $1.6 million net gain recorded during the year ended December 31, 2014 on the sale of non-performing commercial loans held for sale and a $640 thousand decrease in the net gain on the sale of investment securities.  These decreases were partially offset by an increase of $1.6 million in limited partnership income and a $562 thousand increase in automated teller machine (ATM) fees during the year ended December 31, 2015.

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

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

				Change 2015/2014		Change 2014/2013
(Dollars in thousands)	2015	2014	2013	$	%	$	%
Salaries and employee benefits	$62,970	$60,226	$57,154	$2,744	4.6%	$3,072	5.4%
Occupancy expense	9,201	10,390	9,826	(1,189)	(11.4)	564	5.7
Depreciation, amortization and maintenance	9,026	8,951	9,026	75	0.8	(75)	(0.8)
Marketing expense	3,806	2,802	5,234	1,004	35.8	(2,432)	(46.5)
Amortization of intangibles	1,883	1,870	1,872	13	0.7	(2)	(0.1)
FDIC insurance	2,142	2,850	3,589	(708)	(24.8)	(739)	(20.6)
Merger and restructuring charges	753	—	(189)	753	100.0	189	100.0
Professional fees	4,449	3,972	5,058	477	12.0	(1,086)	(21.5)
Insurance expense	1,672	1,857	1,869	(185)	(10.0)	(12)	(0.6)
Printing and supplies	1,284	1,533	1,488	(249)	(16.2)	45	3.0
Correspondent bank charges	2,850	3,260	2,966	(410)	(12.6)	294	9.9
Postage expense	1,402	1,413	1,259	(11)	(0.8)	154	12.2
Internet banking	2,427	2,399	2,146	28	1.2	253	11.8
Debit card rewards	(237)	1,285	1,351	(1,522)	(118.4)	(66)	(4.9)
Real estate owned expenses	322	478	876	(156)	(32.6)	(398)	(45.4)
Real estate owned (gains) losses	(228)	(537)	1,306	309	(57.5)	(1,843)	(141.1)
Classified loan expenses	1,098	1,974	4,202	(876)	(44.4)	(2,228)	(53.0)
Other loan expenses	1,316	497	1,307	819	164.8	(810)	(62.0)
Other	12,352	13,031	10,348	(679)	(5.2)	2,683	25.9
Total	$118,488	$118,251	$120,688	$237	0.2%	$(2,437)	(2.0)%

2015 vs. 2014. For the year ended December 31, 2015, non-interest expense increased $237 thousand, or 0.2%, to $118.5 million from $118.3 million for the year ended December 31, 2014.  The increase in non-interest expense was primarily driven by a $2.7 million increase in salaries and employee benefits due to merit increases and other retirement benefits, a $1.0 million increase in marketing expenses due to current year initiatives to continue rebranding and drive future growth and $753 thousand of merger costs recorded in the fourth quarter of 2015 associated with the pending acquisition of Conestoga Bank.  These increases were partially offset by a $1.2 million decrease in occupancy expense related to our headquarters move in the first quarter of 2014, a $1.5 million decrease in debit card rewards expense due to changes in the program parameters, a $708 thousand decrease in FDIC insurance expense due to lower assessments, and an $876 thousand decrease in classified loan expense.  For the year ended December 31, 2015, our efficiency ratio was 79.79% compared to 83.15% for the year ended December 31, 2014.

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

Income Tax Expense

2015 vs. 2014. We recorded a provision for income taxes of $10.7 million for 2015, reflecting an effective rate of 31.9%, compared to a provision for income taxes of $5.7 million for 2014, reflecting an effective rate of 24.1%. The increase in income tax expense and the effective tax rate was primarily due to higher profitability levels and a higher ratio of taxable income compared to tax exempt income for the year ended December 31, 2015 as compared to the year ended December 31, 2014.  The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by Beneficial Bancorp as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

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

As of December 31, 2015 and 2014, the Company had net deferred tax assets totaling $37.8 million and $43.7 million, respectively. These deferred tax assets can only be realized if the Company generates taxable income in the future. The Company regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, Beneficial Bank considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments, that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of December 31, 2015 and 2014. However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

The following table sets forth information with respect to our non-performing assets at the dates indicated. We had six TDRs on non-accrual status at December 31, 2015 totaling $731 thousand, five TDRs on non-accrual status at December 31, 2014 totaling $1.1 million, 31 TDRs on non-accrual status at December 31, 2013 totaling $18.3 million, 29 TDRs on non-accrual status at December 31, 2012 totaling $15.3 million, and 36 TDRs on non-accrual status at December 31, 2011 totaling $23.7 million. We had one TDR totaling $150 thousand, two TDRs totaling $2.5 million, and four TDRs totaling $10.1 million that were on accrual status and in compliance with their modified terms as of December 31, 2015, 2014 and 2013, respectively. Management monitors the activity and performance of non-performing assets on a weekly basis.

December 31, (Dollars in thousands)	2015	2014	2013	2012	2011
Non-accrual loans:
Real estate loans:
Residential	$9,429	$8,500	$11,393	$13,515	$12,477
Commercial real estate	2,070	2,123	23,131	39,043	65,589
Residential construction	256	268	130	783	1,850
Total real estate loans	11,755	10,891	34,654	53,341	79,916

Commercial business loans	1,378	1,755	15,900	13,255	26,959

Consumer loans:
Home equity lines of credit	1,635	1,858	953	1,110	499
Automobile loans	—	—	151	119	97
Other consumer loans	—	111	107	592	436
Total consumer loans	1,635	1,969	1,211	1,821	1,032
Total non-accrual loans (1)	14,768	14,615	51,765	68,417	107,907

Accruing loans past due 90 days or more:

Consumer loans:
Education loans (2)	22,900	25,296	24,410	24,013	28,423
Total consumer loans	22,900	25,296	24,410	24,013	28,423
Total accruing loans past due 90 days or more	22,900	25,296	24,410	24,013	28,423
Total non-performing loans	37,668	39,911	76,175	92,430	136,330

Real estate owned	1,276	1,578	5,861	11,752	17,775

Total non-performing assets	$38,944	$41,489	$82,036	$104,182	$154,105

Total non-performing loans to total loans	1.28%	1.65%	3.25%	3.78%	5.29%

Total non-performing assets to total assets	0.81%	0.87%	1.79%	2.08%	3.35%

(1)         Includes $731 thousand, $1.1 million $18.3 million, $15.3 million, $22.2 million of TDRs on non-accrual status as of December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

(2)         Education loans are 98% government guaranteed.

Non-performing assets decreased $2.6 million to $38.9 million, or 0.81% of total assets, at December 31, 2015 from $41.5 million, or 0.87% of total assets, at December 31, 2014. This decrease was primarily the result of a decrease in government guaranteed student loans delinquent greater than 90 days during the year. Net charge-offs for the year ended December 31, 2015 were $1.6 million compared to $5.2 million for the year ended December 31, 2014. We charge-off the collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Non-performing assets at December 31, 2015 included $22.9 million, or 58.8%, of government guaranteed student loans where we have little risk of credit loss. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Interest income that would have been recorded for the years ended December 31, 2015 and 2014, had non-accrual loans been current according to their original terms, amounted to approximately $813 thousand and $909 thousand, respectively. There was no interest income recorded on non-accrual loans during the years ended December 31, 2015 and 2014, respectively.

The tables below include impaired loans and the average impaired loan balance as of December 31, 2015 and 2014.

Impaired Loans	Unpaid		Carrying			Average
For the Period Ended December 31, 2015	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired
(Dollars in thousands)	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$2,029	$—	$2,029	—	4	$507
Commercial Business	1,378	—	1,378	—	8	172
Commercial Construction	41	—	41	—	1	41
Residential Real Estate	10,211	633	9,578	6.2%	138	69
Residential Construction	464	208	256	44.8%	2	128
Home Equity and Lines of Credit	1,645	10	1,635	0.6%	19	86
Personal	—	—	—	—	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Total Impaired Loans	$15,768	$851	$14,917	5.4%	172	$87

Impaired Loans	Unpaid		Carrying			Average
For the Period Ended December 31, 2014	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired
(Dollars in thousands)	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$2,337	$616	$1,721	26.4%	6	$287
Commercial Business	4,691	1,436	3,255	30.6%	7	465
Commercial Construction	1,362	—	1,362	—	2	681
Residential Real Estate	9,037	537	8,500	5.9%	134	63
Residential Construction	476	208	268	43.7%	2	134
Home Equity and Lines of Credit	1,935	27	1,908	1.4%	25	76
Personal	111	—	111	—	10	11
Education	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Total Impaired Loans	$19,949	$2,824	$17,125	14.2%	186	$92

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

At December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011

Special mention assets	$15,190	$19,423	$49,526	$70,635	$56,156
Substandard assets	33,199	43,704	98,275	99,989	104,895
Doubtful assets	—	—	—	3,503	20,802
Total classified assets	$48,389	$63,127	$147,801	$174,127	$181,853

For all loans classified as substandard and doubtful, we have charged-off the collateral deficiency on all collateral dependent classified loans that are 90 days past due.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. As of December 31, 2015, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Prior to December 31, 2015, management had established an unallocated reserve that reflected the uncertainties in economic conditions and in identifying triggering events that directly correlated to subsequent loss rates, changes in appraised value of underlying collateral and other risk factors that had not yet manifested themselves in the loss allocation factors or historical loss experience as well as to reflect the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio.  As of December 31, 2015, management enhanced its methodology and assumptions including the nine interagency qualitative factors that were assessed to adjust the allowance based on the incremental risk drivers not adequately reflected in the quantitative component of the allowance and eliminated the unallocated reserve. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. We charge-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at December 31, 2015 or December 31, 2014 for non-performing loans.

General Allowance. Additionally, we reserve for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and economic trends. While this analysis is conducted at least quarterly, we have the ability to revise the allowance factors whenever necessary to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.

A comprehensive analysis of the allowance for loan losses is performed on a quarterly basis. The factors supporting the allowance for loan losses do not diminish that the entire allowance for loan losses is available to absorb losses in the loan portfolio. Our principal focus, therefore, is on the appropriateness of the total allowance for loan losses.

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

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	2015		2014		2013		2012		2011
		Loan		Loan		Loan		Loan		Loan
	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category
	Allocated	as a %	Allocated	as a %	Allocated	as a %	Allocated	as a % of	Allocated	as a % of
	to Loan	of Total	to Loan	of Total	to Loan	of Total	to Loan	Total	to Loan	Total
(Dollars in thousands)	Portfolio	Loans	Portfolio	Loans	Portfolio	Loans	Portfolio	Loans	Portfolio	Loans
Commercial:
Commercial real estate	$22,640	33.0%	$18,016	25.2%	$22,089	24.9%	$21,994	26.1%	$16,254	21.2%
Commercial business loans	11,856	16.9	18,264	18.2	19,301	16.2	18,088	13.6	15,376	16.7
Commercial construction	2,335	4.0	2,343	2.9	3,188	1.6	8,242	4.3	14,791	9.1
Total Commercial	36,831	53.9	38,623	46.3	44,578	42.7	48,324	44.0	46,421	47.0
Residential:
Residential real estate	1,644	25.0	1,960	27.6	2,200	29.2	2,293	27.2	1,620	24.2
Residential construction	—	—	—	—	—	—	142	0.1	65	0.2
Total real estate loans	1,644	25.0	1,960	27.6	2,200	29.2	2,435	27.3	1,685	24.4

Consumer:
Home equity & lines of credit	2,356	7.9	2,669	9.3	3,133	10.0	2,397	10.5	2,020	10.5
Personal	436	0.7	1,957	1.3	2,687	1.8	2,062	2.3	1,855	2.8
Education	125	6.1	285	8.1	306	8.8	303	8.9	279	9.1
Automobile	4,108	6.4	4,610	7.4	2,195	7.5	1,578	7.0	1,403	6.2
Total consumer	7,025	21.1	9,521	26.1	8,321	28.1	6,340	28.7	5,557	28.6
Unallocated	—		550		550		550		550
Total allowance for loan losses	$45,500	100.0%	$50,654	100.0%	$55,649	100.0%	$57,649	100.0%	$54,213	100.0%

Commercial Loans. The portion of the allowance for loan losses related to the commercial portfolio totaled $36.8 million, or 2.3% of commercial loans, at December 31, 2015, which decreased from $38.6 million or 3.4% of commercial loans at December 31, 2014. The decrease in the allowance was due to a decline  in commercial criticized and classified loans, delinquencies and net charge-offs during the year ended December 31, 2015.  Commercial criticized and classified loans decreased to $36.6 million as of December 31, 2015 compared to $50.8 million as of December 31, 2014 and net charge-offs on commercial loans decreased to $710 thousand for the year ended December 31, 2015 compared to $2.6 million for the year ended December 31, 2014. The decrease is the commercial reserve percentage was due to both the improvement in asset quality metrics as well as a $462.9 million increase in commercial loans during the year ended December 31, 2015, primarily as a result of the previously discussed $312.2 million of purchases in participations of multi-family loans that occurred during 2015, as well as organic growth.  We believe the commercial reserves are adequate given the decrease in criticized and classified commercial loans and the net charge-offs experienced during the year ended December 31, 2015.

Residential Loans. The allowance for the residential loan portfolio was $1.6 million, or 0.22% of residential loans, at December 31, 2015 compared to $2.0 million, or 0.29% of residential loans, at December 31, 2014. We continue to experience consistently low levels of delinquencies as well as net charge-offs in this portfolio. Our residential loan net charge-offs decreased to $249 thousand, reflecting a 0.04% loss rate, for the year ended December 31, 2015 compared to $546 thousand, reflecting a 0.09% loss rate, for the year ended December 31, 2014. We believe the balance of residential reserves was appropriate given the continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio decreased to $7.0 million, or 1.1% of consumer loans, at December 31, 2015 compared to $9.5 million, or 1.5% of consumer loans, at December 31, 2014. We have experienced year over year improvement of delinquencies in this portfolio.  Our delinquent consumer loans, excluding student loans, decreased $435 thousand, or 7.4%, to $5.5 million at December 31, 2015 from $5.9 million at December 31, 2014.  We believe the decrease in the consumer reserve was appropriate based on the decrease in consumer loan delinquencies during the year.

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

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2015	2014	2013	2012	2011

Allowance at beginning of period	$50,654	$55,649	$57,649	$54,213	$45,366

Provision for loan losses	(3,600)	200	13,000	28,000	37,500
Charge-offs:
Real estate loans:
Residential	283	702	1,051	1,215	1,004
Commercial real estate	2,333	5,804	11,334	13,393	24,571
Total real estate loans	2,616	6,506	12,385	14,608	25,575

Commercial business loans	703	5,338	5,340	9,867	5,897

Consumer:
Home equity lines of credit	584	180	740	979	587
Automobile loans	1,774	1,682	1,113	1,070	1,185
Other consumer loans	625	823	759	816	1,790
Total consumer loans	2,983	2,685	2,612	2,865	3,562
Total charge-offs	6,302	14,529	20,337	27,340	35,034

Recoveries:
Real estate loans:
One- to four-family	16	88	430	36	28
Commercial real estate	749	3,845	2,843	893	3,984
Total real estate loans	765	3,933	3,273	929	4,012

Commercial business	2,759	4,499	902	905	1,027

Consumer:
Home equity lines of credit	173	198	255	253	461
Automobile loans	898	601	725	488	571
Other consumer loans	153	103	182	201	310
Total consumer loans	1,224	902	1,162	942	1,342
Total recoveries	4,748	9,334	5,337	2,776	6,381
Net charge-offs	1,554	5,195	15,000	24,564	28,653
Allowance at end of period	$45,500	$50,654	$55,649	$57,649	$54,213

Allowance to non-performing loans	120.79%	126.92%	73.05%	62.37%	39.77%
Allowance to total loans	1.55%	2.09%	2.38%	2.36%	2.10%
Net charge-offs to average loans	0.06%	0.22%	0.63%	0.96%	1.05%

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

Our goal is to manage our interest rate risk by determining whether a given movement in interest rates affects our net income and the market value of our portfolio equity in a positive or negative way, and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2015 indicate an acceptable level of risk.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2015 and December 31, 2014. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income of a change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a change in market interest rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products, are documented periodically through evaluation under varying interest rate scenarios.

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

As of December 31, 2015 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$110,131	$126,427	$134,531
% change	(12.89)%		6.41%

Economic Value at Risk:
Equity	$1,183,397	$1,256,930	$1,217,786
% change	(5.85)%		(3.11)%

As of December 31, 2014 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$98,661	$115,312	$123,003
% change	(14.44)%		6.67%

Economic Value at Risk:
Equity	$1,138,351	$1,231,257	$1,201,032
% change	(7.55)%		(2.45)%

As of December 31, 2015, based on the scenarios above, net interest income at risk would be positively affected over a one-year time horizon in a rising interest rate environment and negatively affected in a declining interest rate environment.  The economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining interest rate environment. As of December 31, 2014, based on the scenarios above, net interest income and economic value of equity would be negatively impacted by a 200 basis point increase or decrease in interest rates. The current historically low interest rate environment reduces the reliability of the measurement of a 200 basis point decline in interest rates, as such a decline would result in negative interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor. In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

Overall, our December 31, 2015 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and the Federal Home Loan Bank system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our investment portfolio. As of December 31, 2015, the potential liquidity from these sources totaled $2.6 billion, which is an amount we believe currently exceeds any contingent liquidity needs.

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

Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015, cash and cash equivalents totaled $233.9 million, including overnight investments of $189.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $655.2 million at December 31, 2015. On December 31, 2015, we had $165.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds under an overnight advance program up to Beneficial Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $2.82 billion as of December 31, 2015, representing a decrease from $3.20 billion as of December 31, 2014. The decrease in core deposits was driven by $482.1 million of subscription funds received in connection with the second-step stock offering that were included in core deposits as of December 31, 2014. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources may include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. As of December 31, 2015 and December 31, 2014, aggregate wholesale funding totaled $306.9 million and $306.2 million, respectively. In addition, at December 31, 2015, we had arrangements to borrow up to $1.4 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On December 31, 2015, we had $165.0 million in outstanding advances and $275.0 million in future dated advances outstanding with the FHLB of Pittsburgh.

A significant use of our liquidity is the funding of loan originations. At December 31, 2015, Beneficial Bank had $485.3 million in loan commitments outstanding, which consisted of $36.4 million and $4.0 million in commercial and consumer commitments to fund loans, respectively, $136.9 million in commercial construction and other advances, $290.4 million in commercial and consumer unused lines of credit, and $17.6 million in standby letters of credit. Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2015 totaled $387.2 million, or 61.5% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables present certain of our contractual obligations at December 31, 2015:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Borrowed funds	$190,405	$70,000	$95,000	$—	$25,405
Commitments to fund new loans
Commercial	36,355	36,355	—	—	—
Consumer-Mortgage	4,045	4,045	—	—	—
Commitments to fund commercial construction and other advances	136,861	12,334	49,194	18,613	56,720
Unused lines of credit	290,411	134,482	54,199	25,643	76,087
Standby letters of credit	17,597	16,297	260	20	1,020
Operating lease obligations	59,602	5,312	10,945	10,154	33,191
Total	$735,276	$278,825	$209,598	$54,430	$192,423

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

Beneficial Bancorp is a separate legal entity from Beneficial Bank and must provide for its own liquidity in addition to its operating expenses. Beneficial Bancorp’s primary source of income is dividends received from Beneficial Bank. The amount of dividends that Beneficial Bank may declare and pay to Beneficial Bancorp is generally restricted under Pennsylvania law to the retained earnings of Beneficial Bank. At December 31, 2015, Beneficial Bancorp (stand-alone) had liquid assets of $251.0 million.

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See note 14 in the notes to the consolidated financial statements included in this Annual Report.

At December 31, 2015, Beneficial Bank’s ratio of Tier 1 capital to risk-weighted assets equaled 28.83%, well above the ratio necessary to be considered well capitalized under applicable federal regulations. We strive to manage our capital for maximum shareholder benefit. While the significant increase in equity that resulted from our second-step conversion completed on January 12, 2015 will adversely impact our return on equity, our financial condition and results of operations will be enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. Further, in the current economic environment, our strong capital position leaves us well-positioned to meet our customers’ needs and to execute on our growth strategies both organically and through acquisitions. We will also use capital management tools, such as common share repurchases, to improve our capital position.

On January 13, 2016, the Company issued a press release announcing that the Company’s Board of Directors had authorized a stock repurchase program to acquire up to 8,291,859 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 19 to the consolidated financial statements. For the year ended December 31, 2015 we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

During 2015, the Bank entered into future borrowing arrangements with the FHLB of Pittsburgh to borrow $200.0 million and $75.0 million, respectively, at a fixed interest rate during the period from April 2016 through April 2019 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the year ended December 31, 2015.

Derivative Financial Instruments. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2015, the Company had six interest rate swaps with an aggregate notional amount of $24.1 million related to this program. During the year ended December 31, 2015, the Company recognized a net loss of $4 thousand compared to a net gain of $33 thousand during the year ended December 31, 2014, related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

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

Consolidated Summary of Quarterly Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents summarized quarterly data for 2015 and 2014:

	1st	2nd	3rd	4th	Total
2015	Quarter	Quarter	Quarter	Quarter	Year
Total interest income	$34,943	$35,962	$35,950	$36,484	$143,339
Total interest expense	4,810	4,738	4,793	4,776	19,117
Net interest income	30,133	31,224	31,157	31,708	124,222
Provision for loan losses	(2,000)	(1,600)	—	—	(3,600)
Net interest income after provision for loan losses	32,133	32,824	31,157	31,708	127,822
Total non-interest income	5,615	7,174	5,836	5,659	24,284
Total non-interest expense	30,491	29,995	28,293	29,709	118,488
Income before income taxes	7,257	10,003	8,700	7,658	33,618
Income tax expense	2,006	2,948	2,865	2,906	10,725
Net income	$5,251	$7,055	$5,835	$4,752	$22,893
Basic earnings per common share (1)	$0.07	$0.09	$0.07	$0.06	$0.29
Diluted earnings per common share (1)	$0.07	$0.09	$0.07	$0.06	$0.29

	1st	2nd	3rd	4th	Total
2014	Quarter	Quarter	Quarter	Quarter	Year
Total interest income	$35,104	$34,786	$34,966	$34,449	$139,305
Total interest expense	5,574	5,569	5,535	5,203	21,881
Net interest income	29,530	29,217	29,431	29,246	117,424
Provision for loan losses	1,500	250	(1,550)	—	200
Net interest income after provision for loan losses	28,030	28,967	30,981	29,246	117,224
Total non-interest income	5,611	6,321	7,213	5,638	24,783
Total non-interest expense	31,234	29,210	29,048	28,759	118,251
Income before income taxes	2,407	6,078	9,146	6,125	23,756
Income tax expense	(65)	1,502	2,622	1,664	5,723
Net income	$2,472	$4,576	$6,524	$4,461	$18,033
Basic earnings per common share (1)	$0.03	$0.06	$0.08	$0.06	$0.22
Diluted earnings per common share (1)	$0.03	$0.06	$0.08	$0.06	$0.22

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

The information required by this item is included herein beginning on page F-1.

Item 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.            CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2015 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2015 is effective.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2015, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Thomas D. Cestare
Gerard P. Cuddy	Thomas D. Cestare
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Item 9B.            OTHER INFORMATION

None.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of Beneficial Bancorp, Inc., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of Beneficial Bancorp, Inc., see Part I, Item 1, “Business— Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning Beneficial Bancorp, Inc.’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on Beneficial Bancorp, Inc.’s website at www.thebeneficial.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.              EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)              Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

(b)              Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders.

(c)               Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)              Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2015.

	(a) Number of Securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,422,241	$9.59	676,145
Equity compensation plans not approved by stockholders	—	—	—
Total	3,422,241	$9.59	676,145

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in Beneficial Bancorp Inc.’s Proxy Statement for the 2016 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3)                                 Exhibits

No.	Description

3.1	Articles of Incorporation of Beneficial Bancorp, Inc. (1)

3.2	Bylaws of Beneficial Bancorp, Inc. (2)

4.0	Stock Certificate of Beneficial Bancorp, Inc. (3)

10.1	Amended and Restated Employment Agreement between Beneficial Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy *

10.2	Amended and Restated Employment Agreement between Beneficial Bancorp, Inc., Beneficial Bank and Thomas D. Cestare *

10.3	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Martin F. Gallagher *

10.4	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Joanne Ryder *

10.5	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Pamela M. Cyr *

10.6	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Robert J. Maines * (4)

10.7	Supplemental Pension and Retirement Plan of Beneficial Bank * (5)

10.8	Second Amendment to the Beneficial Bank Board of Managers Non-Vested Deferred Compensation Plan * (6)

10.9	Beneficial Bancorp, Inc. 2008 Equity Incentive Plan * (7)

10.10	Beneficial Bank Board of Trustees’ Non-Vested Deferred Compensation Plan * (8)

10.11	Beneficial Bank Stock-Based Deferral Plan * (9)

10.12	Severance Pay Plan for Eligible Employees of Beneficial Bank * (10)

10.13	Amended and Restated Beneficial Bank Elective Deferred Compensation Plan * (11)

10.14	Stock Purchase Agreement by and between Beneficial Bancorp, Inc., Conestoga Bancorp, Inc. and Conestoga Bank dated October 21, 2015 (12)

21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 — Subsidiaries”

23.1	Consent of KPMG LLP

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

*                                         Management contract or compensatory plan, contract or arrangement.

(1)                                 Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(2)                                 Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(3)                                 Incorporated by reference to Exhibit 4.0 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(4)                                 Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K (File No. 001-36806) filed with the Securities and Exchange Commission on February 26, 2015.

(5)                                 Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(6)                                 Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(7)                                 Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(8)                                 Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(9)                                 Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(10)                          Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(11)                          Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(12)                          Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-36806) filed with the Securities and Exchange Commission on October 27, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beneficial Bancorp, Inc. and Subsidiaries:

We have audited the accompanying statements of financial condition of Beneficial Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beneficial Bancorp, Inc. and Subsidiaries:

We have audited Beneficial Bancorp, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 26, 2016

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2015 and 2014

	2015	2014
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$43,978	$40,684
Overnight Investments	189,942	493,331
Total cash and cash equivalents	233,920	534,015

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $650,439 and $748,858 at December 31, 2015 and 2014, respectively)	655,162	757,834
Held-to-maturity (estimated fair value of $695,290 and $731,589 at December 31, 2015 and 2014, respectively)	696,310	727,755
Federal Home Loan Bank stock, at cost	8,786	8,830
Total investment securities	1,360,258	1,494,419
LOANS:	2,941,446	2,421,745
Allowance for loan losses	(45,500)	(50,654)
Net loans	2,895,946	2,371,091
ACCRUED INTEREST RECEIVABLE	14,298	13,383

BANK PREMISES AND EQUIPMENT, Net	73,213	78,957

OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	64,827	63,349
Other intangibles	4,389	6,136
Other assets	57,871	68,199
Total other assets	249,060	259,657
TOTAL ASSETS	$4,826,695	$4,751,522
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$409,232	$369,683
Interest-bearing deposits	3,042,691	3,510,026
Total deposits	3,451,923	3,879,709

Borrowed funds	190,405	190,388
Other liabilities	68,821	70,531
Total liabilities	3,711,149	4,140,628

COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of December 31, 2015 and December 31, 2014	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 82,949,191 and 90,809,621 issued and 82,918,595 and 82,698,392 outstanding, as of December 31, 2015 and 2014, respectively	829	826
Additional paid-in capital	787,503	362,685
Unearned common stock held by employee savings and stock ownership plan	(32,014)	(14,306)
Retained earnings (partially restricted)	382,951	360,058
Accumulated other comprehensive loss	(23,374)	(22,663)
Treasury Stock at cost, 30,596 shares and 8,111,229 shares at December 31, 2015 and 2014, respectively	(349)	(75,706)
Total stockholders’ equity	1,115,546	610,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,826,695	$4,751,522

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
INTEREST INCOME:
Interest and fees on loans	$111,879	$106,432	$114,514
Interest on overnight investments	758	712	821
Interest and dividends on investment securities:
Taxable	29,151	29,710	31,255
Tax-exempt	1,551	2,451	2,786
Total interest income	143,339	139,305	149,376

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	1,615	1,783	2,948
Money market and savings deposits	5,280	5,376	6,653
Time deposits	7,156	7,819	8,242
Total	14,051	14,978	17,843
Interest on borrowed funds	5,066	6,903	7,797
Total interest expense	19,117	21,881	25,640
Net interest income	124,222	117,424	123,736
Provision for loan losses	(3,600)	200	13,000
Net interest income after provision for loan losses	127,822	117,224	110,736

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	6,796	7,004	7,170
Service charges and other income	16,780	14,992	15,561
Mortgage banking income	727	583	1,017
Net gain on sale of non-performing commercial loans HFS	—	1,583	—
Net (loss) gain on sale of investment securities	(19)	621	1,377
Total non-interest income	24,284	24,783	25,125

NON-INTEREST EXPENSE:
Salaries and employee benefits	62,970	60,226	57,154
Occupancy expense	9,201	10,390	9,826
Depreciation, amortization and maintenance	9,026	8,951	9,026
Marketing expense	3,806	2,802	5,234
Intangible amortization expense	1,883	1,870	1,872
FDIC insurance	2,142	2,850	3,589
Merger and restructuring charges	753	—	(189)
Professional fees	4,449	3,972	5,058
Classified loan & other real estate owned related expense	1,192	1,915	6,384
Other	23,066	25,275	22,734
Total non-interest expense	118,488	118,251	120,688
Income before income taxes	33,618	23,756	15,173
Income tax expense	10,725	5,723	2,595
NET INCOME	$22,893	$18,033	$12,578

NET EARNINGS PER SHARE - Basic	$0.29	$0.22	$0.15
NET EARNINGS PER SHARE — Diluted	$0.29	$0.22	$0.15
Average common shares outstanding - Basic	78,513,929	80,701,991	83,417,947
Average common shares outstanding - Diluted	79,276,984	81,379,981	83,686,329

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Years Ended December 31, 2015, 2014 and 2013

	For the Year Ended
	December 31,
	2015	2014	2013

Net Income	$22,893	$18,033	$12,578
Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:

Unrealized holding (losses) gains on available for sale securities arising during the period (net of deferred tax of $1,564, $6,465, and $13,403 for the years ended December 31, 2015, 2014, and 2013, respectively)	(2,705)	11,160	(22,993)

Unrealized losses on available-for sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the year ended December 31, 2014)	—	(3,426)	—

Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $303 and $269 for the years ended December 31, 2015 and 2014, respectively)	524	449	—

Reclassification adjustment for net losses (gains) on available for sale securities included in net income (net of tax of $7, $227, and $459 for the years ended December 31, 2015, 2014, and 2013, respectively)	12	(394)	(788)

Defined benefit pension plans:

Pension gains (losses), other postretirement and postemployment benefit plan adjustments (net of tax of $936, $4,904, and $5,002 for the years ended December 31, 2015, 2014, and 2013, respectively)	1,458	(9,098)	9,454

Total other comprehensive loss	(711)	(1,309)	(14,327)

Comprehensive income (loss)	$22,182	$16,724	$(1,749)

See accompanying notes to the consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
BEGINNING BALACE, JANUARY 1, 2013	90,499,230	$823	$354,082	$(17,901)	$329,447	$(25,551)	$(7,027)	$633,873
Net Income					12,578			12,578
KSOP shares committed to be released			82	1,799				1,881
Stock option expense			1,627					1,627
Restricted stock shares			1,004					1,004
Issuance of common shares	21,118		168					168
Purchase of treasury stock						(21,658)		(21,658)
Net unrealized losses on AFS securities arising during the year (net of deferred tax of $13,403)							(22,993)	(22,993)
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $459)							(788)	(788)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $5,002)							9,454	9,454
BALANCE, DECEMBER 31, 2013	90,520,348	$823	$356,963	$(16,102)	$342,025	$(47,209)	$(21,354)	$615,146
Net Income					18,033			18,033
KSOP shares committed to be released (includes tax liability of $185)			291	1,796				2,087
Stock option expense			1,562					1,562
Restricted stock shares			1,047					1,047
Stock options exercised (includes tax benefit of $59)	289,273	3	2,822					2,825
Purchase of treasury stock						(28,497)		(28,497)
Net unrealized loss on AFS securities arising during the year (net of deferred tax of $6,465)							11,160	11,160
Unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $1,990)							(3,426)	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $269)							449	449
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $227)							(394)	(394)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $4,904)							(9,098)	(9,098)
BALANCE, DECEMBER 31, 2014	90,809,621	$826	$362,685	$(14,306)	$360,058	$(75,706)	$(22,663)	$610,894
Net Income					22,893			22,893
KSOP shares committed to be released (includes net tax liability of $186)			626	2,445				3,071
Stock option expense (includes tax benefit of $119)			1,602					1,602
Restricted stock expense (includes tax benefit of $8)			1,442					1,442
Stock options exercised	236,518	2	2,304					2,306
Purchase of treasury stock*						(349)		(349)
Net unrealized losses on AFS securities arising during the year (net of deferred tax of $1,564)							(2,705)	(2,705)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $303)							524	524
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $7)							12	12
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $936)							1,458	1,458
Second-step conversion and stock offering:
Beneficial Mutual Savings Bank MHC shares sold in public offering, including 2,015,352 shares purchased by the ESOP, net of offering costs	50,383,817	1	494,550	(20,153)				474,398
Retirement of MHC shares	(50,367,473)							—
Fractional shares resulting from conversion of existing shares at 1.0999 exchange ratio	(2,063)							—
Treasury stock retired	(8,111,229)		(75,706)			75,706		—
BALANCE, DECEMBER 31, 2015	82,949,191	$829	$787,503	$(32,014)	$382,951	$(349)	$(23,374)	$1,115,546

*  Represents shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

See accompanying notes to consolidated financial statements

BENEFICIAL BANCORP, INC. AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$22,893	$18,033	$12,578
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(3,600)	200	13,000
Depreciation and amortization	6,079	5,946	6,234
Intangible amortization and impairment	1,883	1,870	1,872
Net loss (gain) on sale of investments	19	(621)	(1,377)
Accretion of discount on investments	(463)	(419)	(789)
Amortization of premium on investments	5,979	5,844	9,909
Gain on sale of residential loans held for sale	(360)	(271)	(327)
Net gain on sale of non-performing commercial loans held for sale	—	(1,583)	—
Deferred income taxes	6,184	5,314	7,327
Net loss from disposition of premises and equipment	314	176	112
Gain on sale of fixed assets held for sale	(146)	(122)	(582)
Other real estate impairment	4	949	1,447
Gain on sale of other real estate	(232)	(1,485)	(174)
Amortization of Employee Savings and Stock Ownership Plan	3,257	2,087	1,881
Increase in bank owned life insurance	(1,478)	(1,886)	(1,009)
Stock based compensation expense	2,917	2,609	2,631
Origination of loans held for sale	(18,412)	(14,366)	(21,370)
Proceeds from sale of loans	19,050	38,352	20,918
Changes in assets and liabilities:
Accrued interest receivable	(915)	616	1,382
Accrued interest payable	(15)	(463)	(30)
Income taxes payable (receivable)	2,256	4,794	(3,334)
Other liabilities	(400)	(889)	(18,559)
Other assets	(3,901)	3,063	8,781
Net cash provided by operating activities	40,913	67,748	40,521
INVESTING ACTIVITIES:
Loans originated or acquired	(1,199,318)	(711,443)	(539,074)
Principal repayment on loans	677,345	603,905	624,811
Purchases of investment securities available for sale	(11,985)	(30,985)	(214,734)
Proceeds from sales of investment securities available for sale	—	6,504	52,185
Proceeds from maturities, calls or repayments of investment securities available for sale	125,758	142,908	247,453
Purchases of investment securities held to maturity	(70,247)	(122,809)	(183,799)
Proceeds from sales of investment securities held to maturity	—	—	2,173
Proceeds from maturities, calls or repayments of investment securities held to maturity	99,596	74,437	126,280
Net (purchases) sales of money market and mutual funds	(17,962)	14,867	2,996
Redemption (purchase) of Federal Home Loan Bank stock	44	8,587	(1,033)
Acquisition of Pye Karr Ambler & Co., Inc., net of cash acquired	(135)	—	—
Proceeds from sale other real estate owned	1,008	5,496	10,148
Purchases of premises and equipment	(4,548)	(14,597)	(14,141)
Proceeds from sale of premises and equipment	2,870	24	266
Cash provided (used in) by other investing activities	162	(349)	691
Net cash (used in) provided by investing activities	(397,412)	(23,455)	114,222
FINANCING ACTIVITIES:
Increase in borrowed funds	11,000	12,000	88,000
Repayment of borrowed funds	(10,983)	(71,982)	(87,981)
Net increase (decrease) in checking, savings and demand accounts	107,787	(196,850)	(208,206)
Stock subscription deposits received	—	463,036	—
Net decrease in time deposits	(53,484)	(46,493)	(59,291)
Proceeds from the exercise of stock options	2,306	2,766	168
Excess tax benefit related to stock based compensation awards	127	59	—
Purchase of treasury stock	(349)	(28,497)	(21,658)
Net cash provided by (used in) financing activities	56,404	134,039	(288,968)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(300,095)	178,332	(134,225)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	534,015	355,683	489,908
CASH AND CASH EQUIVALENTS, END OF YEAR	$233,920	$534,015	$355,683
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$19,132	$22,344	$25,670
Cash payments (refunds) for income taxes	2,304	(4,261)	(1,490)
Transfers of loans to other real estate owned	441	273	1,833
Transfers of bank branches to fixed assets held for sale	744	391	—
Transfers of securities at fair value from available for sale to held to maturity	—	152,200	—
Contribution to pension plan	351	351	24,351
Issuance of common stock funded by stock subscriptions received prior to January 1, 2015, net of offering costs	474,398	—	—

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(All dollar amounts are presented in thousands, except per share data)

1. NATURE OF OPERATIONS

The Company is a Maryland corporation and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered savings bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 55 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Department and the FDIC. The Company is regulated by the Federal Reserve Board. The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

The Company that was incorporated in August 2014 to be the successor to Beneficial Mutual Bancorp upon completion of the second-step conversion of the Bank from the two-tier mutual holding company structure to the stock holding company structure. Beneficial Savings Bank MHC was the former mutual holding company for Beneficial Mutual Bancorp prior to completion of the second-step conversion. In conjunction with the second-step conversion, each of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp ceased to exist. The second-step conversion was completed on January 12, 2015, at which time the Company sold, for gross proceeds of $503.8 million, a total of 50,383,817 shares of common stock at $10.00 per share, including 2,015,352 shares purchased by the Bank’s employee savings and stock ownership plan. As part of the second-step conversion, each of the existing 29,394,417 outstanding shares of Beneficial Mutual Bancorp common stock owned by persons other than Beneficial Savings Bank MHC was converted into 1.0999 of a share of Company common stock. As a result of the second-step conversion, all share information prior to January 12, 2015 has been subsequently revised to reflect the 1.0999 exchange ratio.

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

The Company originates residential mortgage loans for sale primarily to institutional investors, such as Fannie Mae. The Company retains the mortgage servicing rights (“MSRs”) for the loans sold to Fannie Mae. The Company elected the fair value measurement method to value its existing MSRs at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur. At December 31, 2015, and 2014, MSRs totaled $1.3 million and $1.4 million, respectively, and were included in “other assets” in the Company’s consolidated statements of financial condition.

At December 31, 2015, and 2014, loans serviced for others totaled $142.2 million and $150.6 million, respectively. Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. The Company had fiduciary responsibility for related escrow and custodial funds aggregating approximately $2.0 million at both December 31, 2015 and 2014.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes. The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The uncertain tax liability for uncertain tax positions was zero at December 31, 2015 and December 31, 2014.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02: Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of evaluating the impact of this guidance and anticipates an impact to the consolidated financial statements with regard to the Company’s operating lease agreements.

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition the amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is in the process of evaluating the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

In November 2015, the FASB issued ASU 2015-17: Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  In Topic 740, Income Taxes, requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Deferred tax liabilities and assets are classified as current or noncurrent based on the classification of the related asset or liability for financial reporting.  Deferred tax liabilities and assets that are not related to an asset or liability for financial reporting are classified according to the expected reversal date of the temporary difference.  To simplify the presentation of deferred income taxes, the amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update.  For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period.  This update is not applicable since the Company does not present a classified statement of financial position.  As a result, the Company does not anticipate an impact to the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-05: Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts.  For public business entities, the amendments in this update will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  Early adoption is permitted for all entities. The Company evaluated its software agreements and does not anticipate an impact to the consolidated financial statements related to this guidance.

In February 2015, the FASB issued ASU 2015-02: Consolidation.  The amendments in this update respond to concerns about the current accounting for consolidation of certain legal entities. Entities expressed concerns that current generally accepted accounting principles might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. Financial statement users asserted that in certain of those situations in which consolidation is ultimately required, deconsolidated financial statements are necessary to better analyze the reporting entity’s economic and operational results. Previously, the FASB issued an indefinite deferral for certain entities to partially address those concerns. However, the amendments in this update rescind that deferral and address those concerns by making changes to the consolidation guidance. The amendments in this update impact all reporting entities involved with limited partnerships or similar entities and require reporting entities to re-evaluate these entities for consolidation. In some cases, consolidation conclusion may change.  In other cases, a reporting entity will need to provide additional disclosures if an entity that currently isn’t considered a variable interest entity is considered a variable interest entity under the new guidance. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company evaluated its legal entities as it relates to the amendments of this consolidation guidance and does not anticipate an impact to the consolidated financial statements related to this guidance.

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

In January 2014, the FASB issued ASU 2014-04 — Troubled Debt Restructuring by Creditors (Subtopic 310-40): The amendments in this update apply to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable. The objective of the amendments in this update is to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company adopted the provisions of this guidance during the three months ended March 31, 2015 and noted no significant impact to the consolidated financial statements related to this guidance.

Also in January 2014, the FASB issued ASU 2014-01, Investments — Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects: The objective of this update is to provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with Subtopic 970-323. The amendments in this update should be applied retrospectively to all periods presented. A reporting entity that uses the effective yield method to account for its investments in qualified affordable housing projects before the date of adoption may continue to apply the effective yield method for those preexisting investments. The amendments in this update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The Company adopted the provisions of this guidance during the three months ended March 31, 2015 and did not elect to use the proportional amortization method to account for investments in qualified affordable housing projects.  As a result, the Company noted no impact to the consolidated financial statements related to this guidance.

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

3. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2015. All amounts are presented net of tax.

	Net unrealized
	holding gains (losses) on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2015	$2,711	$(25,374)	$(22,663)
Changes in other comprehensive loss before reclassifications:
Unrealized holding losses on AFS securities	(2,705)	—	(2,705)
Accretion of unrealized losses on AFS securities transferred to HTM	524	—	524
Pension, other postretirement and postemployment benefit plan adjustments	—	165	165
Amount reclassified from accumulated other comprehensive loss	12	1,293	1,305
Net current-period other comprehensive (loss) income	(2,169)	1,458	(711)
Ending balance, December 31, 2015	$542	$(23,916)	$(23,374)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2015:

For the Year Ended December 31, 2015
(Dollars in thousands)
Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$19		Net loss on sale of investment securities
	(7)		Income tax benefit
	$12		Net of tax

Amortization of defined benefit pension items
Transition obligation	$208	(1)	Other non-interest expense
Prior service costs	(518	)(1)	Other non-interest expense
Net recognized actuarial losses	2,433	(1)	Other non-interest expense
	2,123		Total before tax
	(830)		Income tax benefit
	$1,293		Net of tax

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 16 - Pension and Other Postretirement Benefits for additional details.

The following table presents the changes in the balances of each component of AOCI for the year ended December 31, 2014.  All amounts are presented net of tax.

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

4. EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the years ended December 31, 2015, 2014, and 2013. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“KSOP”) shares and unvested restricted stock shares. See Note 18 to these consolidated financial statements for further discussion of stock grants.

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2015	2014	2013

Basic and diluted earnings per share:
Net income	$22,893	$18,033	$12,578
Basic average common shares outstanding	78,513,929	80,701,991	83,417,947
Effect of dilutive securities	763,055	677,990	268,382
Dilutive average shares outstanding	79,276,984	81,379,981	83,686,329
Net earnings per share
Basic	$0.29	$0.22	$0.15
Diluted	$0.29	$0.22	$0.15

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the year ended December 31, 2015, there were 687 restricted stock grants and 863,172 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the year ended December 31, 2014, there were 734,183 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the year ended December 31, 2013, there were 2,999,207 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. As a result of the second-step conversion, the share and per share information for the year ended December 31, 2014 and 2013 have been adjusted to reflect the 1.0999 exchange ratio.

5. CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances in accordance with federal requirements. Cash and due from banks in the consolidated statements of financial condition include $16.4 million and $22.8 million at December 31, 2015 and 2014, respectively, relating to this requirement.

Cash and due from banks includes fiduciary funds of $476 thousand and $791 thousand at December 31, 2015 and 2014, respectively, relating to insurance services.

6. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2015, and 2014 are as follows:

	December 31, 2015
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$6,107	$2	$—	$6,109
Ginnie Mae guaranteed mortgage securities	4,395	146	—	4,541
GSE mortgage-backed securities	543,687	5,963	2,379	547,271
Collateralized mortgage obligations	32,717	37	397	32,357
Municipal bonds	30,146	1,510	—	31,656
Corporate Securities	11,986	—	126	11,860
Money market, mutual funds and certificates of deposit	21,401	—	33	21,368

Total	$650,439	$7,658	$2,935	$655,162

	December 31, 2015
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$654,803	$3,042	$4,335	$653,510
Collateralized mortgage obligations	38,757	456	292	38,921
Municipal bonds	750	69	—	819
Foreign bonds	2,000	40	—	2,040

Total	$696,310	$3,607	$4,627	$695,290

	December 31, 2014
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$8,538	$76	$—	$8,614
Ginnie Mae guaranteed mortgage securities	5,038	194	—	5,232
GSE mortgage-backed securities	641,952	9,981	2,985	648,948
Collateralized mortgage obligations	45,494	59	283	45,270
Municipal bonds	44,378	1,986	—	46,364
Money market, mutual funds and certificates of deposit	3,458	—	52	3,406

Total	$748,858	$12,296	$3,320	$757,834

	December 31, 2014
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$677,501	$6,202	$2,507	$681,196
Collateralized mortgage obligations	47,384	264	227	47,421
Municipal bonds	870	91	—	961
Foreign bonds	2,000	11	—	2,011

Total	$727,755	$6,568	$2,734	$731,589

During the year ended December 31, 2015, the Bank received proceeds from the sale of $360 thousand of mutual funds that resulted in a loss of $19 thousand. During the year ended December 31, 2014, the Bank received proceeds from the sale of mortgage-backed securities of $6.5 million and other securities of $364 thousand that resulted in an aggregate net gain of $621 thousand. During 2014, the Bank transferred five debt securities at a fair value of $152.2 million from available-for-sale securities to held-to-maturity securities as management has the intent and ability to hold these securities to maturity. On the date of transfer, the securities had a par value of $155.9 million. The difference between the fair value and the par value was $3.7 million, which included a $5.4 million unrealized loss and a $1.7 million unamortized premium, and will be accreted into interest income over the expected life of the securities. This amount will be equally offset by the amortization of the unrealized loss at the date of transfer, which is included in accumulated other comprehensive income.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	At December 31, 2015
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$588,681	$5,296	$113,146	$1,418	$701,827	$6,714
Corporate Securities	11,860	126	—	—	11,860	126
Collateralized mortgage obligations	3,781	23	36,819	666	40,600	689
Subtotal, debt securities	$604,322	$5,445	$149,965	$2,084	$754,287	$7,529
Mutual Funds	—	—	541	33	541	33
Total temporarily impaired securities	$604,322	$5,445	$150,506	$2,117	$754,828	$7,562

	At December 31, 2014
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$38,246	$200	$396,600	$5,292	$434,846	$5,492
Collateralized mortgage obligations	31,990	170	22,881	340	54,871	510
Subtotal, debt securities	$70,236	$370	$419,481	$5,632	$489,717	$6,002
Mutual Funds	—	—	896	52	896	52
Total temporarily impaired securities	$70,236	$370	$420,377	$5,684	$490,613	$6,054

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis or as economic or market concerns warrant such evaluation. The Company determines whether the unrealized losses are temporary in accordance with guidance under FASB ASC Topic 320 for Investments - Debt and Equity Securities. The evaluation is based upon factors such as the creditworthiness of the issuers/guarantors, the underlying collateral, if applicable, and the continuing performance of the securities. Management also evaluates other facts and circumstances that may be indicative of an OTTI condition. This includes, but is not limited to, an evaluation of the type of security, length of time and extent to which the fair value has been less than cost, and near-term prospects of the issuer. The likelihood of recovering the Company’s investment, whether the Company has the intent to sell the investment or that it is more likely than not that the Company will be required to sell the investment before recovery is also used to determine the nature of the decline in market value of the securities.

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $6.7 million related to its GSE mortgage-backed securities as of December 31, 2015.  Additionally, the Company had an unrealized loss of $689 thousand on GSE collateralized mortgage obligations, an unrealized loss of $126 thousand on corporate securities and an unrealized loss of $33 thousand on mutual funds as of December 31, 2015.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.2% as of December 31, 2015.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.9% as of December 31, 2015. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2015.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 1.8% as of December 31, 2015. The Company’s investments that were in a loss position for less than 12 months included a GSE CMO with an unrealized loss of 0.6% as of December 31, 2015. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2015.

Corporate Securities

The Company’s investments that were in a loss position for less than 12 months included investment-grade rated subordinated debt issued by financial institutions with an unrealized loss of 1.1% as of December 31, 2015.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2015.

The following table sets forth the stated maturities of the investment securities at December 31, 2015 and 2014. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. For purposes of this table they are presented separately.

	December 31, 2015		December 31, 2014
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$347	$352
Due after one year through five years	8,696	9,025	8,268	8,531
Due after five years through ten years	39,543	40,600	28,870	29,666
Due after ten years	—	—	15,431	16,429
Mortgage-backed securities	580,799	584,169	692,484	699,450
Money market and mutual funds	21,401	21,368	3,458	3,406

Total	$650,439	$655,162	$748,858	$757,834

Held-to-maturity:
Due in one year or less	$120	$123	$1,620	$1,623
Due after one year through five years	2,505	2,592	995	1,052
Due after five years through ten years	125	144	255	297
Due after ten years	—	—	—	—
Mortgage-backed securities	693,560	692,431	724,885	728,617

Total	$696,310	$695,290	$727,755	$731,589

At December 31, 2015 and December 31, 2014, $75.7 million and $127.1 million, respectively, of securities were pledged to secure municipal deposits.  At December 31, 2015 and December 31, 2014, the Company had $458 thousand and $317 thousand, respectively, of securities pledged as collateral on interest rate swaps.

7. LOANS

Major classifications of loans at December 31, 2015 and 2014 are summarized as follows:

December 31, (Dollars in thousands)	2015	2014
Commercial:
Commercial real estate	$971,086	$609,646
Commercial business loans	496,313	442,190
Commercial construction	116,452	69,140
Total commercial loans	1,583,851	1,120,976
Residential:
Residential real estate	735,468	667,800
Residential construction	256	268
Total residential loans	735,724	668,068

Consumer loans:
Home equity & lines of credit	231,808	227,055
Personal	20,640	28,668
Education	181,646	195,185
Automobile	187,777	181,793
Total consumer loans	621,871	632,701
Total loans	2,941,446	2,421,745

Allowance for losses	(45,500)	(50,654)
Loans, net	$2,895,946	$2,371,091

As of December 31, 2015, commercial real estate loans include $312.2 million of participations in portfolios of multi-family loans that were entered into during 2015.  The Company also purchased $43.9 million of residential real estate loans during the year ended December 31, 2015. These loans all met the Company’s underwriting standards and are secured by real estate located within the Company’s market area.

Included in the balance of residential loans are approximately $1.2 million and $1.5 million of loans held for sale at December 31, 2015, and December 31, 2014, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Residential loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank. For the years ended December 31, 2015 and December 31, 2014, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $18.7 million and $12.9 million, respectively, and recorded mortgage banking income of approximately $727 thousand and $583 thousand, respectively. The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

During the year ended December 31, 2014, the Company sold a total of $23.6 million of non-performing commercial loans, which resulted in a $1.7 million net charge-off and a $1.6 million gain. There were no sales of non-performing commercial loans during the years ended December 31, 2015 and 2013.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years. At December 31, 2015, shared national credits totaled $222.4 million, which included $113.7 million of leveraged lending transactions. At December 31, 2014, shared national credits totaled $186.7 million, which included $124.8 million of leveraged lending transactions. All of these loans were classified as pass rated as of December 31, 2015 as all payments are current and the loans are performing in accordance with their contractual terms.

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $245 thousand and $402 thousand at December 31, 2015 and 2014, respectively. The amount of payoffs and repayments with respect to such loans during the years ended December 31, 2015, and 2014 totaled $56 thousand and $50 thousand, respectively. There was one related party loan granted during the year ended December 31, 2015. There were no new related party loans granted during the year ended December 31, 2014.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of December 31, 2015, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Prior to December 31, 2015, management had established an unallocated reserve that reflected the uncertainties in economic conditions and in identifying triggering events that directly correlated to subsequent loss rates, changes in appraised value of underlying collateral and other risk factors that had not yet manifested themselves in the loss allocation factors or historical loss experience as well as to reflected the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio.  As of December 31, 2015, management believes the previously unallocated component of $550 thousand as of December 31, 2014 was captured by the underlying assumptions used in the methodology including the nine interagency qualitative factors that were assessed to adjust the allowance based on the incremental risk drives not adequately reflected in the quantitative component of the allowance. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at December 31, 2015 or December 31, 2014.

The following tables set forth the activity in the allowance for loan losses by portfolio for the years ended December 31, 2015, 2014 and 2013:

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2015 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654
Charge-offs	(2,333)	(703)	—	(283)	—	(584)	(505)	(120)	(1,774)	—	(6,302)
Recoveries	647	2,759	102	16	—	173	153	—	898	—	4,748
Provision (credit)	6,310	(8,464)	(110)	(49)	—	98	(1,169)	(40)	374	(550)	(3,600)
Allowance ending Balance	$22,640	$11,856	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$—	$45,500

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,640	11,856	2,335	1,644	$—	2,356	436	125	4,108	$—	$45,500
Total Allowance	$22,640	$11,856	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$—	$45,500

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,943	$2,287	$41	$12,634	$256	$2,002	$10	$—	$—	$—	$35,173
Collectively evaluated for impairment	953,143	494,026	116,411	722,834	—	229,806	20,630	181,646	187,777	—	2,906,273
Total Portfolio	$971,086	$496,313	$116,452	$735,468	$256	$231,808	$20,640	$181,646	$187,777	$—	$2,941,446

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2014 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649
Charge-offs	(5,804)	(5,338)	—	(702)	—	(180)	(724)	(99)	(1,682)	—	(14,529)
Recoveries	3,112	4,499	733	88	—	198	103	—	601	—	9,334
Provision (credit)	(1,381)	(198)	(1,578)	374	—	(482)	(109)	78	3,496	—	200
Allowance ending Balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	18,016	18,264	2,343	1,960	—	2,669	1,957	285	4,610	550	50,654
Total Allowance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,984	$4,172	$1,419	$12,003	$268	$2,184	$122	$—	$—	$—	$38,152
Collectively evaluated for impairment	591,662	438,018	67,721	655,797	—	224,871	28,546	195,185	181,793	—	2,383,593
Total Portfolio	$609,646	$442,190	$69,140	$667,800	$268	$227,055	$28,668	$195,185	$181,793	$—	$2,421,745

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2013 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$21,994	$18,088	$8,242	$2,293	$142	$2,397	$2,062	$303	$1,578	$550	$57,649
Charge-offs	(7,795)	(5,340)	(3,539)	(836)	(215)	(740)	(654)	(105)	(1,113)	—	(20,337)
Recoveries	1,785	902	1,058	430	—	255	182	—	725	—	5,337
Provision (credit)	6,105	5,651	(2,573)	313	73	1,221	1,097	108	1,005	—	13,000
Allowance ending Balance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,089	19,301	3,188	2,200	—	3,133	2,687	306	2,195	550	55,649
Total Allowance	$22,089	$19,301	$3,188	$2,200	$—	$3,133	$2,687	$306	$2,195	$550	$55,649

Financing receivable:
Ending balance
Individually evaluated for impairment	$28,135	$26,022	$2,722	$13,014	$130	$1,120	$107	$—	$151	$—	$71,401
Collectively evaluated for impairment	555,998	352,641	35,345	670,686	147	233,034	40,785	206,521	175,249	—	2,270,406
Total Portfolio	$584,133	$378,663	$38,067	$683,700	$277	$234,154	$40,892	$206,521	$175,400	$—	$2,341,807

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at December 31, 2015 and December 31, 2014:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	December 31, 2015
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$953,761	98%	$473,653	95%	$116,411	100%	$728,870	99%	$126	49%	$2,272,821	98%
Special Mention	6,465	1%	8,725	2%	—	—%	—	—%	—	—%	15,190	1%
Substandard	10,860	1%	13,935	3%	41	—%	6,598	1%	130	51%	31,564	1%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$971,086	100%	$496,313	100%	$116,452	100%	$735,468	100%	$256	100%	$2,319,575	100%

	December 31, 2014
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$579,847	95%	$419,316	95%	$66,191	96%	$662,394	99%	$138	51%	$1,727,886	97%
Special Mention	13,795	2%	5,628	1%	—	—%	—	—%	—	—%	19,423	1%
Substandard	16,004	3%	17,246	4%	2,949	4%	5,406	1%	130	49%	41,735	2%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$609,646	100%	$442,190	100%	$69,140	100%	$667,800	100%	$268	100%	$1,789,044	100%

The Bank’s credit review process is based on payment history for all consumer loans. The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government. The following tables set forth the consumer loan risk profile based on payment activity as of December 31, 2015 and December 31, 2014:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	December 31, 2015
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$230,173	99%	$20,640	100%	$158,746	87%	$187,777	100%	$597,336	96%
Non-performing	1,635	1%	—	—%	22,900	13%	—	—%	24,535	4%
Total	$231,808	100%	$20,640	100%	$181,646	100%	$187,777	100%	$621,871	100%

	December 31, 2014
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$225,197	99%	$28,557	100%	$169,889	87%	$181,793	100%	$605,436	96%
Non-performing	1,858	1%	111	—%	25,296	13%	—	—%	27,265	4%
Total	$227,055	100%	$28,668	100%	$195,185	100%	$181,793	100%	$632,701	100%

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2015

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$—	—%	$800	7%	$—	—%	$800	1%	$970,286	34%	$971,086	33%	$—	$2,029	14%
Commercial business loans	143	1%	3	—%	531	2%	$677	1%	495,636	17%	496,313	17%	—	1,378	9%
Commercial construction	—	—%	—	—%	41	—%	41	—%	116,411	4%	116,452	4%	—	41	—%
Total commercial	$143	1%	$803	7%	$572	2%	$1,518	2%	$1,582,333	55%	$1,583,851	54%	$—	$3,448	23%

Residential:
Residential real estate	$1,075	8%	$338	3%	$4,311	15%	$5,724	10%	$729,744	25%	$735,468	25%	$—	$9,429	63%
Residential construction	—	—%	—	—%	256	1%	256	—%	—	—%	256	—%	—	256	2%
Total residential	$1,075	8%	$338	3%	$4,567	16%	$5,980	10%	$729,744	25%	$735,724	25%	$—	$9,685	65%

Consumer loans:
Home equity & lines of credit	$762	4%	$141	1%	$937	3%	$1,840	3%	$229,968	8%	$231,808	8%	$—	$1,635	12%
Personal	209	1%	11	—%	—	—%	$220	—%	20,420	1%	20,640	1%	—	—	—%
Education	13,536	70%	9,927	86%	22,900	79%	$46,363	79%	135,283	5%	181,646	6%	22,900	—	—%
Automobile	3,094	16%	329	3%	—	—%	3,423	6%	184,354	6%	187,777	6%	—	—	—%
Total consumer	$17,601	91%	$10,408	90%	$23,837	82%	$51,846	88%	$570,025	20%	$621,871	21%	$22,900	$1,635	12%

Total	$18,819	100%	$11,549	100%	$28,976	100%	$59,344	100%	$2,882,102	100%	$2,941,446	100%	$22,900	$14,768	100%

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2014

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$202	1%	$—	—%	$966	3%	$1,168	2%	$608,478	26%	$609,646	25%	$—	$1,721	12%
Commercial business loans	755	4%	—	—%	1,012	3%	$1,767	3%	440,423	18%	442,190	18%	—	1,755	12%
Commercial construction	—	—%	—	—%	402	1%	402	1%	68,738	3%	69,140	3%	—	402	3%
Total commercial	$957	5%	$—	—%	$2,380	7%	$3,337	6%	$1,117,639	47%	$1,120,976	46%	$—	$3,878	27%

Residential:
Residential real estate	$1,843	8%	$356	3%	$3,414	11%	$5,613	9%	$662,187	28%	$667,800	28%	$—	$8,500	58%
Residential construction	—	—%	—	—%	268	1%	268	—%	—	—%	268	—%	—	268	2%
Total residential	$1,843	8%	$356	3%	$3,682	12%	$5,881	9%	$662,187	28%	$668,068	28%	$—	$8,768	60%

Consumer loans:
Home equity & lines of credit	$755	4%	$635	6%	$979	3%	$2,369	3%	$224,686	10%	$227,055	9%	$—	$1,858	12%
Personal	308	1%	134	1%	—	—%	$442	1%	28,226	1%	28,668	1%	—	111	1%
Education	14,743	69%	8,918	85%	25,296	78%	$48,957	76%	146,228	6%	195,185	8%	25,296	—	—%
Automobile	2,811	13%	481	5%	—	—%	3,292	5%	178,501	8%	181,793	8%	—	—	—%
Total consumer	$18,617	87%	$10,168	97%	$26,275	81%	$55,060	85%	$577,641	25%	$632,701	26%	$25,296	$1,969	13%

Total	$21,417	100%	$10,524	100%	$32,337	100%	$64,278	100%	$2,357,467	100%	$2,421,745	100%	$25,296	$14,615	100%

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of December 31, 2015, 2014, and 2013. The Company had one accruing TDR in the amount of $150 thousand that was modified during the year ended December 31, 2015. The Company had four and two accruing TDRs in the amount of $2.5 million and $10.1 million as of December 31, 2014 and 2013, respectively, that were modified during the year.

	December 31,		December 31,		December 31,
	2015		2014		2013
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	—	$—	2	$755	10	$8,593
Commercial business loans	—	—	1	1,500	12	16,052
Commercial construction	—	—	1	960	4	1,269
Total Commercial	—	—	4	3,215	26	25,914

Residential:
Residential real estate	6	679	2	228	4	2,137
Residential construction	—	—	—	—	—	—
Total real estate loans	6	679	2	228	4	2,137

Consumer loans:
Home equity & lines of credit	1	202	2	287	5	394
Personal	—	—	1	12	—	—
Total consumer loans	1	202	3	299	5	394
Total loans	7	$881	9	$3,742	35	$28,445

The following tables summarize information about TDRs as of and for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31, 2015
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	4	$477
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	3	279
Temporary reduction in interest rate	1	198
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	4	498
Outstanding principal balance immediately after modification	4	477
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	3	117
Outstanding principal balance at period end	7	881
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

	For the Year Ended December 31, 2014
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	5	$2,945
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	4	1,445
Temporary reduction in interest rate	1	1,500
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	5	4,390
Outstanding principal balance immediately after modification	5	2,945
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	5	2,119
Outstanding principal balance at period end	9	3,742
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	475

	For the Year Ended December 31, 2013
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	11	$14,437
Modifications granted:
Reduction of outstanding principal due	1	—
Deferral of principal amounts due	3	2,132
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	3	2,183
Release of collateral	4	10,122
Outstanding principal balance immediately before modification	11	14,576
Outstanding principal balance immediately after modification	11	14,437
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	19	11,942
Outstanding principal balance at period end	35	28,445
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	5	2,372

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

Components of Impaired Loans

Impaired Loans

For the Year Ended December 31, 2015

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$2,029	$2,029	$—	$1,654	$—	$—
Commercial Business	1,378	1,378	—	1,707	—	—
Commercial Construction	41	41	—	345	—	—
Residential Real Estate	9,578	10,211	—	8,249	—	—
Residential Construction	256	464	—	264	—	—
Home Equity and Lines of Credit	1,635	1,645	—	1,711	—	—
Personal	—	—	—	12	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$14,917	$15,768	$—	$13,945	$—	$—

Commercial	3,448	3,448	—	3,706	—	—
Residential	9,834	10,675	—	8,513	—	—
Consumer	1,635	1,645	—	1,726	—	—
Total	$14,917	$15,768	$—	$13,945	$—	$—

The impaired loans table above includes on accruing TDR in the amount of $150 thousand that was modified during 2015 and is performing in accordance with its modified terms.

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

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and as a result, no specific valuation allowance was required for any impaired loans at December 31, 2015 or December 31, 2014. Interest income that would have been recorded for the year ended December 31, 2015, had impaired loans been current according to their original terms, amounted to $820 thousand. Interest income that would have been recorded for the year ended December 31, 2014, had impaired loans been current according to their original terms, amounted to approximately $1.1 million.

Non-performing loans (which includes non-accrual loans and loans past 90 days or more and still accruing) at December 31, 2015 and 2014 amounted to approximately $37.7 million and $39.9 million, respectively, and includes $22.9 million and $25.3 million in government guaranteed student loans, respectively.

8. ACCRUED INTEREST RECEIVABLE

The following table provides information on accrued interest receivable at December 31, 2015 and 2014.

	2015		2014
(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Interest-bearing deposits	$22	0.2%	$24	0.2%
Investment securities	3,133	21.9%	3,437	25.7%
Loans	11,143	77.9%	9,922	74.1%

Total accrued interest receivable	$14,298	100.0%	$13,383	100.0%

9. BANK PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2015 and 2014:

(Dollars in thousands)	2015	2014

Land	$18,517	$21,972
Bank premises	50,430	49,193
Furniture, fixtures and equipment	20,910	21,290
Leasehold improvements	15,223	15,439
Construction in progress	1,232	1,006
Total	106,312	108,900
Accumulated depreciation and amortization	(33,099)	(29,943)

Total	$73,213	$78,957

Depreciation and amortization expense amounted to $6.1 million and $6.0 million for the years ended December 31, 2015 and 2014, respectively.

10. GOODWILL AND OTHER INTANGIBLES

Goodwill and other intangible assets arising from the Company’s acquisitions of SE Financial, FMS Financial Corporation (“FMS”), CLA Agency, Inc. (“CLA”), and Paul Hertel & Company were accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. As of December 31, 2015, the other intangibles consisted of $2.4 million of core deposit intangibles, which are amortized over an estimated useful life of ten years and $2.0 million of customer list intangibles, which are amortized over an estimated life of between four and six years.

On August 3, 2015, Beneficial Insurance Services, a wholly owned subsidiary of Beneficial Bank, acquired Pye Karr Ambler & Co., Inc., a small insurance brokerage firm located in Jenkintown, Pennsylvania. As a result of this merger, a customer list intangible of $135 thousand was recorded and will be amortized over 4 years.

During 2015, management reviewed qualitative factors for the bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2014. Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2015. As it relates to Beneficial Insurance Services, LLC the Company performed an impairment test which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the

Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2015.

Goodwill and other intangibles at December 31, 2015 and December 31, 2014 are summarized as follows:

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balance at January 1, 2015	$121,973	$3,922	$2,214
Adjustments:
Additions	—	—	135
Amortization	—	(1,499)	(383)
Balance at December 31, 2015	$121,973	$2,423	$1,966

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships and other
Balance at January 1, 2014	$121,973	$5,424	$2,583
Adjustments:
Amortization	—	(1,502)	(369)
Balance at December 31, 2014	$121,973	$3,922	$2,214

The following tables summarize amortizing intangible assets at December 31, 2015 and 2014:

	2015			2014
(Dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core Deposits	$23,923	$(21,500)	$2,423	$23,923	$(20,001)	$3,922
Customer Relationships and Other	10,386	(8,420)	1,966	10,251	(8,037)	2,214
Total Amortizing Intangibles	$34,309	$(29,920)	$4,389	$34,174	$(28,038)	$6,136

Aggregate amortization expense was $1.9 million for both the years ended December 31, 2015 and 2014. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)
Year	Expense
2016	1,900
2017	1,183
2018	457
2019	431
2020	398
2021 and thereafter	19

11. OTHER ASSETS

The following table provides selected information on other assets at December 31, 2015 and 2014:

	December 31,	December 31,
(Dollars in thousands)	2015	2014
Investments in affordable housing and other partnerships	$9,317	$10,131
Prepaid assets	2,120	2,197
Net deferred tax assets	37,778	43,685
Other real estate	1,276	1,578
Fixed assets held for sale	744	391
Mortgage servicing rights	1,349	1,403
All other assets	5,287	8,814
Total other assets	$57,871	$68,199

The Company follows the authoritative guidance under ASC 860-50 — Servicing Assets and Liabilities to account for its MSRs. The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company measures its MSRs at fair value at each reporting date and reports changes in the fair value of its MSRs in earnings in the period in which the changes occur. See Note 22 to these consolidated financial statements. During the quarter ended December 31, 2015, the Company recorded an $821 thousand accrual related to the write-down to fair value less selling costs of a branch property that was transferred to fixed assets held for sale in anticipation of the closure of the location in the first quarter of 2016. During the quarter ended December 31, 2014, the Company recorded a $904 thousand loss in connection with the closure of two branch locations that are included as fixed assets held for sale as of December 31, 2014 that were subsequently sold during 2015.

12. DEPOSITS

Deposits consisted of the following major classifications at December 31, 2015 and 2014:

		% of Total		% of Total
(Dollars in thousands)	2015	Deposits	2014	Deposits

Non-interest bearing deposits	$409,232	11.8%	$369,683	9.5%
Interest-earning checking accounts	757,719	22.0%	632,345	16.3%
Stock subscription proceeds deposited in interest bearing account (1)	—	—%	463,036	11.9%
Municipal checking accounts	132,642	3.8%	179,439	4.6%
Money market accounts	389,403	11.3%	424,789	11.0%
Savings accounts	1,132,842	32.8%	1,126,848	29.1%
Certificates of deposit	630,085	18.3%	683,569	17.6%
Total deposits	$3,451,923	100.0%	$3,879,709	100.0%

(1)         Additional stock subscription proceeds of $19.1 million were held in escrow in various deposit accounts at December 31, 2014.

Deposits at December 31, 2014 included $482.1 million of subscription funds held in deposit accounts in connection with the second-step conversion offering that were reclassified into stockholders’ equity in the first quarter of 2015.

Time deposit accounts outstanding at December 31, 2015 mature as follows:

(Dollars in thousands)
Year	Balance
2016	$387,213
2017	108,410
2018	82,928
2019	42,731
2020	8,697
2021 and thereafter	106

The aggregate amount of certificates of deposit accounts in denominations of $100 thousand or more totaled $122.6 million, $133.3 million and $135.2 million at December 31, 2015, December 31, 2014 and 2013, respectively. The FDIC has permanently raised deposit insurance per account owner to $250 thousand for all types of accounts.

13. BORROWED FUNDS

A summary of borrowings is as follows:

	December 31,
(Dollars in thousands)	2015	2014

FHLB advances	$165,000	$165,000
Statutory trust debenture	25,405	25,388
Total borrowings	$190,405	$190,388

Advances from the FHLB that bear fixed interest rates with remaining periods until maturity are summarized as follows:

	December 31,
(Dollars in thousands)	2015	2014

Due in one year or less	$70,000	$—
Due after one year through five years	95,000	165,000
Due after five years through ten years	—	—
Total FHLB advances	$165,000	$165,000

Included as “FHLB advances” at December 31, 2015 and 2014 in the above table are FHLB advances whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (“LIBOR”). If the FHLB converts the interest rate, the Company would have the option to prepay these advances without penalty. These advances are included in the periods in which they mature. At December 31, 2015, $20.0 million, or 12.1% of the FHLB advances, are convertible at the option of the FHLB . FHLB advances are collateralized under a blanket collateral lien agreement.

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. At December 31, 2015, the Bank had a maximum borrowing capacity from the FHLBank of Pittsburgh of $1.3 billion of which we had $165.0 million in outstanding advances and $275.0 million in future dated advances outstanding with the FHLBank of Pittsburgh. The balance remaining of $834.0 million is our unused borrowing capacity with the FHLBank of Pittsburgh at December 31, 2015. The Bank, as a member of the FHLBank of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with requirements for FHLBank of Pittsburgh with an investment of $8.8 million at December 31, 2015.

The weighted average interest rates of the borrowings during the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.76%	2.87%
Repurchase agreements	—	3.84
Federal Home Loan Bank overnight borrowings	0.35	0.32
Federal Reserve Bank of Philadelphia overnight borrowings	0.75	0.75
Statutory Trust Debenture	2.00	1.93
Other	0.60	0.60

During 2015, the Bank entered into future borrowing arrangements with the FHLB of Pittsburgh to borrow $200.0 million and $75.0 million, respectively, at a fixed interest rate during the period from April 2016 through April 2019 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates. There was no impact to the Company’s financial condition, results of operations or cash flows for the year ended December 31, 2015.

The Company pledges loans to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia. Loans totaling $235.8 million and $237.8 million were pledged to secure borrowings at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, the Bank had no outstanding repurchase agreements. During 2015, there were no outstanding repurchase agreements at any month end. The maximum amount outstanding at any month end period during 2014 was $30.0 million.

The Company assumed FMS Financial’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS Financial on July 13, 2007. The Company’s debentures to the Trust as of December 31, 2015 were $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million. The difference between market value and the face value of the Company’s debenture is being amortized as interest expense over the expected life of the debt. The Trust issued $25.8 million of floating rate capital securities and $759 thousand of common securities to the Company. The Trust’s capital securities are fully guaranteed by the Company’s debenture to the Trust. The Company’s investment in the capital securities is included in “all other assets” in other assets on the Company’s consolidated statements of financial condition. As of December 31, 2015, the rate was 2.09% based on 3 Month LIBOR plus a 1.58% margin. The debentures are now redeemable at the Company’s option. The redemption of the debentures would result in the mandatory redemption of the Trust’s capital and common securities at par. The statutory trust debenture is wholly owned by the Company, however under accounting guidance, it is not a consolidated entity because the Company is not the primary beneficiary.

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

As of December 31, 2015, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2015:
Tier 1 Leverage (to average assets)	$1,036,850	22.38%	$185,332	4.00%	$231,665	5.00%

Common Equity Tier 1 Capital (to risk weighted assets)	1,013,680	33.36%	136,722	4.50%	197,487	6.50%
Tier 1 Capital (to risk weighted assets)	1,036,850	34.13%	182,296	6.00%	243,061	8.00%
Total Capital (to risk weighted assets)	1,074,952	35.38%	243,061	8.00%	303,826	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2015 and 2014:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2015:
Tier 1 Leverage (to average assets)	$780,713	16.86%	$185,183	4.00%	$231,479	5.00%

Common Equity Tier 1 Capital (to risk weighted assets)	780,713	25.74%	136,514	4.50%	197,187	6.50%
Tier 1 Capital (to risk weighted assets)	818,758	25.74%	182,018	6.00%	242,691	8.00%
Total Capital (to risk weighted assets)	780,713	26.99%	242,691	8.00%	303,364	10.00%

As of December 31, 2014:
Tier 1 Capital (to average assets)	$480,795	11.05%	$130,520	3.00%	$217,534	5.00%
Tier 1 Capital (to risk weighted assets)	480,795	21.17%	90,842	4.00%	136,262	6.00%
Total Capital (to risk weighted assets)	509,460	22.43%	181,683	8.00%	227,104	10.00%

15. INCOME TAXES

The Company files a consolidated federal income tax return. The provision for income taxes for the years ended December 31, 2015, 2014, and 2013 includes the following:

(Dollars in thousands) —expense/(benefit)	2015	2014	2013

Current federal taxes	$3,271	$(128)	$(4,513)
Current state and local taxes	1,270	537	(219)
Deferred federal and state taxes	6,184	5,314	7,327

Total	$10,725	$5,723	$2,595

A reconciliation from the expected federal income tax expense/(benefit) computed at the statutory federal income tax rate to the actual income tax expense/(benefit) included in the consolidated statements of income is as follows:

	2015		2014		2013

Tax at statutory rate	$11,766	35.00%	$8,315	35.00%	$5,310	35.00%
Increase/(reduction) in taxes resulting from:
Tax-exempt income	(1,015)	(3.02)	(1,362)	(5.73)	(1,626)	(10.72)
State and local income taxes	1,094	3.25	799	3.36	679	4.48
Employee benefit programs	(360)	(1.07)	(477)	(2.01)	(409)	(2.70)
Federal income tax credits	(1,000)	(2.97)	(1,349)	(5.68)	(1,927)	(12.70)
Valuation allowances — charitable contributions	—	—	(269)	(1.13)	269	1.77
Valuation allowances — state and local income taxes/OTTI	(102)	(0.30)	58	0.24	191	1.25
Other	342	1.01	8	0.04	108	0.72

Total	$10,725	31.90%	$5,723	24.09%	$2,595	17.10%

Items that give rise to significant portions of the deferred tax accounts at December 31, 2015 and 2014 are as follows:

(Dollars in thousands)	2015	2014

Deferred tax assets:
Reserve for bad debts	$16,638	$18,553
Pension and postretirement liabilities (ASC 715)	13,603	14,580
Federal income tax credits	3,879	8,944
Deferred compensation	6,969	5,931
State net operating loss carryover / state credits	964	1,266
Purchase accounting adjustments	1,568	2,009
Charitable contribution carryforward	—	60
Lease accounting	1,017	883
OREO	633	799
Accrued expenses and other	3,740	3,654
	49,011	56,679
Less: Valuation Allowance	(1,118)	(1,220)

Total	47,893	55,459

Deferred tax liabilities:
Available-for-sale securities	313	1,567
Pension and postretirement benefits	5,168	5,079
Intangibles	1,909	2,261
Premises and equipment	413	835
Prepaid expenses and deferred loan costs	1,821	1,467
Mortgage servicing rights and other	491	565
Total	10,115	11,774

Net deferred tax assets	$37,778	$43,685

As of December 31, 2015, the Company had net deferred tax assets totaling $37.8 million. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future. If it cannot, a valuation allowance is established. The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as December 31, 2015. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

As of December 31, 2015, the Company had state and local net operating loss carryovers of $21.7 million resulting in deferred tax assets of $964 thousand. These state and local net operating loss carryovers begin to expire after December 31, 2015 if not utilized. A valuation allowance of $964 thousand for these deferred tax assets had been recorded as of December 31, 2015 as management believes it is more likely than not that such deferred tax assets will not be realized. As of December 31, 2015 and 2014, management maintained a valuation allowance of $154 thousand related to a deferred tax asset associated with the write down of certain equity securities, for which management believes that it is more likely than not that such deferred tax asset will not be realized.

During the years ended December 31, 2015 and 2014, $318 thousand in net deferred tax assets and $387 thousand in net deferred tax liabilities, respectively, were recorded as adjustments to other comprehensive income tax accounts.

As of December 31, 2015, the Company also had the following carryover items: (1) low income housing tax credits of $1.8 million that will begin to expire in 2029 if not utilized; and (2) an alternative minimum tax credit of $2.1 million which has an indefinite life.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes. The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The uncertain tax liability for uncertain tax positions was zero at December 31, 2015 and December 31, 2014. The tax year 2014 remains subject to examination by the IRS. The 2012 through 2014 tax years remain subject to examination by Pennsylvania, Philadelphia, and New Jersey taxing authorities. For 2015, the Bank’s maximum federal income tax rate was 35%.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income. No interest or penalties were incurred during the years ended December 31, 2015 and 2014.

Pursuant to accounting guidance, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. As of December 31, 2015 and 2014, the Company had unrecognized deferred income taxes of approximately $2.3 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

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

During 2014, the Company adopted the new mortality tables reflecting longer life expectancy published by the Society of Actuaries on October 27, 2014. These revised tables resulted in an increase in our pension plan’s projected benefit obligation of approximately $5.7 million as of December 31, 2014. In 2015, this scale was updated to provide two additional years of data.

The following tables present a reconciliation of beginning and ending balances of benefit obligations and assets at December 31, 2015 and 2014:

	Pension		Other Postretirement
	Benefits		Benefits
(Dollars in thousands)	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$100,747	$82,554	$23,851	$22,152
Service cost	—	—	154	129
Interest cost	3,835	3,820	827	892
Participants’ contributions	—	—	80	130
Actuarial (gain)/loss	(6,656)	18,338	(2,175)	2,089
Benefits paid	(3,649)	(3,965)	(1,318)	(1,541)
Benefit obligation at end of year	$94,277	$100,747	$21,419	$23,851

Change in Assets
Fair value of assets at beginning of year	$93,337	$85,479	$—	$—
Actual (loss) return on assets	(1,457)	11,974	—	—
Employer contribution	351	351	1,238	1,411
Participants’ contributions	—	—	80	130
Expense	(542)	(502)	—	—
Benefits paid	(3,649)	(3,965)	(1,318)	(1,541)
Fair value of assets at end of year	$88,040	$93,337	$—	$—

The following table presents a reconciliation of the funded status of the pension and postretirement benefits at December 31, 2015 and 2014.

			Other
	Pension		Postretirement Benefits
(Dollars in thousands)	2015	2014	2015	2014
Projected benefit obligation	$94,277	$100,747	$21,419	$23,851
Fair value of plan assets	88,040	93,337	—	—
Accrued pension cost	$6,237	$7,410	$21,419	$23,851

The Company’s pension benefits funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Retirement Plan Committee, which can be deducted for federal income tax purposes, if required. In both 2015 and 2014, $351 thousand was contributed to the pension plans under the Bank’s funding policy.

The following table presents the amounts recognized in accumulated other comprehensive income for pension and postretirement benefits at December 31, 2015 and 2014.

			Other
	Pension		Postretirement Benefits
(Dollars in thousands)	2015	2014	2015	2014
Net loss	$35,085	$35,453	$3,965	$6,436
Prior service cost	—	—	(1,530)	(2,049)
Transition obligation	—	—	—	164

The Company’s total accumulated pension benefit obligations at December 31, 2015 and December 31, 2014 were $94.3 million and $100.7 million, respectively. The accumulated pension obligation equals the projected benefit obligation as a result of the freeze in pension benefits effective June 30, 2008.

Significant assumptions used to calculate the net periodic pension cost and obligation as of December 31, 2015, 2014, and 2013 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Consolidated Pension Plan
Discount rate for periodic pension cost	3.90%	4.80%	3.95%
Discount rate for benefit obligation	4.25%	3.90%	4.80%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.45%

Beneficial Bank Plans
Discount rate for periodic pension cost				3.90%	4.80%	3.85%
Discount rate for benefit obligation				4.25%	3.90%	4.80%
Expected long-term rate of return on plan assets				—	—	—

FMS Plan
Discount rate for periodic pension cost				3.90%	4.80%	3.85%
Discount rate for benefit obligation				4.25%	3.90%	4.80%
Expected long-term rate of return on plan assets				—	—	—

The components of net pension cost are as follows:

	Pension Benefits			Other Postretirement Benefits
(Dollars in thousands)	2015	2014	2013	2015	2014	2013
Component of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$154	$129	$250
Interest cost	3,835	3,820	3,571	827	892	1,054
Expected return on assets	(6,632)	(6,056)	(6,100)	—	—	—
Amortization of transition obligation	—	—	—	208	164	164
Amortization of prior service cost	—	—	—	(518)	(526)	(452)
Recognized net actuarial loss	2,346	1,342	2,142	87	71	390
Net periodic pension (benefit) cost	$(451)	$(894)	$(387)	$758	$730	$1,406

As of December 31, 2015, the health care trend initial rate was 6.5 percent for all participants, which is projected to reach an ultimate trend rate of 5.0 percent as of December 31, 2019 and remain level thereafter.

The impact of a 1.0 percent increase and decrease in assumed health care cost trend for each future year would be as follows:

(Dollars in thousands)	1.0% Increase	1.0% Decrease
Accumulated postretirement benefit obligation	$546	$(661)
Service and interest cost	28	(31)

The estimated net loss for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is $2.5 million. There is no estimated transition that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year. The net loss and prior service cost for postretirement benefits that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year are $154 thousand and ($486) thousand, respectively.

Future benefit payments for all pension and postretirement plans are estimated to be paid as follows:

(Dollars in thousands)

Pension Benefits		Other Postretirement Benefits
2016	$4,078	2016	$1,313
2017	4,519	2017	1,335
2018	4,379	2018	1,309
2019	4,544	2019	1,216
2020	4,958	2020	1,189
2021-2025	27,275	2021-2025	6,196

The fair values of all pension and postretirement plan assets at December 31, 2015 and 2014 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2015				December 31, 2014
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds:
Large cap	$9,434	$—	$—	$9,434	$10,226	$—	$—	$10,226
Small cap	2,462	—	—	2,462	2,185	—	—	2,185
International	6,581	—	—	6,581	6,330	—	—	6,330
Global Managed Volatility	6,303	—	—	6,303	6,875	—	—	6,875
US Managed Volatility	4,319	—	—	4,319	4,669	—	—	4,669
Fixed Income	47,947	—	—	47,947	45,084	—	—	45,084
U.S. Government Agencies	10,831	—	—	10,831	17,804	—	—	17,804
Accrued Income	163	—	—	163	164	—	—	164
Total	$88,040	$—	$—	$88,040	$93,337	$—	$—	$93,337

As of December 31, 2015 and 2014, pension and postretirement plan assets were comprised of investments in equity and fixed income mutual funds. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 50% to 60% for risk management and 40% to 50% for return enhancement when the funded status is between 95% and 100%, and 80% to 100% in risk management and 0% to 20% for return enhancement when the funded status reaches 110%, subject to the discretion of the Bank’s Retirement Plan Committee. Also, a small portion is maintained in cash reserves when appropriate. Weighted average asset allocations in plan assets at December 31, 2015 and December 31, 2014 were as follows:

	Pension
	December 31,
	2015	2014
Domestic equity securities	18.4%	18.3%
Fixed Income	54.5%	48.3%
U.S. Government Agencies	12.3%	19.1%
International equity securities	14.6%	14.1%
Accrued income	0.2%	0.2%
Total	100.0%	100.0%

The Company provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. At December 31, 2015 and 2014, $20.8 million and $20.1 million, respectively, in cash surrender value relating to this program were recognized in “other assets” in the Company’s consolidated statements of financial condition. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits postretirement. These liabilities totaled $4.8 million and $5.6 million at December 31, 2015 and 2014, respectively, and are included in the postretirement tables above.

17. EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

In connection with its initial public offering, the Company implemented an Employee Stock Ownership Plan (“ESOP”), which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are at least 21 years of age. Other salaried employees will be eligible after they have completed one year of service and have attained the age of 21. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares. Shares purchased by the ESOP were acquired using funds provided by a loan from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. As previously discussed, 2,015,352 shares were purchased by the Plan to be used to fund future contributions into the Plan in conjunction with the second step conversion.  In connection with the purchase of the shares during the second-step stock offering on January 12, 2015, the Plan borrowed $20.2 million from the Bancorp at a fixed interest rate of 3.25% with a thirty-year term to fund the purchase of 2,015,352 shares.  As of July 1, 2008, the ESOP was merged with the Company’s 401(k) plans to form the Employee Savings and Stock Ownership Plan (“KSOP”). The Company accounts for the KSOP based on guidance from FASB ASC Topic 718 for Compensation — Stock Compensation. Shares are released as the loan is repaid. As a result of the second-step conversion, the 2014 period shares disclosed in this footnote were adjusted to reflect the 1.0999 exchange ratio.

The balance of the 2008 loan to the KSOP as of December 31, 2015 was $16.9 million compared to $18.6 million at December 31, 2014. The balance of the 2015 loan to the KSOP as of December 31, 2015 was $19.8 million. All full-time employees and certain part-time employees are eligible to participate in the KSOP if they meet prescribed service criteria. Shares will be allocated and released based on the KSOP’s plan document. While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP, the Company makes basic contributions and matching contributions. The Bank makes additional contributions for certain employees based on age and years of service. The Company may also make discretionary contributions under the KSOP. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

If the Company declares a dividend, the dividends on the allocated shares would be recorded as dividends and charged to retained earnings. Dividends declared on common stock held by the ESOP which has not been allocated to the account of a participant can be used to repay the loan. Allocation of shares to the participants is contingent upon the repayment of a loan to the Company. The allocated shares in the KSOP related to the 2008 loan were 2,170,971 and 1,973,419 as of December 31, 2015 and December 31, 2014, respectively. The allocated shares in the KSOP related to the 2015 loan were 64,941 as of December 31, 2015. The suspense shares available related to the 2008 loan were 1,375,956 as of December 31, 2015 and 1,573,508 as of December 31, 2014. The suspense shares available related to the 2015 loan were 1,950,411 as of December 31, 2015. The suspense shares are the shares that are unearned and are available to be allocated. The market values of the unearned shares were $44.3 million and $17.6 million as of December 31, 2015 and 2014, respectively. The Company recorded a related expense of approximately $3.3 million, $2.4 million and $2.4 million, respectively, for contributions to the KSOP for years ended December 31, 2015, 2014 and 2013. The increase in expense during 2015 was primarily due to additional expense recognized in connection with the purchase of the shares during the second-step stock offering.

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,773,463 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company funded the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of December 31, 2015, 928,840 shares were fully vested and 492,723 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest. Awards of common stock include awards to certain officers of the Company that will vest only if the Company achieves a return on average assets of 1% or if the Company achieves a return on average assets within the top 25% of the SNL index of nationwide thrifts with total assets between $1.0 billion and $10.0 billion nationwide in the fifth full year subsequent to the grant. As a result of the second-step conversion, the 2014 period shares disclosed in this footnote were adjusted to reflect the 1.0999 exchange ratio.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the years ended December 31, 2015, 2014 and 2013 totaled $1.3 million, $1.0 million and $1.0 million, respectively.

The following table summarizes the non-vested stock award activity for the year ended December 31, 2015:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2015	534,738	$8.89
Issued	239,587	11.41
Vested	(110,609)	8.33
Forfeited	(47,211)	8.54
Non-vested Stock Awards outstanding, December 31, 2015	616,505	10.00

The following table summarizes the non-vested stock award activity for the year ended December 31, 2014:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2014	566,668	$8.37
Issued	150,136	10.77
Vested	(109,192)	7.90
Forfeited	(72,813)	10.23
Non-vested Stock Awards outstanding, December 31, 2014	534,799	8.89

The fair value of the 110,609 shares that vested during the year ended December 31, 2015 was $1.3 million. The fair value of the 109,192 shares that vested during the year ended December 31, 2014 was $1.3 million.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the year ended December 31, 2015, the Company granted 168,825 options compared to 741,882 options granted during the year ended December 31, 2014. All options require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $1.6 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of option activity as of December 31, 2015 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2015	3,568,887	$9.51
Granted	168,825	11.44
Exercised	(236,518)	9.75
Forfeited	(78,865)	9.14
Expired	(88)	8.90
December 31, 2015	3,422,241	9.59

A summary of option activity as of December 31, 2014 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2014	3,164,247	$9.20
Granted	741,882	10.77
Exercised	(289,273)	9.56
Forfeited	(47,537)	8.58
Expired	(275)	7.59
December 31, 2014	3,569,044	9.51

The weighted average remaining contractual term was approximately 5.69 years and the aggregate intrinsic value was $12.7 million for options outstanding as of December 31, 2015. The weighted average remaining contractual term was approximately 6.45 years and the aggregate intrinsic value was $5.9 million for options outstanding as of December 31, 2014. The weighted average remaining contractual term was approximately 6.64 years and the aggregate intrinsic value was $3.3 million for options outstanding as of December 31, 2013. As of December 31, 2015, exercisable options totaled 2,047,884 with an average weighted exercise price of $9.53 per share, a weighted average remaining contractual term of approximately 4.44 years, and an aggregate intrinsic value of $7.8 million. As of December 31, 2014, exercisable options totaled 1,802,593 with an average weighted exercise price of $9.69 per share, a weighted average remaining contractual term of approximately 4.76 years, and an aggregate intrinsic value of $2.6 million. As of December 31, 2013, exercisable options totaled 1,707,088 with an average weighted exercise price of $10.00 per share, a weighted average remaining contractual term of approximately 5.22 years, and an aggregate intrinsic value of $911 thousand.

Significant weighted average assumptions used to calculate the fair value of the options for the twelve months ended December 31, 2015, 2014 and 2013 are as follows:

	For the Year Ended December 31,
	2015	2014	2013
Weighted average fair value of options granted	$3.99	$3.97	$3.06
Weighted average risk-free rate of return	1.74%	2.04%	1.08%
Weighted average expected option life in months	78	78	78
Weighted average expected volatility	31.18%	32.67%	34.69%
Expected dividends	$—	$—	$—

As of December 31, 2015, there was $3.6 million of total unrecognized compensation cost related to options and $4.1 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of December 31, 2014, there was $4.8 million of total unrecognized compensation cost related to options and $2.9 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. The average weighted lives for the option expense were 2.78 and 3.36 years as of December 31, 2015 and December 31, 2014, respectively. The average weighted lives for the stock award expense were 3.38 and 3.24 years at December 31, 2015 and December 31, 2014, respectively.

19. COMMITMENTS AND CONTINGENCIES

The Company leases a number of offices as part of its regular business operations. Rental expense under such leases aggregated $5.1 million, $5.8 million and $5.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the Company was committed under non-cancelable operating lease agreements for minimum rental payments to lessors as follows:

(Dollars in thousands)

2016	$5,312
2017	5,546
2018	5,399
2019	5,055
2020	5,099
Thereafter	33,191
$59,602

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the consolidated financial statements. The Company has established specific reserves related to loan commitments that are not material to the Company.

At December 31, 2015 and 2014, the Company had outstanding commitments to purchase or originate new loans aggregating approximately $40.4 million and $32.0 million, respectively, and commitments to customers on available lines of credit of $290.4 million and $215.4 million, respectively, commitments to fund commercial construction and other advances of $136.9 million and $47.7 million, respectively, and standby letters of credit of $17.6 million and $8.0 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. The Bank had a reserve for its commitments and contingencies of $275 thousand and $211 thousand at December 31, 2015 and December 31, 2014, respectively.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2015:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,349	$1,349
Investment securities available for sale:
U.S. GSE and agency notes	—	6,109	—	6,109
Ginnie Mae guaranteed mortgage securities	—	4,541	—	4,541
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	32,357	—	32,357
GSE mortgage-backed securities	—	547,271	—	547,271
Municipal bonds
General obligation municipal bonds	—	14,968	—	14,968
Revenue municipal bonds	—	16,688	—	16,688
Corporate securities	—	11,860	—	11,860
Money market funds	20,827	—	—	20,827
Mutual funds	541	—	—	541
Interest rate swap agreements	—	190	—	190
Total Assets	$21,368	$633,984	$1,349	$656,701
Liabilities:
Interest rate swap agreements	$—	$202	$—	$202
Total Liabilities	$—	$202	$—	$202

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2014:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,403	$1,403
Investment securities available for sale:
U.S. GSE and agency notes	—	8,614	—	8,614
Ginnie Mae guaranteed mortgage securities	—	5,232	—	5,232
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	45,270	—	45,270
GSE mortgage-backed securities	—	648,948	—	648,948
Municipal bonds
General obligation municipal bonds	—	29,580	—	29,580
Revenue municipal bonds	—	16,784	—	16,784
Money market funds	2,510	—	—	2,510
Mutual funds	896	—	—	896
Interest rate swap agreements	—	152	—	152
Total Assets	$3,406	$754,580	$1,403	$759,389
Liabilities:
Interest rate swap agreements	$—	$160	$—	$160
Total Liabilities	$—	$160	$—	$160

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

Ginnie Mae Guaranteed Mortgage Securities. Pricing evaluations are based on issuer type, coupon and maturity. The Pool specific evaluation model takes into account pool level information supplied directly by the agency.  For adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

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

Level 3 Valuation Techniques and Inputs

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014.

Level 3 Investments Only	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2015	December 31, 2014
	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,403	$1,524
Additions	139	92
Included in other comprehensive income	—	—
Payments	(184)	(144)
Net accretion	—	—
(Decrease) Increase in fair value due to changes in valuation input or assumptions	(9)	(69)
Balance, December 31,	$1,349	$1,403

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

(Dollars in thousands)	Balance Transferred YTD 12/31/15	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$6,258	$—	$—	$6,258	$(45)
Other real estate owned	441	—	—	441	—

(Dollars in thousands)	Balance Transferred YTD 12/31/14	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$7,713	$—	$—	$7,713	$(1,680)
Other real estate owned	273	—	—	273	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At December 31, 2015		At December 31, 2014
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$233,920	$233,920	$534,015	$534,015
Securities available for sale	See previous table	655,162	655,162	757,834	757,834
Securities held to maturity	Level 2	696,310	695,290	727,755	731,589
FHLB stock	Level 3	8,786	8,786	8,830	8,830
Loans, net	Level 3	2,894,763	2,917,053	2,369,630	2,418,826
Loans held for sale	Level 2	1,183	1,210	1,461	1,538
Mortgage servicing rights	Level 3	1,349	1,349	1,403	1,403
Interest rate swaps	Level 2	190	190	152	152
Accrued interest receivable	Level 3	14,298	14,298	13,383	13,383

Liabilities:
Deposits	Level 2	3,451,923	3,453,135	3,879,709	3,884,644
Borrowed funds	Level 2	190,405	184,048	190,388	187,864
Interest rate swaps	Level 2	202	202	160	160
Accrued interest payable	Level 2	1,728	1,728	1,743	1,743

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

21. RELATED PARTY TRANSACTIONS

At December 31, 2015 and 2014, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $245 thousand and $402 thousand, respectively. Please refer to Note 7 for further information.

There were no commitments to lend to related parties at December 31, 2015 and 2014. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

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

22. MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 — Servicing Assets and Liabilities to account for its MSRs. The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period. As of December 31, 2015 and December 31, 2014, the Company serviced $142.2 million, and $150.6 million of residential mortgage loans, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $371 thousand, $386 thousand and $410 thousand of servicing fee income, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the years ended December 31, 2015, 2014 and 2013:

	Residential
	Mortgage Servicing Rights
	For the Year Ended December 31,
(Dollars in thousands)	2015	2014	2013

Balance, January 1,	$1,403	$1,524	$1,302
Additions	139	92	150
(Decrease)/ increase in fair value due to changes in valuation input or assumptions	(9)	(69)	270
Paydowns	(184)	(144)	(198)
Balance, December 31,	$1,349	$1,403	$1,524

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2015, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 9.54%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 1.54%.  At December 31, 2014, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 10.76%, a discount rate equal to 9.50% and an escrow earnings credit rate equal to 1.75%.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table for the periods indicated:

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	December 31, 2015	December 31, 2014

Fair value of residential mortgage servicing rights	$1,349	$1,403

Weighted average life (years)	5.8 years	5.4 years

Prepayment speed	9.54%	10.76%
Effect on fair value of a 20% increase	$(98)	$(107)
Effect on fair value of a 10% increase	(51)	(55)
Effect on fair value of a 10% decrease	54	58
Effect on fair value of a 20% decrease	112	121

Discount rate	9.75%	9.50%
Effect on fair value of a 20% increase	$(98)	$(92)
Effect on fair value of a 10% increase	(51)	(48)
Effect on fair value of a 10% decrease	54	49
Effect on fair value of a 20% decrease	114	103

Escrow earnings credit	1.54%	1.75%
Effect on fair value of a 20% increase	$35	$35
Effect on fair value of a 10% increase	17	17
Effect on fair value of a 10% decrease	(17)	(18)
Effect on fair value of a 20% decrease	(35)	(35)

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2015, the Company had six interest rate swaps with an aggregate notional amount of $24.1 million related to this program. During the year ended December 31, 2015, the Company recognized a net loss of $4 thousand compared to a net loss of $33 thousand for the year ended December 31, 2014 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of December 31, 2015 and December 31, 2014:

	Asset derivatives		Liability derivatives
As of December 31, 2015	Notional		Notional
(dollars in thousands)	amount	Fair value (1)	amount	Fair value (2)

Interest rate swap agreements	$12,066	$190	$12,066	$202
Total derivatives	$12,066	$190	$12,066	$202

(1)     Included in other assets in our Consolidated Statements of Financial Condition.

(2)     Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2014	Notional		Notional
(dollars in thousands)	amount	Fair value (1)	amount	Fair value (2)

Interest rate swap agreements	$12,608	$152	$12,608	$160
Total derivatives	$12,608	$152	$12,608	$160

(1)     Included in other assets in our Consolidated Statements of Financial Condition.

(2)     Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of December 31, 2015

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Assets (1)	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Interest rate swaps	$206	$—	$206	$—	$—	$206

Offsetting of Derivative Liabilities

As of December 31, 2015

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Liabilities (1)	Financial Condition	Financial Condition	Instruments	Posted	Net Amount
Interest rate swaps	$218	$—	$218	$—	$458	$(240)

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2014

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Assets (1)	Financial Condition	Financial Condition	Instruments	Received	Net Amount
Interest rate swaps	$170	$—	$170	$—	$—	$170

Offsetting of Derivative Liabilities

As of December 31, 2014

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented in	Statement of Financial Condition
	Recognized	Statement of	the Statement of	Financial	Collateral
	Liabilities (1)	Financial Condition	Financial Condition	Instruments	Posted	Net Amount
Interest rate swaps	$178	$—	$178	$—	$317	$(139)

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

As of December 31, 2015 and December 31, 2014, the termination value of the interest rate swaps in a liability position was $218 thousand and $178 thousand, respectively. The Company has minimum collateral posting thresholds with its counterparty. The Company posted $458 thousand and $317 thousand of securities as collateral on interest rate swaps at December 31, 2015 and December 31, 2014, respectively. If the Company had breached any of these provisions at December 31, 2015 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at December 31, 2015.

24. PARENT COMPANY FINANCIAL INFORMATION

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION — PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2015	2014
ASSETS
Cash on deposit at the Bank	$4,574	$847
Interest-bearing deposit at the Bank	246,415	474,108
Investment in the Bank	884,815	615,449
Investment in Statutory Trust	774	774
Receivable from the Bank	656	1,588
Other assets	3,926	6,711
TOTAL ASSETS	$1,141,160	$1,099,477
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued and other liabilities	$185	$138
Accrued interest payable	24	21
Stock subscription deposits	—	463,036
Statutory Trust Debenture	25,405	25,388
Total liabilities	25,614	488,583
COMMIITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of December 31, 2015 and 2014	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 82,949,191 and 90,809,621 issued and 82,918,595 and 82,698,392 outstanding, as of December 31, 2015 and 2014, respectively.	829	826
Additional paid-in capital	787,503	362,685
Unearned common stock held by employee savings and stock ownership plan	(32,014)	(14,306)
Retained earnings (partially restricted)	382,951	360,058
Accumulated other comprehensive loss	(23,374)	(22,663)
Treasury Stock at cost, 30,596 shares and 8,111,229 shares at December 31, 2015 and 2014, respectively	(349)	(75,706)
Total stockholders’ equity	1,115,546	610,894
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,141,160	$1,099,477

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2015	2014	2013
INCOME
Interest on interest-bearing deposits with the Bank	$1,124	$92	$153
Other income	30	14	15
Total income	1,154	106	168

EXPENSES
Expenses paid to the Bank	163	154	149
Interest expense	508	490	503
Other expenses	468	374	1,058
Total expenses	1,139	1,018	1,710
Income (Loss) before income tax expense (benefit) and equity in undistributed net income of affiliates	15	(912)	(1,542)
Income tax expense (benefit)	5	(319)	(540)

Equity in undistributed net income of the Bank	22,883	18,626	13,580

Net income	$22,893	$18,033	$12,578

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended December 31, 2015, 2014 and 2013

	For the Year Ended
	December 31,
	2015	2014	2013

Net Income	$22,893	$18,033	$12,578
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities arising during the period (net of deferred tax of $1,564, $6,465, and $13,403 for the years ended December 31, 2015, 2014, and 2013, respectively)	(2,705)	11,160	(22,993)
Unrealized losses on available-for sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the year ended December 31, 2014)	—	(3,426)	—
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $303 and $269 for the years ended December 31, 2015 and 2014, respectively)	524	449	—
Reclassification adjustment for net losses (gains) on available for sale securities included in net income (net of tax of $7, $227, and $459 for the years ended December 31, 2015, 2014, and 2013, respectively)	12	(394)	(788)
Defined benefit pension plans:
Pension gains (losses), other postretirement and postemployment benefit plan adjustments (net of tax of $936, $4,904, and $5,002 for the years ended December 31, 2015, 2014, and 2013, respectively)	1,458	(9,098)	9,454
Total other comprehensive loss	(711)	(1,309)	(14,327)
Comprehensive income (loss)	$22,182	$16,724	$(1,749)

See accompanying notes to the consolidated financial statements.

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOW — PARENT COMPANY ONLY

(Dollars in thousands)	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$22,893	$18,033	$12,578
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(22,883)	(18,626)	(13,580)
Accrued interest payable	3	—	1
Dividend from the Bank	—	—	20,000
Net intercompany transactions	18,281	3,658	6,991
Amortization of debt premium on debenture	17	18	18
Changes in assets and liabilities that provided (used) cash:
Other liabilities	47	(120)	123
Other assets	2,785	(1,956)	(802)
Net cash provided by operating activities	21,143	1,007	25,329

INVESTING ACTIVITIES:
Net change in money market securities	—	12	108
Net cash provided (used) by investing activities	—	12	108

FINANCING ACTIVITIES:
Stock subscription deposits received	—	463,036	—
Net second-step proceeds transferred to the Bank	(247,193)	—	—
Purchase of treasury stock	(349)	(28,497)	(21,658)
Proceeds from exercise of stock options	2,306	2,766	168
Excess tax benefit related to stock based compensation awards	127	59	—
Net cash provided (used) in financing activities	(245,109)	437,364	(21,490)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(223,966)	438,383	3,947

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	474,955	36,572	32,625

CASH AND CASH EQUIVALENTS, END OF YEAR	$250,989	$474,955	$36,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$494	$472	$486
Cash payments of income taxes	27	—	4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL BANCORP, INC.

Date: February 26, 2016	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer	February 26, 2016
Gerard P. Cuddy	and Director
(principal executive officer)

/s/ Thomas D. Cestare	Executive Vice President and Chief	February 26, 2016
Thomas D. Cestare	Financial Officer
(principal financial and
accounting officer)

/s/ Frank A. Farnesi	Chairman of the Board	February 26, 2016
Frank A. Farnesi

/s/ Edward G. Boehne	Director	February 26, 2016
Edward G. Boehne

/s/ Karen Dougherty Buchholz	Director	February 26, 2016
Karen Dougherty Buchholz

/s/ Michael J. Donahue	Director	February 26, 2016
Michael J. Donahue

/s/ Donald F. Gayhardt, Jr.	Director	February 26, 2016
Donald F. Gayhardt, Jr.

/s/ Elizabeth H. Gemmill	Director	February 26, 2016
Elizabeth H. Gemmill

/s/ Thomas J. Lewis	Director	February 26, 2016
Thomas J. Lewis

/s/ Roy D. Yates	Director	February 26, 2016
Roy D. Yates