Form 10-Q
period 2016-03-31
Beneficial Bancorp Inc.
filed 2016-04-28
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 28, 2016, there were 75,426,531 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.  FINANCIAL INFORMATION

Item 1.         Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)

ASSETS	March 31, 2016	December 31, 2015

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$40,381	$43,978
Overnight investments	71,384	189,942
Total cash and cash equivalents	111,765	233,920

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $570,785 and $650,439 at March 31, 2016 and December 31, 2015, respectively)	582,402	655,162
Held-to-maturity (estimated fair value of $683,884 and $695,290 at March 31, 2016 and December 31, 2015, respectively)	673,222	696,310
Federal Home Loan Bank stock, at cost	8,786	8,786
Total investment securities	1,264,410	1,360,258
LOANS:	3,151,785	2,941,446
Allowance for loan losses	(45,234)	(45,500)
Net loans	3,106,551	2,895,946
ACCRUED INTEREST RECEIVABLE	14,794	14,298
BANK PREMISES AND EQUIPMENT, Net	72,465	73,213
OTHER ASSETS:
Goodwill	121,973	121,973
Bank owned life insurance	65,095	64,827
Other intangibles	3,915	4,389
Other assets	53,726	57,871
Total other assets	244,709	249,060
TOTAL ASSETS	$4,814,694	$4,826,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$409,716	$409,232
Interest-bearing deposits	3,100,774	3,042,691
Total deposits	3,510,490	3,451,923

Borrowed funds	190,410	190,405
Other liabilities	67,206	68,821
Total liabilities	3,768,106	3,711,149

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 83,089,369 and 82,949,191 issued and 76,741,577 and 82,918,595 outstanding, as of March 31, 2016 and December 31, 2015, respectively	831	829
Additional paid-in capital	789,978	787,503
Unearned common stock held by employee savings and stock ownership plan	(31,397)	(32,014)
Retained earnings (partially restricted)	387,974	382,951
Accumulated other comprehensive loss	(18,562)	(23,374)
Treasury Stock at cost, 6,347,792 shares and 30,596 shares at March 31, 2016 and December 31, 2015, respectively	(82,236)	(349)
Total stockholders’ equity	1,046,588	1,115,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,814,694	$4,826,695

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
INTEREST INCOME:
Interest and fees on loans	$29,990	$26,266
Interest on overnight investments	259	269
Interest and dividends on investment securities:
Taxable	6,360	7,910
Tax-exempt	325	498
Total interest income	36,934	34,943

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	466	423
Money market and savings deposits	1,322	1,307
Time deposits	1,628	1,833
Total	3,416	3,563
Interest on borrowed funds	1,278	1,247
Total interest expense	4,694	4,810
Net interest income	32,240	30,133
Provision for loan losses	—	(2,000)
Net interest income after provision for loan losses	32,240	32,133

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,990	1,986
Service charges and other income	3,385	3,507
Mortgage banking (loss) income	(28)	127
Net loss on sale of investment securities	(4)	(5)
Total non-interest income	5,343	5,615

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,817	15,492
Occupancy expense	2,293	2,797
Depreciation, amortization and maintenance	2,317	2,301
Marketing expense	913	1,316
Intangible amortization expense	474	466
FDIC Insurance	553	548
Merger and restructuring charges	838	—
Professional fees	1,029	1,555
Classified loan and other real estate owned related expense	292	292
Other	5,807	5,724
Total non-interest expense	30,333	30,491

Income before income taxes	7,250	7,257
Income tax expense	2,227	2,006
NET INCOME	$5,023	$5,251

EARNINGS PER SHARE — Basic	$0.07	$0.07
EARNINGS PER SHARE — Diluted	$0.07	$0.07

Average common shares outstanding — Basic	76,162,515	78,454,187
Average common shares outstanding — Diluted	76,993,671	79,073,032

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2016	2015

Net Income	$5,023	$5,251
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains on available-for-sale securities arising during the period (net of deferred tax of $2,519 and $1,405 for the three months ended March 31, 2016 and 2015, respectively)	4,370	2,431
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of tax of $76 and $79 for the three months ended March 31, 2016 and 2015, respectively)	131	137
Reclassification adjustment for net losses on available-for-sale securities included in net income (net of tax of $1 and $2 for the three months ended March 31, 2016 and 2015, respectively)	3	3
Defined benefit pension plans:
Pension losses, other postretirement and postemployment benefit plan adjustments (net of tax of $232 and $231 for the three months ended March 31, 2016 and 2015, respectively)	308	345
Total other comprehensive income	4,812	2,916
Comprehensive income	$9,835	$8,167

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2016	82,949,191	$829	$787,503	$(32,014)	$382,951	$(349)	$(23,374)	$1,115,546
Net Income					5,023			5,023
KSOP shares committed to be released			238	617				855
Stock option expense			417					417
Restricted stock expense			413					413
Stock options exercised	140,178	2	1,407					1,409
Purchase of treasury stock						(81,887)		(81,887)
Net unrealized losses on AFS securities arising during the period (net of deferred tax of $2,519)							4,370	4,370
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $76)							131	131
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $1)							3	3
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $232)							308	308
BALANCE, MARCH 31, 2016	83,089,369	$831	$789,978	$(31,397)	$387,974	$(82,236)	$(18,562)	$1,046,588

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
(Dollars in thousands)	2016	2015
OPERATING ACTIVITIES:
Net income	$5,023	$5,251
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	(2,000)
Depreciation and amortization	1,517	1,511
Intangible amortization	474	466
Net loss on sale of investments	4	5
Accretion of discount on investments	(74)	(148)
Amortization of premium on investments	1,444	1,443
Gain on sale of residential loans held for sale	(84)	(93)
Net loss from disposition of premises and equipment	46	5
Net gain on sale of other real estate	(53)	(98)
Amortization of KSOP	855	709
Increase in bank owned life insurance	(268)	(375)
Stock based compensation	830	710
Origination of loans held for sale	(2,891)	(5,637)
Proceeds from sale of loans	4,158	5,555
Changes in assets and liabilities:
Accrued interest receivable	(496)	(353)
Accrued interest payable	(281)	(162)
Income taxes payable	703	1,891
Other liabilities	(1,442)	215
Other assets	648	(5,752)
Net cash provided by operating activities	10,113	3,143
INVESTING ACTIVITIES:
Loans originated or acquired	(368,828)	(365,490)
Principal repayment on loans	156,673	121,826
Proceeds from maturities, calls or repayments of investment securities available for sale	87,355	36,161
Purchases of investment securities held to maturity	—	(53,071)
Proceeds from maturities, calls or repayments of investment securities held to maturity	22,625	22,640
Net purchases of money market and mutual funds	(8,406)	(8,325)
Proceeds from sale other real estate owned	868	383
Purchases of premises and equipment	(868)	(2,192)
Proceeds from sale of premises and equipment	—	17
Cash used in other investing activities	219	49
Net cash used in investing activities	(110,362)	(248,002)
FINANCING ACTIVITIES:
Increase in borrowed funds	5,008	6,000
Repayment of borrowed funds	(5,003)	(5,996)
Net increase in checking, savings and demand accounts	54,916	33,772
Net increase (decrease) in time deposits	3,651	(16,065)
Proceeds from the exercise of stock options	1,409	114
Purchase of treasury stock	(81,887)	(266)
Net cash (used in) provided by financing activities	(21,906)	17,559
NET DECREASE IN CASH AND CASH EQUIVALENTS	(122,155)	(227,300)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	233,920	534,015
CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,765	$306,715
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$4,975	$4,972
Cash payments for income taxes	1,533	115
Transfers of loans to other real estate owned	366	113
Issuance of common stock funded by stock subscriptions received prior to January 1, 2015, net of offering costs	—	474,398

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 26, 2016.  The results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Bank (the “Bank”), the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) Beneficial Equipment Finance Corporation (formerly BSB Union Corporation), an equipment leasing company. Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.

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

The consolidated financial statements include the accounts of the Company, the Bank, a Pennsylvania chartered savings bank, and the Bank’s subsidiaries. The Company owns 100% of the issued and outstanding common stock of the Bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 67 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System. The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

NOTE 3 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2016 and March 31, 2015.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2016	$542	$(23,916)	$(23,374)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	4,370	—	4,370
Accretion of unrealized losses on AFS securities transferred to HTM	131	—	131
Amount reclassified from accumulated other comprehensive loss	3	308	311
Net current-period other comprehensive income	4,504	308	4,812
Ending balance, March 31, 2016	$5,046	$(23,608)	$(18,562)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2015	$2,711	$(25,374)	$(22,663)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	2,431	—	2,431
Accretion of unrealized losses on AFS securities transferred to HTM	137	—	137
Amount reclassified from accumulated other comprehensive loss	3	345	348
Net current-period other comprehensive income	2,571	345	2,916
Ending balance, March 31, 2015	$5,282	$(25,029)	$(19,747)

The following tables present reclassifications out of AOCI by component for the three months ended March 31, 2016 and March 31, 2015:

For the Three Months Ended March 31, 2016

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$4		Net loss on sale of investment securities
	(1)		Income tax benefit
	$3		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(122	)(1)	Other non-interest expense
Net recognized actuarial losses	662	(1)	Other non-interest expense
	$540		Total before tax
	(232)		Income tax benefit
	$308		Net of tax

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

NOTE 4 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 14 for further discussion of stock grants.

	Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2016	2015

Basic and diluted earnings per share:
Net income	$5,023	$5,251
Basic average common shares outstanding	76,162,515	78,454,187
Effect of dilutive securities	831,156	618,845
Dilutive average shares outstanding	76,993,671	79,073,032
Net earnings per share
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three months ended March 31, 2016, there were 185,544 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the three months ended March 31, 2015, there were 230,700 restricted stock grants and 868,999 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTE 5 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$5,704	$95	$—	$5,799
Ginnie Mae guaranteed mortgage certificates	4,205	160	—	4,365
GSE mortgage-backed securities	458,755	10,042	123	468,674
GSE collateralized mortgage obligations	30,178	32	175	30,035
Municipal bonds	30,154	1,456	—	31,610
Corporate securities	11,986	188	40	12,134
Money market and mutual funds	29,803	—	18	29,785

Total	$570,785	$11,973	$356	$582,402

	March 31, 2016
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$633,567	$10,184	$437	$643,314
GSE collateralized mortgage obligations	36,905	900	99	37,706
Municipal bonds	750	73	—	823
Foreign bonds	2,000	41	—	2,041

Total	$673,222	$11,198	$536	$683,884

	December 31, 2015
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$6,107	$2	$—	$6,109
Ginnie Mae guaranteed mortgage certificates	4,395	146	—	4,541
GSE mortgage-backed securities	543,687	5,963	2,379	547,271
Collateralized mortgage obligations	32,717	37	397	32,357
Municipal bonds	30,146	1,510	—	31,656
Corporate Securities	11,986	—	126	11,860
Money market, mutual funds and certificates of deposit	21,401	—	33	21,368

Total	$650,439	$7,658	$2,935	$655,162

	December 31, 2015
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$654,803	$3,042	$4,335	$653,510
Collateralized mortgage obligations	38,757	456	292	38,921
Municipal bonds	750	69	—	819
Foreign bonds	2,000	40	—	2,040

Total	$696,310	$3,607	$4,627	$695,290

During the three months ended March 31, 2016, the Bank sold $89 thousand of mutual funds that resulted in a loss of $4 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	At March 31, 2016
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$104,546	$339	$42,781	$221	$147,327	$560
Corporate Securities	1,960	40	—	—	1,960	40
Collateralized mortgage obligations	—	—	34,621	274	34,621	274
Subtotal, debt securities	$106,506	$379	$77,402	$495	$183,908	$874
Mutual Funds	—	—	463	18	463	18
Total temporarily impaired securities	$106,506	$379	$77,865	$513	$184,371	$892

	At December 31, 2015
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$588,681	$5,296	$113,146	$1,418	$701,827	$6,714
Corporate Securities	11,860	126	—	—	11,860	126
Collateralized mortgage obligations	3,781	23	36,819	666	40,600	689
Subtotal, debt securities	$604,322	$5,445	$149,965	$2,084	$754,287	$7,529
Mutual Funds	—	—	541	33	541	33
Total temporarily impaired securities	$604,322	$5,445	$150,506	$2,117	$754,828	$7,562

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $560 thousand related to its GSE mortgage-backed securities as of March 31, 2016.  Additionally, the Company had an unrealized loss of $274 thousand on GSE collateralized mortgage obligations, an unrealized loss of $40 thousand on corporate securities and an unrealized loss of $18 thousand on mutual funds as of March 31, 2016.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.5% as of March 31, 2016.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.3% as of March 31, 2016. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2016.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 0.8% as of March 31, 2016. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2016.

Corporate Securities

The Company’s investment that was in a loss position for less than 12 months included one investment-grade rated subordinated debt issued by a financial institution with an unrealized loss of 2.0% as of March 31, 2016.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2016.

The following table sets forth the stated maturities of the investment securities at March 31, 2016 and December 31, 2015. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	March 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	9,247	9,526	8,696	9,025
Due after five years through ten years	38,597	40,017	39,543	40,600
Due after ten years	—	—	—	—
Mortgage-backed securities	493,138	503,074	580,799	584,169
Money market and mutual funds	29,803	29,785	21,401	21,368

Total	$570,785	$582,402	$650,439	$655,162

Held-to-maturity:
Due in one year or less	$120	$122	$120	$123
Due after one year through five years	2,505	2,595	2,505	2,592
Due after five years through ten years	125	147	125	144
Due after ten years	—	—	—	—
Mortgage-backed securities	670,472	681,020	693,560	692,431

Total	$673,222	$683,884	$696,310	$695,290

At March 31, 2016 and December 31, 2015, $75.6 million and $75.7 million, respectively, of securities were pledged to secure municipal deposits.  At March 31, 2016 and December 31, 2015, the Company had $548 thousand and $458 thousand, respectively, of securities pledged as collateral on interest rate swaps.

NOTE 6 — LOANS

Loans at March 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Commercial:
Commercial real estate	$1,152,559	$971,086
Commercial business loans	510,423	496,313
Commercial construction	129,495	116,452
Total commercial loans	1,792,477	1,583,851
Residential:
Residential real estate	738,477	735,468
Residential construction	253	256
Total residential loans	738,730	735,724

Consumer loans:
Home equity & lines of credit	228,869	231,808
Personal	18,959	20,640
Education	177,087	181,646
Automobile	195,663	187,777
Total consumer loans	620,578	621,871
Total loans	3,151,785	2,941,446

Allowance for losses	(45,234)	(45,500)
Loans, net	$3,106,551	$2,895,946

During the three months ended March 31, 2016, the Company entered into $117.5 million of participations in a portfolio of multi-family loans that are included in commercial real estate loans.  These loans all met the Company’s underwriting standards and are secured by real estate located within the Company’s market area.

As of March 31, 2016, the Company had no loans held for sale compared to $1.2 million of residential loans held for sale at December 31, 2015. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.  For the three months ended March 31, 2016 and 2015, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $4.1 million and $5.5 million, respectively, and recorded mortgage banking (loss) income of approximately $(28) thousand and $127 thousand, respectively.  The mortgage banking loss during the three months ended March 31, 2016 was the result of a decrease in the fair value of mortgage servicing rights due to an increase in the constant prepayment assumption.  Please refer to Note 18 — Mortgage Servicing Rights for additional information. The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At March 31, 2016, shared national credits totaled $227.2 million, which included $127.4 million of leveraged lending transactions. All of these loans were classified as pass rated as of March 31, 2016 as all payments are current and the loans are performing in accordance with their contractual terms.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of March 31, 2016, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of (1) a specific valuation allowance on identified problem loans and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at March 31, 2016 or December 31, 2015.

The summary activity in the allowance for loan losses for all portfolios for the three months ended March 31, 2016 and 2015, and for the year ended December 31, 2015, is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
(Dollars in thousands)	2016	2015	2015

Balance, beginning of year	$45,500	$50,654	50,654
Provision for loan losses	—	(2,000)	(3,600)
Charge-offs	(742)	(1,462)	(6,302)
Recoveries	476	1,952	4,748

Balance, end of period	$45,234	$49,144	$45,500

The following table sets forth the activity in the allowance for loan losses by portfolio for the three months ended March 31, 2016 and the year ended December 31, 2015:

	COMMERCIAL			RESIDENTIAL		CONSUMER
March 31, 2016 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$22,640	$11,856	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$45,500
Charge-offs	—	(96)	—	(75)	—	(102)	(17)	(46)	(406)	(742)
Recoveries	14	11	3	1	—	15	124	—	308	476
Provision (credit)	1,658	52	101	45	—	(657)	(171)	52	(1,080)	—
Allowance ending balance	$24,312	$11,823	$2,439	$1,615	$—	$1,612	$372	$131	$2,930	$45,234

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	24,312	11,823	2,439	1,615	—	1,612	372	131	2,930	45,234
Total Allowance	$24,312	$11,823	$2,439	$1,615	$—	$1,612	$372	$131	$2.930	$45,234

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,806	$2,154	$—	$11,776	$253	$1,883	$34	$—	$—	$33,906
Collectively evaluated for impairment	1,134753	508,269	129,495	726,701	—	226,986	18,925	177,087	195,663	3,117,879
Total Portfolio	$1,152,559	$510,423	$129,495	$738,477	$253	$228,869	$18,959	$177,087	$195,663	$3,151,785

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2015 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654
Charge-offs	(2,333)	(703)	—	(283)	—	(584)	(505)	(120)	(1,774)	—	(6,302)
Recoveries	647	2,759	102	16	—	173	153	—	898	—	4,748
Provision (credit)	6,310	(8,464)	(110)	(49)	—	98	(1,169)	(40)	374	(550)	(3,600)
Allowance ending balance	$22,640	$11,856	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$—	$45,500

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,640	11,856	2,335	1,644	$—	2,356	436	125	4,108	$—	$45,500
Total Allowance	$22,640	$11,856	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$—	$45,500

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,943	$2,287	$41	$12,634	$256	$2,002	$10	$—	$—	$—	$35,173
Collectively evaluated for impairment	953,143	494,026	116,411	722,834	—	229,806	20,630	181,646	187,777	—	2,906,273
Total Portfolio	$971,086	$496,313	$116,452	$735,468	$256	$231,808	$20,640	$181,646	$187,777	$—	$2,941,446

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at March 31, 2016 and December 31, 2015:

Commercial and Residential Loans

Credit Risk Internally Assigned

	March 31, 2016
	Commercial		Commercial		Commercial		Residential		Residential
(Dollars in thousands)	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$1,136,663	99%	$494,814	97%	$129,495	100%	$732,558	99%	$123	49%	$2,493,653	99%
Special Mention	4,756	—%	3,288	1%	—	—%	—	—%	—	—%	8,044	—%
Substandard	11,140	1%	12,321	2%	—	—%	5,919	1%	130	51%	29,510	1%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$1,152,559	100%	$510,423	100%	$129,495	100%	$738,477	100%	$253	100%	$2,531,207	100%

	December 31, 2015
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$953,761	98%	$473,653	95%	$116,411	100%	$728,870	99%	$126	49%	$2,272,821	98%
Special Mention	6,465	1%	8,725	2%	—	—%	—	—%	—	—%	15,190	1%
Substandard	10,860	1%	13,935	3%	41	—%	6,598	1%	130	51%	31,564	1%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$971,086	100%	$496,313	100%	$116,452	100%	$735,468	100%	$256	100%	$2,319,575	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.

The following tables set forth the consumer loan risk profile based on payment activity as of March 31, 2016 and December 31, 2015:

Credit Risk Profile Based on Payment Activity

	March 31, 2016
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$227,345	99%	$18,934	100%	$155,864	88%	$195,663	100%	$597,806	96%
Non-performing	1,524	1%	25	—%	21,223	12%	—	—%	22,772	4%
Total	$228,869	100%	$18,959	100%	$177,087	100%	$195,663	100%	$620,578	100%

	December 31, 2015
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$230,173	99%	$20,640	100%	$158,746	87%	$187,777	100%	$597,336	96%
Non-performing	1,635	1%	—	—%	22,900	13%	—	—%	24,535	4%
Total	$231,808	100%	$20,640	100%	$181,646	100%	$187,777	100%	$621,871	100%

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of March 31, 2016

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$503	3%	$—	—%	$791	3%	$1,294	2%	$1,151,265	38%	$1,152,559	37%	$—	$1,984	14%
Commercial business loans	—	—%	—	—%	470	2%	470	1%	509,953	16%	510,423	16%	—	1,252	9%
Commercial construction	—	—%	—	—%	—	—%	—	—%	129,495	4%	129,495	4%	—	—	—%
Total commercial	$503	3%	$—	—%	$1,261	5%	$1,764	3%	$1,790,713	58%	$1,792,477	57%	$—	$3,236	23%

Residential:
Residential real estate	$1,039	6%	$765	11%	$3,382	13%	$5,186	10%	$733,291	24%	$738,477	23%	$—	$8,693	64%
Residential construction	—	—%	—	—%	253	1%	253	—%	—	—%	253	—%	—	253	2%
Total residential	$1,039	6%	$765	11%	$3,635	14%	$5,439	10%	$733,291	24%	$738,730	23%	$—	$8,946	66%

Consumer loans:
Home equity & lines of credit	$750	4%	$233	3%	$774	3%	$1,757	3%	$227,112	7%	$228,869	7%	$—	$1,524	11%
Personal	245	1%	182	3%	—	—%	427	1%	18,532	1%	18,959	1%	—	25	—%
Education	12,908	72%	5,638	80%	21,223	78%	39,769	78%	137,318	4%	177,087	6%	21,223	—	—%
Automobile	2,542	14%	181	3%	—	—%	2,723	5%	192,940	6%	195,663	6%	—	—	—%
Total consumer	$16,445	91%	$6,234	89%	$21,997	81%	$44,676	87%	$575,902	18%	$620,578	20%	$21,223	$1,549	11%

Total	$17,987	100%	$6,999	100%	$26,893	100%	$51,879	100%	$3,099,906	100%	$3,151,785	100%	$21,223	$13,731	100%

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2015

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$—	—%	$800	7%	$—	—%	$800	1%	$970,286	34%	$971,086	33%	$—	$2,029	14%
Commercial business loans	143	1%	3	—%	531	2%	677	1%	495,636	17%	496,313	17%	—	1,378	9%
Commercial construction	—	—%	—	—%	41	—%	41	—%	116,411	4%	116,452	4%	—	41	—%
Total commercial	$143	1%	$803	7%	$572	2%	$1,518	2%	$1,582,333	55%	$1,583,851	54%	$—	$3,448	23%

Residential:
Residential real estate	$1,075	8%	$338	3%	$4,311	15%	$5,724	10%	$729,744	25%	$735,468	25%	$—	$9,429	63%
Residential construction	—	—%	—	—%	256	1%	256	—%	—	—%	256	—%	—	256	2%
Total residential	$1,075	8%	$338	3%	$4,567	16%	$5,980	10%	$729,744	25%	$735,724	25%	$—	$9,685	65%

Consumer loans:
Home equity & lines of credit	$762	4%	$141	1%	$937	3%	$1,840	3%	$229,968	8%	$231,808	8%	$—	$1,635	12%
Personal	209	1%	11	—%	—	—%	220	—%	20,420	1%	20,640	1%	—	—	—%
Education	13,536	70%	9,927	86%	22,900	79%	46,363	79%	135,283	5%	181,646	6%	22,900	—	—%
Automobile	3,094	16%	329	3%	—	—%	3,423	6%	184,354	6%	187,777	6%	—	—	—%
Total consumer	$17,601	91%	$10,408	90%	$23,837	82%	$51,846	88%	$570,025	20%	$621,871	21%	$22,900	$1,635	12%

Total	$18,819	100%	$11,549	100%	$28,976	100%	$59,344	100%	$2,882,102	100%	$2,941,446	100%	$22,900	$14,768	100%

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of March 31, 2016 and 2015.

	March 31,		March 31,
	2016		2015
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	—	$—	3	$1,383
Commercial business loans	—	—	—	—
Commercial construction	—	—	—	—
Total commercial	—	—	3	1,383

Residential:
Residential real estate	5	515	3	371
Residential construction	—	—	—	—
Total real estate loans	5	515	3	371

Consumer loans:
Home equity & lines of credit	1	194	1	229
Automobile	—	—	—	—
Total consumer loans	1	194	1	229
Total loans	6	$709	7	$1,983

The following tables summarize information about TDRs as of and for the three months ended March 31, 2016 and 2015:

For the Three Months Ended March 31, 2016
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	6	709
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

	For the Three Months Ended March 31, 2015
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	4	$1,534
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	4	1,534
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	4	1,534
Outstanding principal balance immediately after modification	4	1,534
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	7	1,983
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

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

Components of Impaired Loans

Impaired Loans

Year to date March 31, 2016

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,984	$1,984	$—	$2,008	$—	$—
Commercial Business	1,252	1,348	—	1,315	—	—
Commercial Construction	—	—	—	31	—	—
Residential Real Estate	8,693	9,376	—	8,992	—	—
Residential Construction	253	461	—	254	—	—
Home Equity and Lines of Credit	1,524	1,543	—	1,573	—	—
Personal	25	25	—	12	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Total Impaired Loans:	$13,731	$14,737	$—	$14,185	$—	$—

Commercial	3,236	3,332	—	3,354	—	—
Residential	8,946	9,837	—	9,246	—	—
Consumer	1,549	1,568	—	1,585	—	—
Total	$13,731	$14,737	$—	$14,185	$—	$—

Impaired Loans

For the Year Ended December 31, 2015

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$2,029	$2,029	$—	$1,654	$—	$—
Commercial Business	1,378	1,378	—	1,707	—	—
Commercial Construction	41	41	—	345	—	—
Residential Real Estate	9,578	10,211	—	8,249	—	—
Residential Construction	256	464	—	264	—	—
Home Equity and Lines of Credit	1,635	1,645	—	1,711	—	—
Personal	—	—	—	12	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$14,917	$15,768	$—	$13,945	$—	$—

Commercial	3,448	3,448	—	3,706	—	—
Residential	9,834	10,675	—	8,513	—	—
Consumer	1,635	1,645	—	1,726	—	—
Total	$14,917	$15,768	$—	$13,945	$—	$—

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at March 31, 2016. Interest income that would have been recorded for the three months ended March 31, 2016, had impaired loans been current according to their original terms, amounted to $202 thousand.

Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at March 31, 2016 and December 31, 2015 amounted to $35.8 million and $37.7 million, respectively, and included $21.2 million and $22.9 million, respectively, of government guaranteed student loans.

NOTE 7 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  As of March 31, 2016, the other intangibles consisted of $2.0 million of core deposit intangibles, which are amortized over an estimated useful life of ten years, and $1.9 million of customer list intangibles, which are amortized over an estimated remaining life of between four and six years.

Goodwill and other intangibles at March 31, 2016 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2016	$121,973	$4,389
Additions	—	—
Amortization	—	(474)
Balance at March 31, 2016	$121,973	$3,915

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

During the three months ended March 31, 2016, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 8 — OTHER ASSETS

The following table provides selected information on other assets at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
(Dollars in thousands)	2016	2015
Investments in affordable housing and other partnerships	$8,506	$9,317
Prepaid assets	2,624	2,120
Net deferred tax assets	34,950	37,778
Other real estate	827	1,276
Fixed assets held for sale	744	744
Mortgage servicing rights	1,137	1,349
Prepaid and other assets	4,938	5,287
Total other assets	$53,726	$57,871

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

NOTE 9 — DEPOSITS

Deposits consisted of the following major classifications at March 31, 2016 and December 31, 2015:

	March 31,	% of Total	December 31,	% of Total
(Dollars in thousands)	2016	Deposits	2015	Deposits

Non-interest bearing deposits	$409,716	11.7%	$409,232	11.8%
Interest-earning checking accounts	778,816	22.2%	757,719	22.0%
Municipal checking accounts	118,207	3.4%	132,642	3.8%
Money market accounts	401,332	11.4%	389,403	11.3%
Savings accounts	1,168,683	33.3%	1,132,842	32.8%
Certificates of deposit	633,736	18.0%	630,085	18.3%
Total deposits	$3,510,490	100.0%	$3,451,923	100.0%

NOTE 10 — BORROWED FUNDS

Borrowed funds at March 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	March 31, 2016	December 31, 2015
FHLB advances	$165.000	$165,000
Statutory trust debenture	25,410	25,405
Total borrowed funds	$190,410	$190,405

The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At March 31, 2016 and December 31, 2015, loans in the amount of $237.2 million and $235.8 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

The Bank entered into future borrowing arrangements with the FHLB of Pittsburgh to borrow $200.0 million and $75.0 million, respectively, at a fixed interest rate during the period from April 2016 through April 2019 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the quarter ended March 31, 2016.

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

In July 2013, the Federal Deposit Insurance Corporation and the Federal Reserve Board approved a new rule that substantially amended the regulatory risk-based capital rules applicable to Beneficial Bank and Beneficial Bancorp. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of March 31, 2016, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2016 and December 31, 2015:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2016:

Tier 1 Leverage (to average assets)	$962,503	20.58%	$187,030	4.00%	$233,788	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	938,583	29.15%	144,902	4.50%	209,302	6.50%
Tier 1 Capital (to risk weighted assets)	962,503	29.89%	193,202	6.00%	257,603	8.00%
Total Capital (to risk weighted assets)	1,002,836	31.14%	257,603	8.00%	322,003	10.00%

As of December 31, 2015:

Tier 1 Leverage (to average assets)	$1,036,850	22.38%	$185,332	4.00%	$231,665	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	1,013,680	33.36%	136,722	4.50%	197,487	6.50%
Tier 1 Capital (to risk weighted assets)	1,036,850	34.13%	182,296	6.00%	243,061	8.00%
Total Capital (to risk weighted assets)	1,074,952	35.38%	243,061	8.00%	303,826	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2016 and December 31, 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2016:

Tier 1 Leverage (to average assets)	$785,182	16.81%	$186,869	4.00%	$233,586	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	785,182	24.42%	144,690	4.50%	208,997	6.50%
Tier 1 Capital (to risk weighted assets)	785,182	24.42%	192,920	6.00%	257,227	8.00%
Total Capital (to risk weighted assets)	825,457	25.67%	257,227	8.00%	321,534	10.00%

As of December 31, 2015:

Tier 1 Leverage (to average assets)	$780,713	16.86%	$185,183	4.00%	$231,479	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	780,713	25.74%	136,514	4.50%	197,187	6.50%
Tier 1 Capital (to risk weighted assets)	780,713	25.74%	182,018	6.00%	242,691	8.00%
Total Capital (to risk weighted assets)	818,758	26.99%	242,691	8.00%	303,364	10.00%

NOTE 12 — INCOME TAXES

For the three months ended March 31, 2016, we recorded a provision for income taxes of $2.2 million, reflecting an effective tax rate of 30.7%, compared to a provision for income taxes of $2.0 million, reflecting an effective tax rate of 27.6%, for the three months ended March 31, 2015. The increase in income tax expense and the effective tax rate during these periods is due to a higher ratio of taxable income compared to tax exempt income for the three months ended March 31, 2016 as compared to the same periods in 2015.

The effective income tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, state and local income taxes and tax credits received on affordable housing partnerships. Tax-exempt income, state and local income taxes and federal income tax credits (reduced) increased the effective tax rates by (3.5%),
3.4% and (3.9%) in the effective income tax rate calculation as of March 31, 2016, respectively, and (4.1%), 2.5% and (4.2%) in the effective income tax rate calculation as of March 31, 2015, respectively.

As of March 31, 2016, the Company had net deferred tax assets totaling $34.9 million. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established. The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as March 31, 2016. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$—	$—	$34	$44
Interest cost	818	958	179	215
Expected return on assets	(1,559)	(1,655)	—	—
Amortization of loss	623	616	39	90
Amortization of prior service cost	—	—	(122)	(130)
Net periodic pension (benefit) cost	$(118)	$(81)	$130	$219

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

The Company’s 2008 Equity Incentive Plan (“EIP”) authorizes the issuance of shares of common stock pursuant to awards that may be granted in the form of stock options to purchase common stock (“options”) and awards of shares of common stock (“stock awards”). The purpose of the Company’s stock-based incentive plans is to attract and retain personnel for positions of substantial responsibility and to provide additional incentive to certain officers, directors and employees. In order to fund grants of stock awards under the EIP, the Equity Incentive Plan Trust (the “EIP Trust”) purchased 1,773,463 shares of Company common stock in the open market for approximately $19.0 million during the year ended December 31, 2008. The Company funded the stock purchases. The acquisition of these shares by the EIP Trust reduced the Company’s outstanding additional paid in capital. The EIP shares will generally vest at a rate of 20% over five years. As of March 31, 2016, 1,028,578 shares were fully vested and 513,789 shares were forfeited. All grants that were issued contain a service condition in order for the shares to vest.

Compensation expense related to the stock awards is recognized ratably over the five-year vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three months ended March 31, 2016 was $413 thousand compared to $273 thousand for the three months ended March 31, 2015.

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2016:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2016	616,505	$10.00
Issued	222,017	12.69
Vested	(99,738)	8.47
Forfeited	(21,066)	9.89
Non-vested Stock Awards outstanding, March 31, 2016	717,718	11.05

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2015:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2015	534,738	$8.89
Issued	238,900	11.41
Vested	(85,887)	8.52
Forfeited	(46,211)	8.48
Non-vested Stock Awards outstanding, March 31, 2015	641,540	9.91

The fair value of the 99,738 shares that vested during the three months ended March 31, 2016 was $1.3 million. The fair value of the 85,887 shares that vested during the three months ended March 31, 2015 was $957 thousand.

The EIP authorizes the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the three months ended March 31, 2016, the Company did not grant any options compared to 166,075 options granted during the three months ended March 31, 2015. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $417 thousand for the three months ended March 31, 2016, compared to $437 thousand for the three months ended March 31, 2015.

A summary of option activity as of March 31, 2016 and changes during the three month period ended March 31, 2016 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2016	3,422,241	$9.59
Granted	—	—
Exercised	(140,178)	10.05
Forfeited	(26,290)	9.72
Expired	—	—
March 31, 2016	3,255,773	9.57

A summary of option activity as of March 31, 2015 and changes during the three month period ended March 31, 2015 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2015	3,568,887	$9.51
Granted	166,075	11.41
Exercised	(13,030)	8.72
Forfeited	(78,865)	9.14
Expired	(88)	8.90
March 31, 2015	3,642,979	9.61

The weighted average remaining contractual term was approximately 5.52 years and the aggregate intrinsic value was $13.4 million for options outstanding as of March 31, 2016.  As of March 31, 2016, exercisable options totaled 2,306,651 with an average weighted exercise price of $9.49 per share, a weighted average remaining contractual term of approximately 4.75 years, and an aggregate intrinsic value of $9.7 million.  The weighted average remaining contractual term was approximately 6.33 years and the aggregate intrinsic value was $6.2 million for options outstanding as of March 31, 2015.  As of March 31, 2015, exercisable options totaled 2,210,328 with an average weighted exercise price of $9.61 per share, a weighted average remaining contractual term of approximately 5.11 years, and an aggregate intrinsic value of $3.7 million.

During the three months ended March 31, 2016, the Company did not grant any options. Significant weighted average assumptions used to calculate the fair value of the options granted during the three months ended March 31, 2015 are as follows:

For the Three Months Ended March 31, 2015
Weighted average fair value of options granted	$3.98
Weighted average risk-free rate of return	1.74%
Weighted average expected option life in months	78
Weighted average expected volatility	31.19%
Expected dividends	$—

As of March 31, 2016, there was $3.1 million of total unrecognized compensation cost related to options and $6.4 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP. As of March 31, 2015, there was $4.8 million of total unrecognized compensation cost related to options and $5.1 million in unrecognized compensation cost related to non-vested stock awards granted under the EIP.  The average weighted lives for the option expense were 2.59 and 3.39 years as of March 31, 2016 and March 31, 2015, respectively. The average weighted lives for the stock award expense were 3.90 and 3.97 years at March 31, 2016 and March 31, 2015, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

At March 31, 2016 and December 31, 2015, the Company had outstanding commitments to purchase or originate new loans aggregating $20.7 million and $40.4 million, respectively, commitments to customers on available lines of credit of $303.6 million and $290.4 million, respectively, commitments to fund commercial construction and other advances of $133.3 million and $136.9 million, respectively, and standby letters of credit of $20.0 million and $17.6 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $284 thousand and $275 thousand at March 31, 2016 and December 31, 2015, respectively.

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

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the FASB issued ASU 2016-10: Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in Topic 606.  The Company is in the process of evaluating the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

In March 2016, the FASB issued ASU 2016-09: Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is in the process of evaluating the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

Also in March 2016, the FASB issued ASU 2016-08: Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update clarify the implementation guidance included in Topic 606 on principal versus agent considerations.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in Topic 606.  The Company is in the process of evaluating the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

Also in March 2016, the FASB issued ASU 2016-07: Investments —Equity Method and Joint Ventures (Topic 323). To simplify the accounting for equity method investments, the amendments in this update eliminate the requirement in Topic 323 that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has not identified significant changes in the level of its ownership in its investments in limited partnerships.  As a result, the Company does not anticipate an impact to the consolidated financial statements.

Also in March 2016, the FASB issued ASU 2016-05: Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The term novation refers to replacing one counterparty to a derivative instrument with a new counterparty. That change occurs for a variety of reasons, including financial institution mergers, intercompany transactions, an entity exiting a particular derivatives business or relationship, an entity managing against internal credit limits, or in response to laws or regulatory requirements. The amendments in this update clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  For public business entities, the amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company does not designate any of its derivative instruments as a heading relationship.  As a result, the Company does not anticipate an impact to the consolidated financial statements.

Also in March 2016, the FASB issued ASU 2016-04: Liabilities —Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. When an entity sells a prepaid stored-value product (such as gift cards, telecommunication cards, and traveler’s checks), it recognizes a financial liability for its obligation to provide the product holder with the ability to purchase goods or services at a third-party merchant. When a prepaid stored-value product goes unused wholly or partially for an indefinite time period, the amount that remains on the product is referred to as breakage. There currently is diversity in the methodology used to recognize breakage. Subtopic 405-20 includes derecognition guidance for both financial liabilities and nonfinancial liabilities, and Topic 606, Revenue from Contracts with Customers, includes authoritative breakage guidance but excludes financial liabilities. The amendments in this update provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage be accounted for consistent with the breakage guidance in Topic 606. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted, including adoption in an interim period. The Company is in the process of evaluating the impact of this guidance and does not anticipate an impact to the consolidated financial statements at this time.

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

In September 2015, the FASB issued ASU 2015-16: Business Combinations — Simplifying the Accounting for Measurement-Period Adjustments. GAAP requires that during the measurement period, the acquirer retrospectively adjust the provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. Those adjustments are required when new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts initially recognized or would have resulted in the recognition of additional assets or liabilities. The acquirer also must revise comparative information for prior periods presented in financial statements as needed, including revising depreciation, amortization, or other income effects as a result of changes made to provisional amounts. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments in this update eliminate the requirement to retrospectively account for those adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company adopted the provisions of this update during the three months ended March 31, 2016 and noted no impact to the consolidated financial statements related to this guidance.

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

In June 2015, the FASB issued ASU 2015-10: Technical Corrections and Improvements.  This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this update will apply to all reporting entities within the scope of the affected accounting guidance.  The amendments generally fall into one of the types of amendments: (i) amendments related to differences between original guidance and the Codification, (ii) guidance clarification and reference corrections, (iii) simplification, and (iv) minor improvements. The amendments in this update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this update. The amendments in this update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted the provisions of this update during the three months ended March 31, 2016 and noted no impact to the consolidated financial statements related to this guidance.

In April 2015, the FASB issued ASU 2015-05: Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in this update provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change GAAP for a customer’s accounting for service contracts.  For public business entities, the amendments in this update will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015.  The Company adopted the provisions of this update during the three months ended March 31, 2016 and, following an evaluation of its software agreements, noted no impact to the consolidated financial statements related to this guidance.

In February 2015, the FASB issued ASU 2015-02: Consolidation.  The amendments in this update respond to concerns about the current accounting for consolidation of certain legal entities. Entities expressed concerns that current generally accepted accounting principles might require a reporting entity to consolidate another legal entity in situations in which the reporting entity’s contractual rights do not give it the ability to act primarily on its own behalf, the reporting entity does not hold a majority of the legal entity’s voting rights, or the reporting entity is not exposed to a majority of the legal entity’s economic benefits or obligations. Financial statement users asserted that in certain of those situations in which consolidation is ultimately required, deconsolidated financial statements are necessary to better analyze the reporting entity’s economic and operational results. Previously, the FASB issued an indefinite deferral for certain entities to partially address those concerns. However, the amendments in this update rescind that deferral and address those concerns by making changes to the consolidation guidance. The amendments in this update impact all reporting entities involved with limited partnerships or similar entities and require reporting entities to re-evaluate these entities for consolidation. In some cases, consolidation conclusion may change.  In other cases, a reporting entity will need to provide additional disclosures if an entity that currently isn’t considered a variable interest entity is considered a variable interest entity under the new guidance. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted the provisions of this update during the three months ended March 31, 2016 and noted no impact to the consolidated financial statements related to this guidance.

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

In June 2014, the FASB issued ASU 2014-12 — Compensation — Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period: Current U.S. GAAP does not contain explicit guidance on whether to treat a performance target that could be achieved after the requisite service period as a performance condition that affects vesting or as a nonvesting condition that affects the grant-date fair value of an award. The amendments in this update provide explicit guidance for those awards. For all entities, the amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. The Company does not believe that it is probable that the performance conditions for any of the outstanding performance based awards will be met. The Company adopted the provisions of this update during the three months ended March 31, 2016 and noted no impact to the consolidated financial statements related to this guidance.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at March 31, 2016:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,137	$1,137
Investment securities available for sale:
U.S. GSE and agency notes	—	5,799	—	5,799
Ginnie Mae guaranteed mortgage certificates	—	4,365	—	4,365
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	30,035	—	30,035
GSE mortgage-backed securities	—	468,674	—	468,674
Municipal bonds
General obligation municipal bonds	—	14,870	—	14,870
Revenue municipal bonds	—	16,740	—	16,740
Corporate securities	—	12,134	—	12,134
Money market funds	29,322	—	—	29,322
Mutual funds	463	—	—	463
Interest rate swap agreements	—	419	—	419
Total Assets	$29,785	$553,036	$1,137	$583,958
Liabilities:
Interest rate swap agreements and other contracts	$—	$452	$—	$452
Total Liabilities	$—	$452	$—	$452

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2015:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,349	$1,349
Investment securities available for sale:
U.S. GSE and agency notes	—	6,109	—	6,109
Ginnie Mae guaranteed mortgage securities	—	4,541	—	4,541
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	32,357	—	32,357
GSE mortgage-backed securities	—	547,271	—	547,271
Municipal bonds
General obligation municipal bonds	—	14,968	—	14,968
Revenue municipal bonds	—	16,688	—	16,688
Corporate securities	—	11,860	—	11,860
Money market funds	20,827	—	—	20,827
Mutual funds	541	—	—	541
Interest rate swap agreements	—	190	—	190
Total Assets	$21,368	$633,984	$1,349	$656,701
Liabilities:
Interest rate swap agreements	$—	$202	$—	$202
Total Liabilities	$—	$202	$—	$202

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

Ginnie Mae Guaranteed Mortgage Certificates. Pricing evaluations are based on issuer type, coupon and maturity. The Pool specific evaluation model takes into account pool level information supplied directly by the agency.  For adjustable rate mortgages, the model takes into account indices, margin, periodic and life caps, next coupon adjustment date and the convertibility of the bond.

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

Interest Rate Swaps and Other Contracts. The Company’s valuation methodology for over-the-counter (“OTC”) derivatives includes an analysis of discount cash flows based on Overnight Index Swap (“OIS”) rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value. Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015.

Level 3 Investments Only

	For the Three Months Ended
	March 31, 2016	March 31, 2015
(Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,349	$1,403
Additions	20	51
Payments	(50)	(37)
Decrease in fair value due to changes in valuation inputs or assumptions	(182)	(83)
Balance, March 31,	$1,137	$1,334

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

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2016	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$1,358	$—	$—	$1,358	$(33)
Other real estate owned	366	—	—	366	—

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2015	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$3,440	$—	$—	$3,440	$(349)
Other real estate owned	113	—	—	113	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At March 31, 2016		At December 31, 2015
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$111,765	$111,765	$233,920	$233,920
Securities available for sale	See previous table	582,402	582,402	655,162	655,162
Securities held to maturity	Level 2	673,222	683,884	696,310	695,290
FHLB stock	Level 3	8,786	8,786	8,786	8,786
Loans, net	Level 3	3,106,551	3,179,944	2,894,763	2,917,053
Loans held for sale	Level 2	—	—	1,183	1,210
Mortgage servicing rights	Level 3	1,137	1,137	1,349	1,349
Interest rate swaps	Level 2	419	419	190	190
Accrued interest receivable	Level 3	14,794	14,794	14,298	14,298

Liabilities:
Deposits	Level 2	3,510,490	3,512,736	3,451,923	3,453,135
Borrowed funds	Level 2	190,410	188,501	190,405	184,048
Interest rate swaps and other contracts	Level 2	452	452	202	202
Accrued interest payable	Level 2	1,447	1,447	1,728	1,728

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

Interest Rate Swaps and Other Contracts - The Company’s valuation methodology for OTC derivatives includes an analysis of discount cash flows based on OIS rates.  Fully collateralized trades are discounted using OIS with no additional economic adjustments to arrive at fair value.  Uncollateralized or partially-collateralized trades are also discounted at OIS, but include appropriate economic adjustments for funding costs (i.e., a LIBOR-OIS basis adjustment to approximate uncollateralized cost of funds) and credit risk. Beginning January 1, 2013, the Company made the changes to better align its inputs, assumptions, and pricing methodologies with those used in its principal market by most dealers and major market participants.  These changes in valuation methodology were applied prospectively as a change in accounting estimate and were immaterial to the Company’s financial statements.

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2016 and December 31, 2015 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 18 — MORTGAGE SERVICING RIGHTS

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its MSRs.  The Company has elected the fair value measurement method to value its existing mortgage servicing assets at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes in fair value recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of March 31, 2016 and March 31, 2015, the Company serviced $139.2 million and $150.9 million of residential mortgage loans, respectively.  During the three months ended March 31, 2016, the Company recognized servicing fee income of $87 thousand, compared to $95 thousand for the same period in 2015.

The following is an analysis of the activity in the Company’s residential MSRs for the three months ended March 31, 2016 and 2015:

	Residential
	Mortgage Servicing Rights
	For the Three months ended March 31,
Dollars in thousands	2016	2015

Balance, January 1,	$1,349	$1,403
Additions	20	51
Decreases in fair value due to:
Changes in valuation input or assumptions	(182)	(83)
Paydowns	(50)	(37)
Balance, March 31,	$1,137	$1,334

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At March 31, 2016, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 13.13%, a discount rate equal to 9.38% and an escrow earnings credit rate equal to 1.35%.  At March 31, 2015, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 11.77%, a discount rate equal to 9.50% and an escrow earnings credit rate equal to 1.63%.

At March 31, 2016 and March 31, 2015, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	March 31, 2016	March 31, 2015

Fair value of residential mortgage servicing rights	$1,137	$1,334

Weighted average life (years)	4.7 years	5.1 years

Prepayment speed	13.13%	11.77%
Effect on fair value of a 20% increase	$(97)	$(107)
Effect on fair value of a 10% increase	(50)	(55)
Effect on fair value of a 10% decrease	55	60
Effect on fair value of a 20% decrease	114	126

Discount rate	9.38%	9.50%
Effect on fair value of a 20% increase	$(65)	$(83)
Effect on fair value of a 10% increase	(33)	(43)
Effect on fair value of a 10% decrease	36	46
Effect on fair value of a 20% decrease	73	94

Escrow earnings credit	1.35%	1.63%
Effect on fair value of a 20% increase	$25	$32
Effect on fair value of a 10% increase	12	15
Effect on fair value of a 10% decrease	(11)	(15)
Effect on fair value of a 20% decrease	(24)	(32)

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2016, the Company had six interest rate swaps with an aggregate notional amount of $23.9 million related to this program. During the three months ended March 31, 2016, the Company recognized a net loss of $10 thousand, compared to a net loss of $9 thousand for the three months ended March 31, 2015 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.  Any fee paid to the Company as a result of the risk participation agreement is offset by credit risk of the counterparties and is recognized in the Company’s consolidated statements of income.  Credit risk on the risk participation agreements is determined after considering the risk rating, probability of default and loss given default of the counterparties.  During the first quarter, the Company entered into one risk participation agreement with a notional value of $2.5 million and a fair value of $10 thousand as of March 31, 2016. During the three months ended March 31, 2016, the Company recognized a gain of $22 thousand related to the risk participation agreement that is included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2016 and December 31, 2015:

As of March 31, 2016

	Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$11,930	$419	$11,930	$442
Risk participation agreement	—	—	2,480	10
Total derivatives	$11,930	$419	$14,410	$452

(1)  Included in other assets in our Consolidated Statements of Financial Condition.

(2)  Included in other liabilities in our Consolidated Statements of Financial Condition.

As of December 31, 2015

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,066	$190	$12,066	$202
Total derivatives	$12,066	$190	$12,066	$202

(1)  Included in other assets in our Consolidated Statements of Financial Condition.

(2)  Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of March 31, 2016

(Dollars in thousands)

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets (1)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$433	$—	$433	$—	$—	$433

Offsetting of Derivative Liabilities

As of March 31, 2016

(Dollars in thousands)

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$465	$—	$465	$—	$548	$(83)

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2015

(Dollars in thousands)

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets (1)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$206	$—	$206	$—	$—	$206

Offsetting of Derivative Liabilities

As of December 31, 2015

(Dollars in thousands)

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$218	$—	$218	$—	$458	$(240)

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

As of March 31, 2016, the termination value of the interest rate swaps and risk participation agreements in a liability position was $465 thousand.  The Company has minimum collateral posting thresholds with its counterparty. At March 31, 2016, the Company had $548 thousand of securities pledged as collateral on interest rate swaps. If the Company had breached any of these provisions at March 31, 2016 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at March 31, 2016.

NOTE 20 — ACQUISITION OF CONESTOGA BANK AND RESTRUCTURING

On April 15, 2016, Beneficial announced the completion of its acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company and Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, on April 14, 2016, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and Conestoga Bank subsequently merged with and into Beneficial Bank. The results of Conestoga Bank’s operations will be included in the Company’s financial statements beginning on April 15, 2016.  During the second quarter of 2016, the Company expects to record merger and other restructuring charges of approximately $8.0 million, pre-tax, as a result of the completion of the transaction.

Because the Company has not completed the measurement of fair value of assets acquired and liabilities assumed in the Conestoga Bank acquisition, the initial accounting for the business combination has not been completed at the time of the Company’s filing of this Form 10-Q. Consequently, the Company has not made certain disclosures as described in ASC 805-10-50-2, 805-20-50-1 and 805-30-50-1.

In connection with the closing of the Conestoga transaction, the Company announced the implementation of an expense management reduction program following a comprehensive review of the Company’s and Bank’s operating cost structure.  Under the expense management reduction program, the Bank will reduce its salary and benefits expense by approximately 11% during the second quarter of 2016.  Employees whose positions are eliminated as a result of the reduction in force will receive severance packages, which will include outplacement services.  During the second quarter of 2016, the Company expects to record a charge of approximately $1.2 million, pre-tax, as a result of the expense management reduction program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative or regulatory changes or regulatory actions, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform, our ability to successfully integrate the assets, liabilities, customers, systems and employees of Conestoga Bank into our operations and our ability to realize related revenue synergies and cost savings within expected time frames. Additional factors that may affect our results are disclosed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and its other reports filed with the U.S. Securities and Exchange Commission.

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

EXECUTIVE SUMMARY

Beneficial Bancorp is a Maryland corporation and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 67 offices throughout the Philadelphia and Southern New Jersey area.

Our profitability is generally a function of the revenues we earn from our interest bearing assets less the cost of our interest bearing liabilities plus revenues we receive from non-interest income less our provision for loan losses and non-interest expenses.

Our primary source of revenue is net interest income. Net interest income, which comprises 85.8% of our revenue for the three months ended March 31, 2016, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

Our business results continue to be impacted by modest economic growth in our markets. To stimulate economic growth, the Federal Reserve Board continues to hold short-term interest rates at historic lows and expects rates to remain low throughout 2016. The low rate environment has impacted the yield on our investment and loan portfolios. Modest economic growth and continued economic uncertainty has resulted in a slow recovery. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery, which has resulted in low loan demand. This has resulted in increased competition among banks to secure new loans often with risky terms and lower pricing. We continue to adhere to our prudent underwriting standards and are committed to originating quality loans.

We continue to leverage our position as one of the largest and oldest banks headquartered in the Philadelphia metropolitan area.  Following our second step conversion in 2015, our top priority is to further improve our financial performance.   We are focused on deployment of capital from the second step conversion through organic growth and acquisitions while closely managing our expense levels and asset quality.

We recorded net income for the three months ended March 31, 2016 of $5.0 million, or $0.07 per diluted share, compared to net income of $5.3 million, or $0.07 per diluted share, for the three months ended March 31, 2015.  Our first quarter results show significant improvement from the prior year as our results for the quarter ending March 31, 2016 included $838 thousand of merger and restructuring charges and the 2015 results included a negative provision of $2.0 million related to a number of large commercial recoveries.

For the three months ended March 31, 2016, net interest income totaled $32.2 million, an increase of $2.1 million, or 7.0%, from the three months ended March 31, 2015.  The increase in net interest income was primarily due growth that occurred during 2015 and the first quarter of 2016 in our loan portfolio.

The net interest margin totaled 2.87% for the quarter ended March 31, 2016 as compared to 2.75% for the same period in 2015. The increase in the net interest margin for the quarter ended March 31, 2016 was primarily due to a change in the mix of the interest earning assets from lower yielding investment securities into higher yielding loans.

During the three months ended March 31, 2016, our loan portfolio increased $210.3 million, or 7.2%, due to organic growth primarily in our commercial loan portfolio of $92.8 million as well as a $117.5 million participation in a portfolio of multi-family loans. These loan participations all met our underwriting standards and are located within our market area. We are focused on growing our loan portfolio and reducing our cash and investment levels to improve interest income levels in future periods.

Asset quality metrics remain strong as non-performing loans, excluding government guaranteed student loans, decreased to $13.7 million at March 31, 2016, compared to $14.8 million at December 31, 2015.  Our ratio of non-performing loans to total assets, excluding government guaranteed student loans, decreased to 0.29% at March 31, 2016 compared to 0.31% at December 31, 2015.

As a result of our strong asset quality metrics and low net charge-offs recorded in recent periods, we did not record a provision for loan losses during the quarter ended March 31, 2016. Net charge-offs were $267 thousand during the quarter ended March 31, 2016 compared to net recoveries of $490 thousand during the quarter ended March 31, 2015.  As a result of the improvement in our asset quality metrics and net recoveries received, we recorded a $2.0 million negative provision for loan losses for the quarter ended March 31, 2015.

At March 31, 2016, the Bank’s allowance for loan losses totaled $45.2 million, or 1.44% of total loans, compared to $45.5 million, or 1.55% of total loans, at December 31, 2015.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Following the second-step conversion, our capital levels increased and have remained strong with tangible capital to tangible assets totaling 19.64% at March 31, 2016 compared to 21.04% at December 31, 2015.

During the first quarter of 2016, we announced a stock repurchase program that allows us to repurchase 10% of our outstanding stock or 8,291,859 shares. We repurchased 6,283,435 during the quarter ended March 31, 2016 at an average price per share of $12.93 per share or 1.08 times tangible book value per share.

On April 15, 2016, the Company announced the completion of its acquisition of Conestoga Bank.  Conestoga Bank’s assets totaled approximately $655.5 million at April 14, 2016 and Conestoga Bank operates 13 banking offices in the greater Philadelphia area. The transaction will enhance Beneficial’s already strong presence in southeastern Pennsylvania, and will increase the Company’s market share in the Philadelphia metropolitan area.  See the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2015 for additional information regarding the terms of the acquisition and the agreement and plan of merger, and the Company’s Current Report on Form 8-K filed with the SEC on April 15, 2016 for additional information regarding the completion of the acquisition.

On April 15, 2016, the Company announced the implementation of an expense management reduction program following a comprehensive review of the Company’s and Bank’s operating cost structure.  Under the expense management reduction program, the Bank will reduce its workforce by approximately 11% during the second quarter of 2016.  During the second quarter of 2016, the Company expects to record a charge of approximately $1.2 million, pre-tax, as a result of the expense management reduction program.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.5 million to $9.0 million for the three months ended March 31, 2016. We also have approximately $35.8 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $3.6 million. During the three months ending March 31, 2016 and during 2015, levels of delinquencies, net charge-offs and non-performing assets declined. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in this Annual Report.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $122.0 million at both March 31, 2016 and December 31, 2015.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2015, management reviewed qualitative factors for the banking unit, which represents $112.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2014. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2015. Additionally during 2015, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2015. Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2015, Beneficial Insurance Services, LLC has experienced declining revenues and profitability in recent periods and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

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

During the three months ended March 31, 2016, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of March 31, 2016, we had net deferred tax assets totaling $34.9 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of March 31, 2016.

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

Expected Long-term Rate of Return on Plan Assets. Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 7.25% for both 2015 and 2014. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets. Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of 10% in net periodic pension expense over the average future service of active employees, which is approximately seven years, or the average future lifetime for plans with no active participants that are frozen.

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

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total assets decreased $12.0 million, or 0.2%, to $4.81 billion at March 31, 2016 compared to $4.83 billion at December 31, 2015.  Cash and cash equivalents decreased $122.2 million to $111.8 million at March 31, 2016 from $233.9 million at December 31, 2015.  The decrease in cash and cash equivalents was primarily driven by the deployment of a portion of the second-step conversion proceeds to support organic loan growth, the participation in a portfolio of multi-family loans during the quarter as well as repurchases of our common stock.

Investments decreased $95.8 million, or 7.0%, to $1.3 billion at March 31, 2016 compared to $1.4 billion at December 31, 2015, as we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans increased $210.3 million, or 7.2%, to $3.15 billion at March 31, 2016 from $2.94 billion at December 31, 2015.  The increase in loans was due to $92.8 million in organic growth primarily in commercial real estate, commercial construction, and commercial business loan portfolios as well as a $117.5 million participation in a portfolio of multi-family loans.

Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks.  Shared national credit loans are typically variable rate with terms ranging from one to seven years.  At March 31, 2016, shared national credits totaled $227.2 million compared to $222.4 million at December 31, 2015. All of these loans were classified as pass rated as of March 31, 2016 as all payments are current and the loans are performing in accordance with their contractual terms.

Deposits increased $58.6 million, or 1.7%, to $3.51 billion at March 31, 2016 from $3.45 billion at December 31, 2015.  The $58.6 million increase in deposits during the quarter ended March 31, 2016 was primarily due to increases of $35.8 million and $34.9 million in savings and club deposits and interest business checking deposits, respectively, partially offset by a $14.4 million decrease in municipal deposits and a $13.8 million decrease in interest retail checking deposits.

Stockholders’ equity decreased $69.0 million, or 6.2%, to $1.05 billion at March 31, 2016 from $1.12 billion at December 31, 2015.  The decrease in stockholders’ equity was primarily due to the repurchase of 6,283,435 shares of common stock during the quarter, partially offset by $5.0 million increase in retained earnings.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

General — For the three months ended March 31, 2016, net income was $5.0 million, or $0.07 per diluted share, compared to $5.3 million, or $0.07 per diluted share, for the three months ended March 31, 2015.

Net Interest Income — For the three months ended March 31, 2016, net interest income was $32.2 million, an increase of $2.1 million, or 7.0%, from the three months ended March 31, 2015. The increase in net interest income was primarily due to improvement in our balance sheet mix and related interest earning assets with growth occurring in our higher yielding loan portfolio with reductions in cash and investment levels.  The net interest margin totaled 2.87% for the quarter ended March 31, 2016 as compared to 2.75% for the same period in 2015. The increase in the net interest margin for the quarter ended March 31, 2016 was primarily due to a change in the mix of the interest earning assets from lower yielding investment securities into higher yielding loans. The continued low interest rate environment will put pressure on the net interest margin in future periods but we are focused on growing our loan portfolio and continuing to improve our balance sheet mix to help stabilize our net interest margin.

Provision for Loan Losses — As a result of our strong asset quality metrics and low net charge-offs recorded in recent periods, we recorded no provision for loan losses for the three months ended March 31, 2016 compared to recording a $2.0 million negative provision for loan losses for the three months ended March 31, 2015.  Net charge-offs were $267 thousand during the quarter ended March 31, 2016 compared to $490 thousand of net recoveries during the quarter ended March 31, 2015.  Non-performing loans, excluding government guaranteed student loans, decreased to $13.7 million at March 31, 2016, compared to $14.8 million at December 31, 2015.  The decrease from December 31, 2015 in non-performing loans was the result of our continued work out of non-performing assets.

At March 31, 2016, the Bank’s allowance for loan losses totaled $45.2 million, or 1.44% of total loans, compared to $45.5 million, or 1.55% of total loans at December 31, 2015.

Non-interest Income — For the three months ended March 31, 2016 non-interest income totaled $5.3 million, a decrease of $300 thousand, or 5.3%, compared to $5.6 million for the same period in 2015.  The decrease was primarily due to a $168 thousand limited partnership net loss and a $155 thousand decline in mortgage banking income during the three months ended March 31, 2016 due to a decrease in the fair value of mortgage servicing rights due to an increase in the constant prepayment assumption.

Non-interest Expense — For the three months ended March 31, 2016, non-interest expense totaled $30.3 million, a decrease of $158 thousand, or 0.5%, from the three months ended March 31, 2015.  The decrease in non-interest expense was primarily driven by a $526 thousand decline in professional fees, a $504 thousand decrease in occupancy expense due to lower snow removal costs and a $403 thousand decrease in marketing expense.  These decreases were partially offset by $838 thousand of merger costs associated with the acquisition of Conestoga Bank and a $325 thousand increase in salaries and benefits primarily due to merit increases.

Income Taxes — For the three months ended March 31, 2016, we recorded a provision for income taxes of $2.2 million, reflecting an effective tax rate of 30.7%, compared to a provision for income taxes of $2.0 million, reflecting an effective tax rate of 27.6%, for the three months ended March 31, 2015.  The increase in income tax expense and the effective tax rate during these periods is due to a higher ratio of taxable income compared to tax exempt income for the three months ended March 31, 2016 as compared to the same periods in 2015.  The effective tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on affordable housing partnerships. These tax credits relate to investments maintained by the Bank as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2016 and March 31, 2015.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended March 31,			Three Months Ended March 31,
	2016			2015
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$205,383	$259	0.50%	$430,391	$269	0.25%
Stock	8,787	100	4.45%	8,833	460	20.78%
Other Investment securities	1,292,003	6,585	2.04%	1,495,047	7,948	2.13%
Total Investment securities	1,506,173	6,944	1.84%	1,934,271	8,677	1.79%
Loans:
Real estate loans
Residential	734,020	7,635	4.16%	676,032	7,324	4.33%
Non-residential	1,087,469	10,775	3.94%	650,686	7,463	4.59%
Total real estate	1,821,489	18,410	4.03%	1,326,718	14,787	4.46%
Business loans	237,826	2,540	4.23%	211,881	2,399	4.53%
Shared National Credits	215,881	1,526	2.80%	190,674	1,317	2.76%
Small Business loans	78,055	986	5.01%	92,218	1,212	5.26%
Total Business & Small Business loans	531,762	5,052	3.77%	494,773	4,928	3.99%
Total Business loans	1,619,231	15,827	3.88%	1,145,459	12,391	4.33%
Personal loans	622,298	6,528	4.22%	627,954	6,551	4.23%
Total loans, net of discount	2,975,549	29,990	4.02%	2,449,445	26,266	4.31%
Total interest earning assets	4,481,722	$36,934	3.29%	4,383,716	$34,943	3.20%
Non-interest earning assets	327,772			350,035
Total assets	$4,809,494			$4,733,751
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,155,603	$986	0.34%	$1,122,098	$964	0.35%
Money market accounts	399,739	336	0.34%	426,792	343	0.33%
Demand deposits	763,857	430	0.23%	796,491	383	0.20%
Demand deposits - Municipals	128,946	36	0.11%	145,307	40	0.11%
Certificates of deposit	619,356	1,628	1.06%	674,827	1,833	1.10%
Total interest-bearing deposits	3,067,501	3,416	0.45%	3,165,515	3,563	0.46%
Borrowings	190,462	1,278	2.70%	190,456	1,247	2.65%
Total interest-bearing liabilities	3,257,963	4,694	0.58%	3,355,971	4,810	0.58%
Non-interest-bearing deposits	395,940			366,686
Other non-interest-bearing liabilities	68,930			73,908
Total liabilities	3,722,833			3,796,565
Total stockholders’ equity	1,086,661			937,186
Total liabilities and stockholders’ equity	$4,809,494			$4,733,751
Net interest income		$32,240			$30,133
Interest rate spread			2.71%			2.62%
Net interest margin			2.87%			2.75%
Average interest-earning assets to average interest-bearing liabilities			137.56%			130.62%

Asset Quality

Non-performing assets decreased $3.2 million to $35.8 million at March 31, 2016 from $38.9 million at December 31, 2015. The ratio of non-performing assets to total assets decreased to 0.74% at March 31, 2016 from 0.81% at December 31, 2015.

ASSET QUALITY INDICATORS

	March 31,	December 31,	March 31,
(Dollars in thousands)	2016	2015	2015

Non-performing assets:
Non-accruing loans	$13,731	$14,768	$14,112
Accruing loans past due 90 days or more	21,223	22,900	24,072
Total non-performing loans	$34,954	$37,668	$38,184

Real estate owned	827	1,276	1,406

Total non-performing assets	$35,781	$38,944	$39,590

Non-performing loans to total loans	1.11%	1.28%	1.43%
Non-performing assets to total assets	0.74%	0.81%	0.83%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.30%	0.33%	0.33%
ALLL to total loans	1.44%	1.55%	1.84%
ALLL to non-performing loans	129.41%	120.79%	128.70%
ALLL to non-performing loans, excluding government guaranteed student loans	329.43%	308.10%	348.24%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $21.2 million and $22.9 million in government guaranteed student loans as of March 31, 2016 and December 31, 2015, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, and as a result, no specific valuation allowance was maintained at March 31, 2016 or December 31, 2015 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2016			December 31, 2015
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$1,792,477	$38,574	2.15%	$1,583,851	$36,831	2.33%
Residential	738,730	1,615	0.22%	735,724	1,644	0.22%
Consumer	620,578	5,045	0.81%	621,871	7,025	1.13%
Total	$3,151,785	$45,234	1.44%	$2,941,446	$45,500	1.55%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of March 31, 2016, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $21.2 million and $22.9 million in government guaranteed student loans that were greater than 90 days delinquent and accruing at March 31, 2016 and December 31, 2015, respectively.

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

Commercial Loan Portfolio. The allowance for the commercial portfolio totaled $38.6 million at March 31, 2016 compared to $36.8 million at December 31, 2015.  The increase in the allowance was the result of $208.6 million of growth in the commercial loan portfolio during the first quarter.  The allowance for loan losses related to the commercial portfolio was 2.2% of commercial loans at March 31, 2016 compared to 2.3% of commercial loans at December 31, 2015.  The slight decrease is due to the fact that we experienced a decrease in commercial criticized and classified loans, delinquencies, and net charge-offs during the three months ended March 31, 2016 compared to the three months ended December 31, 2015.  We believe the commercial reserves are adequate given the improvement in credit quality metrics during the three months ended March 31, 2016.

Residential Loans. The allowance for the residential loan portfolio was $1.6 million, or 0.22% of residential loans, at both March 31, 2016 and December 31, 2015. We continue to experience consistently low levels of net charge-offs with this portfolio with 0.01% annualized losses during the three months ended March 31, 2016 and 2015.  In addition, delinquencies in this portfolio decreased $682 thousand, or 12.3%, during the three months ended March 31, 2016.  We believe the balance of residential reserves are appropriate given the continued low charge-off levels and decrease in delinquencies.

Consumer Loans. The allowance for the consumer loan portfolio was $5.0 million, or 0.8% of consumer loans, at March 31, 2016 compared to $7.0 million, or 1.1% of consumer loans, at December 31, 2015. We have experienced continued improvement in delinquencies within this portfolio.  Our delinquent consumer loans, excluding student loans, decreased $642 thousand, or 11.7%, to $4.8 million at March 31, 2016 from $5.5 million at December 31, 2015.  In addition, net charge-offs decreased to $127 thousand during the three months ended March 31, 2016 compared to $609 thousand during the three months ended December 31, 2015.  We believe the balance of consumer reserves are appropriate given the decrease in delinquencies and net charge-offs during the three months ended March 31, 2016.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $111.8 million, including overnight investments of $71.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $582.4 million at March 31, 2016. At March 31, 2016, we had $165.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $2.87 billion at March 31, 2016, compared to $2.82 billion at December 31, 2015. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources may include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. As of March 31, 2016 and December 31, 2015, aggregate wholesale funding totaled $329.3 million and $306.9 million, respectively. In addition, at March 31, 2016, we had arrangements to borrow up to $1.5 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On March 31, 2016, we had $165.0 million of advances outstanding and $275.0 million of future dated advances outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2016, the Bank had $477.6 million in loan commitments outstanding, which consisted of $12.0 million and $8.7 million in commercial and consumer commitments to fund new loans, respectively, $303.6 million in commercial and consumer unused lines of credit, $133.3 million of commitments to fund commercial construction and other advances, and $20.0 million in standby letters of credit.  Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2016 totaled $351.2 million, or 55.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2016.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at March 31, 2016:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed Funds	$190,410	$145,000	$20,000	$—	$25,410
Commitments to fund new loans	20,721	20,721	—	—	—
Commitments to fund commercial construction and other advances	133,324	22,068	46,435	20,910	43,911
Unused lines of credit	303,576	146,696	52,252	23,729	80,899
Standby letters of credit	19,973	18,363	590	13	1,007
Operating lease obligations	60,487	5,434	11,161	10,384	33,508
Total	$728,491	$358,282	$130,438	$55,036	$184,735

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company has not paid any dividends to shareholders in the past.  The Company has repurchased shares of its common stock. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At March 31, 2016, the Company (stand-alone) had liquid assets of $173.0 million.  The majority of the cash held by the Company (stand-alone) as of March 31, 2016 includes net proceeds received in connection with the second-step conversion. On April 14, 2016, the Company used $105.0 million of cash to complete the acquisition of Conestoga Bank.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2016, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of March 31, 2016, approximately 95.6% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at March 31, 2016 approximately 3.6% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 0.8% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, FHLB stock and mutual funds.

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

The Bank entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $200.0 million and $75.0 million, respectively, at a fixed interest rate during the period from April 2016 through April 2019 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended March 31, 2016.

For the three months ended March 31, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at March 31, 2016.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of March 31, 2016:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$113,910	$128,451	$137,211
% change	(11.32)%		6.82%

Economic Value at Risk:
Equity	$1,082,906	$1,186,269	$1,151,773
% change	(8.71)%		(2.91)%

As of March 31, 2016, based on the scenarios above, net interest income at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our March 31, 2016 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March

31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in routine legal proceedings in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2015.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31	1,228,028	(2)	$12.74	1,200,400	7,091,459
February 1-29	2,478,670		12.72	2,478,670	4,612,789
March 1-31	2,610,498	(3)	13.22	2,604,365	2,008,424

(1)         On January 13, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 8,291,859 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

(2)         Includes 27,628 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plans, as payment of taxes due upon the vesting of the restricted awards.

(3)         Includes 6,133 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plans, as payment of taxes due upon the vesting of the restricted awards.

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

4.1          Stock Certificate of Beneficial Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0                 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: April 28, 2016	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: April 28, 2016	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)