Form 10-Q
period 2016-06-30
Beneficial Bancorp Inc.
filed 2016-07-28
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 28, 2016, there were 77,139,939 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)	June 30, 2016	December 31, 2015
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$51,622	$43,978
Overnight investments	51,868	189,942
Total cash and cash equivalents	103,490	233,920

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $562,980 and $650,439 at June 30, 2016 and December 31, 2015, respectively)	576,374	655,162
Held-to-maturity (estimated fair value of $658,882 and $695,290 at June 30, 2016 and December 31, 2015, respectively)	642,826	696,310
Federal Home Loan Bank stock, at cost	16,431	8,786
Total investment securities	1,235,631	1,360,258
LOANS AND LEASES:	3,798,493	2,941,446
Allowance for loan and lease losses	(44,519)	(45,500)
Net loans and leases	3,753,974	2,895,946
ACCRUED INTEREST RECEIVABLE	16,314	14,298
BANK PREMISES AND EQUIPMENT, Net	77,842	73,213
OTHER ASSETS:
Goodwill	169,239	121,973
Bank owned life insurance	79,612	64,827
Other intangibles	5,605	4,389
Other assets	72,382	57,871
Total other assets	326,838	249,060
TOTAL ASSETS	$5,514,089	$4,826,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$505,029	$409,232
Interest-bearing deposits	3,535,542	3,042,691
Total deposits	4,040,571	3,451,923

Borrowed funds	370,414	190,405
Other liabilities	76,788	68,821
Total liabilities	4,487,773	3,711,149

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 83,186,789 and 82,949,191 issued and 77,099,050 and 82,918,595 outstanding, as of June 30, 2016 and December 31, 2015, respectively	832	829
Additional paid-in capital	762,685	787,503
Unearned common stock held by employee savings and stock ownership plan	(30,780)	(32,014)
Retained earnings (partially restricted)	390,722	382,951
Accumulated other comprehensive loss	(17,001)	(23,374)
Treasury Stock at cost, 6,087,739 shares and 30,596 shares at June 30, 2016 and December 31, 2015, respectively	(80,142)	(349)
Total stockholders’ equity	1,026,316	1,115,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,514,089	$4,826,695

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share amounts)	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans and leases	$37,743	$28,196	$67,733	$54,461
Interest on overnight investments	161	157	421	426
Interest and dividends on investment securities:
Taxable	6,166	7,215	12,525	15,126
Tax-exempt	325	394	650	892
Total interest income	44,395	35,962	81,329	70,905

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	556	381	1,022	805
Money market and savings deposits	1,503	1,334	2,825	2,641
Time deposits	1,886	1,762	3,515	3,595
Total	3,945	3,477	7,362	7,041
Interest on borrowed funds	1,674	1,261	2,952	2,508
Total interest expense	5,619	4,738	10,314	9,549
Net interest income	38,776	31,224	71,015	61,356
Provision for loan and lease losses	—	(1,600)	—	(3,600)
Net interest income after provision for loan and lease losses	38,776	32,824	71,015	64,956

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,539	1,486	3,530	3,472
Service charges and other income	4,383	5,425	7,768	8,932
Mortgage banking income	101	267	73	394
Net loss on sale of investment securities	(4)	(4)	(8)	(9)
Total non-interest income	6,019	7,174	11,363	12,789

NON-INTEREST EXPENSE:
Salaries and employee benefits	16,577	15,845	32,394	31,337
Occupancy expense	2,453	2,211	4,745	5,008
Depreciation, amortization and maintenance	2,571	2,174	4,889	4,475
Marketing expense	889	1,148	1,802	2,464
Intangible amortization expense	558	467	1,032	933
FDIC Insurance	625	512	1,178	1,060
Merger and restructuring charges	8,621	—	9,459	—
Professional fees	1,386	1,297	2,415	2,852
Classified loan and other real estate owned related expense	173	799	465	1,091
Other	6,200	5,542	12,008	11,265
Total non-interest expense	40,053	29,995	70,387	60,485

Income before income taxes	4,742	10,003	11,991	17,260
Income tax expense	1,994	2,948	4,220	4,954
NET INCOME	$2,748	$7,055	$7,771	$12,306

EARNINGS PER SHARE — Basic	$0.04	$0.09	$0.11	$0.16
EARNINGS PER SHARE — Diluted	$0.04	$0.09	$0.10	$0.16

Average common shares outstanding — Basic	71,197,288	78,374,704	73,679,901	78,414,226
Average common shares outstanding — Diluted	72,078,696	79,058,474	74,536,502	79,067,396

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

	For the Six Months Ended
	June 30,
(Dollars in thousands)	2016	2015

Net Income	$7,771	$12,306
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on available for sale securities arising during the period (net of deferred tax of $3,167 and $377 for the six months ended June 30, 2016 and 2015, respectively)	5,495	(652)
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $148 and $153 for the six months ended June 30, 2016 and 2015, respectively)	256	265
Reclassification adjustment for net losses (gains) on available for sale securities included in net income (net of tax of $3 for the six months ended June 30, 2016 and 2015)	5	6
Defined benefit pension plans:
Pension gains, other postretirement and postemployment benefit plan adjustments (net of tax of $464 and $490 for the six months ended June 30, 2016 and 2015, respectively)	617	662
Total other comprehensive income	6,373	281
Comprehensive income	$14,144	$12,587

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2016	82,949,191	$829	$787,503	$(32,014)	$382,951	$(349)	$(23,374)	$1,115,546
Net Income					7,771			7,771
KSOP shares committed to be released			519	1,234				1,753
Stock option expense			763					763
Restricted stock expense			1,429					1,429
Stock options exercised	237,598	3	2,319					2,322
Purchase of treasury stock						(109,641)		(109,641)
Omnibus Equity Plan shares granted from treasury stock			(29,848)			29,848		—
Net unrealized gain on AFS securities arising during the period (net of deferred tax of $3,167)							5,495	5,495
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $148)							256	256
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $3)							5	5
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $464)							617	617
BALANCE, JUNE 30, 2016	83,186,789	$832	$762,685	$(30,780)	$390,722	$(80,142)	$(17,001)	$1,026,316

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(Dollars in thousands)	2016	2015
OPERATING ACTIVITIES:
Net income	$7,771	$12,306
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan and lease losses	—	(3,600)
Depreciation and amortization	3,190	3,018
Intangible amortization	1,032	933
Net loss on sale of investments	8	9
Accretion of discount on investments	(155)	(280)
Amortization of premium on investments	2,828	3,076
Gain on sale of loans	(121)	(175)
Net loss from disposition of premises and equipment	715	8
Proceeds from sale of fixed assets held for sale	33	(83)
Other real estate impairment	—	4
Net gain on sale of other real estate	(55)	(117)
Amortization of KSOP	1,753	1,548
Increase in bank owned life insurance	(455)	(1,298)
Stock based compensation	2,192	1,429
Origination of loans held for sale	(7,405)	(11,171)
Proceeds from sale of loans	6,162	9,955
Changes in assets and liabilities:
Accrued interest receivable	(895)	(274)
Accrued interest payable	206	(62)
Income taxes receivable	(574)	3,987
Other liabilities	8,615	(156)
Other assets	143	(4,053)
Net cash provided by operating activities	24,988	15,004
INVESTING ACTIVITIES:
Loans and leases originated or acquired	(713,825)	(575,349)
Principal repayment on loans and leases	374,897	290,591
Purchases of investment securities available for sale	(7,500)	(4,985)
Proceeds from sales of investment securities available for sale	59,424	—
Proceeds from maturities, calls or repayments of investment securities available for sale	111,701	70,926
Purchases of investment securities held to maturity	—	(70,247)
Proceeds from maturities, calls or repayments of investment securities held to maturity	52,438	51,205
Net purchases from sales of money market and mutual funds	(17,974)	(220)
Net (purchases) redemption of Federal Home Loan Bank stock	(7,338)	44
Acquisition of Conestoga, net cash acquired	(79,610)	—
Proceeds from sale of other real estate owned	1,065	462
Purchases of premises and equipment	(2,139)	(3,245)
Proceeds from sale of premises and equipment	21	17
Cash provided by (used in) other investing activities	470	(386)
Net cash used in investing activities	(228,370)	(241,187)
FINANCING ACTIVITIES:
Increase in borrowed funds	320,994	6,000
Repayment of borrowed funds	(140,985)	(5,992)
Net increase in checking, savings and demand accounts	18,921	4,324
Net decrease in time deposits	(18,659)	(26,813)
Proceeds from the exercise of stock options	2,322	1,292
Purchase of treasury stock	(109,641)	(340)
Net cash provided by (used in) financing activities	72,952	(21,529)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(130,430)	(247,712)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	233,920	534,015
CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,490	$286,303
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$10,108	$9,611
Cash payments for income taxes	4,475	969
Transfers of loans to other real estate owned	366	125
Transfers of bank branches to fixed assets held for sale	501	—
Acquisition of noncash assets and liabilities:
Assets acquired	621,584	—
Liabilities assumed	589,240	—
Issuance of common stock funded by stock subscriptions received prior to January 1, 2015, net of offering costs	—	474,398

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 26, 2016.  The results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other period.

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

The consolidated financial statements include the accounts of the Company, the Bank, a Pennsylvania chartered savings bank, and the Bank’s subsidiaries. The Company owns 100% of the issued and outstanding common stock of the Bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 63 offices throughout the

Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System. The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

NOTE 3 — ACQUISITION OF CONESTOGA BANK

On April 15, 2016, Beneficial announced the completion of its acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company and Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, on April 14, 2016, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and Conestoga Bank subsequently merged with and into Beneficial Bank. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 15, 2016, the date of the acquisition, through June 30, 2016.  During the six months ended June 30, 2016, the Company recorded $9.5 million of merger and other restructuring charges as a result of the completion of the transaction.

The acquisition of Conestoga Bank increased the Company’s market share in southeastern Pennsylvania and provided Beneficial with a number of new branches.

The acquisition of Conestoga Bank was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $47.3 million, which will not be amortizable and is not deductible for tax purposes.  The Company allocated the total balance of goodwill to its banking segment.

The fair values listed below are preliminary estimates and are subject to adjustment.  While they are not expected to be materially different than those shown, any material adjustments to the estimates will be reflected, retroactively, as of the date of the acquisition.  In connection with the acquisition of Conestoga Bank, the consideration paid, and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

(In thousands)
Consideration Paid
Cash paid to Conestoga Bank	$105,000
Change in control payments	2,777
Value of consideration	107,777

Assets acquired:
Cash and due from banks	$28,167
Investment securities	59,424
FHLB stock	307
Loans	518,102
Premises and equipment	7,006
Bank owned life insurance	14,330
Core deposit intangible	2,248
Real estate owned	1,369
Accrued interest receivable	1,121
Deferred tax asset	12,252
Other assets	5,425
Total assets	649,751

Liabilities assumed:
Deposits	$588,386
Accrued interest payable	131
Other liabilities	723
Total liabilities	589,240
Net assets acquired	60,511
Goodwill resulting from acquisition of Conestoga Bank	$47,266

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was acquired loans. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB ASC 310-20.

Certain loans, for which specific credit-related deterioration was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these loans is based on a reasonable expectation of the timing and amount of cash flows to be collected. The timing of the sale of loan collateral was estimated for acquired loans deemed impaired and considered collateral dependent.  For these collateral dependent impaired loans, the excess of the future expected cash flow over the present value of the future expected cash flow represents the accretable yield, which will be accreted into interest income over the estimated liquidation period using the effective interest method.

The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of April 14, 2016:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$20,837
Contractual cash flows not expected to be collected (nonaccretable difference)	7,119
Expected cash flows at acquisition	13,718

Interest component of expected cash flows (accretable discount)	1,263
Fair value of acquired loans accounted for under FASB ASC 310-30	$12,455

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value.  The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan.  The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of April 14, 2016:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$507,433
Contractual cash flows not expected to be collected (credit mark)	8,270
Expected cash flows at acquisition	499,163

Interest rate premium mark	5,005
Fair value of acquired loans not accounted for under FASB ASC 310-30	$504,168

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Conestoga Bank.

In connection with the acquisition of Conestoga Bank, the Company acquired an investment portfolio with a fair value of $59.7 million.  All investment securities were sold on April 15, 2016 at fair value.

In connection with the acquisition of Conestoga Bank, the Company recorded a net deferred income tax asset of $12.2 million related to Conestoga Bank’s net operating loss carryforward, as well as other tax attributes of the acquired company, along with the tax effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from Conestoga Bank provide value to the Company as a source of below market rate funds.  The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using Beneficial’s historical deposit data. The CDI was valued at $2.2 million or 0.65% of deposits. The intangible asset is being amortized on an accelerated basis over ten years.  Amortization for the six months ended June 30, 2016 was $85 thousand.

Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment was valued at $588 thousand and is being amortized in line with the expected cash flows driven by maturities of these deposits over the next five years.  Amortization for the six months ended June 30, 2016 was $137 thousand.

Direct costs related to the acquisition of Conestoga Bank were expensed as incurred. During the six months ended June 30, 2016, the Company incurred $7.9 million in merger and acquisition integration expenses related to the Merger, including $3.5 million of professional fees and contract termination expenses, $1.8 million of facility expenses, $1.2 million of severance expenses, and $1.4 million of other merger expenses.

The following table presents actual operating results attributable to Conestoga Bank since the April 14, 2016 acquisition date through June 30, 2016.  This information does not include purchase accounting adjustments or acquisition integration costs.

Conestoga Bank
April 14, 2016 to
(Dollars in thousands)	June 30, 2016
Net interest income	$5,013
Non-interest income	300
Non-interest expense	(2,405)
Income taxes	(1,018)
Net income	$1,890

The following table presents unaudited pro forma information as if the acquisition of Conestoga Bank had occurred on January 1, 2015. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger costs expensed by Beneficial Bank and Conestoga Bank of $8.8 million were estimated to have been incurred during the six months ended June 30, 2015.

The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition of Conestoga Bank occurred at the beginning of 2016 or 2015. Expected cost savings are not reflected in the pro forma amounts.

	Pro forma
	Six Months Ended
(Dollars in thousands)	June 30, 2016	June 30, 2015

Net interest income	$77,801	$74,001
Provision for loan loss	(87)	2,800
Non-interest income	13,327	14,568
Non-interest expense	(69,294)	(79,857)
Income taxes	(7,612)	(4,029)
Net income	$14,135	$7,483

Net earnings per share
Basic	$0.19	$0.10
Diluted	$0.19	$0.09

NOTE 4 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2016 and June 30, 2015.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2016	$542	$(23,916)	$(23,374)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	5,495	—	5,495
Accretion of unrealized losses on AFS securities transferred to HTM	256	—	256
Amount reclassified from accumulated other comprehensive loss	5	617	622
Net current-period other comprehensive income	5,756	617	6,373
Ending balance, June 30, 2016	$6,298	$(23,299)	$(17,001)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2015	$2,711	$(25,374)	$(22,663)
Changes in other comprehensive loss before reclassifications:
Unrealized holding losses on AFS securities	(652)	—	(652)
Accretion of unrealized losses on AFS securities transferred to HTM	265	—	265
Amount reclassified from accumulated other comprehensive loss	6	662	668
Net current-period other comprehensive income	(381)	662	281
Ending balance, June 30, 2015	$2,330	$(24,712)	$(22,382)

The following tables present reclassifications out of AOCI by component for the six months ended June 30, 2016 and June 30, 2015:

For the Six Months Ended June 30, 2016

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$8		Net loss on sale of investment securities
	(3)		Income tax benefit
	$5		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(243	)(1)	Other non-interest expense
Net recognized actuarial losses	1,324	(1)	Other non-interest expense
	$1,081		Total before tax
	(464)		Income tax benefit
	$617		Net of tax

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 14 - Pension and Other Postretirement Benefits for additional details.

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

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 14 - Pension and Other Postretirement Benefits for additional details.

NOTE 5 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares outstanding and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 15 for further discussion of stock grants.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2016	2015	2016	2015

Basic and diluted earnings per share:
Net income	$2,748	$7,055	$7,771	$12,306
Basic average common shares outstanding	71,197,288	78,374,704	73,679,901	78,414,226
Effect of dilutive securities	881,408	683,770	856,601	653,170
Dilutive average shares outstanding	72,078,696	79,058,474	74,536,502	79,067,396
Net earnings per share
Basic	$0.04	$0.09	$0.11	$0.16
Diluted	$0.04	$0.09	$0.10	$0.16

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the six months ended June 30, 2016, there were 2,274,416 restricted stock awards that were anti-dilutive and therefore excluded from the earnings per share calculation. For the three and six months ended June 30, 2016, there were 161,531 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the three and six months ended June 30, 2015, there were 861,961 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$5,324	$75	$—	$5,399
Ginnie Mae guaranteed mortgage certificates	4,052	152	—	4,204
GSE mortgage-backed securities	436,730	11,449	50	448,129
GSE collateralized mortgage obligations	27,859	32	90	27,801
Municipal bonds	30,161	1,501	—	31,662
Corporate securities	19,487	356	20	19,823
Money market and mutual funds	39,367	—	11	39,356

Total	$562,980	$13,565	$171	$576,374

	June 30, 2016
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$605,544	$15,231	$258	$620,517
GSE collateralized mortgage obligations	34,532	995	44	35,483
Municipal bonds	750	71	—	821
Foreign bonds	2,000	61	—	2,061

Total	$642,826	$16,358	$302	$658,882

	December 31, 2015
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	$6,107	$2	$—	$6,109
Ginnie Mae guaranteed mortgage certificates	4,395	146	—	4,541
GSE mortgage-backed securities	543,687	5,963	2,379	547,271
Collateralized mortgage obligations	32,717	37	397	32,357
Municipal bonds	30,146	1,510	—	31,656
Corporate Securities	11,986	—	126	11,860
Money market, mutual funds and certificates of deposit	21,401	—	33	21,368

Total	$650,439	$7,658	$2,935	$655,162

	December 31, 2015
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$654,803	$3,042	$4,335	$653,510
Collateralized mortgage obligations	38,757	456	292	38,921
Municipal bonds	750	69	—	819
Foreign bonds	2,000	40	—	2,040

Total	$696,310	$3,607	$4,627	$695,290

During the six months ended June 30, 2016, the Bank sold $178 thousand of mutual funds that resulted in a loss of $8 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	At June 30, 2016
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$22,332	$258	$28,274	$50	$50,606	$308
Corporate Securities	1,980	20	—	—	1,980	20
Collateralized mortgage obligations	—	—	31,949	134	31,949	134
Subtotal, debt securities	$24,312	$278	$60,223	$184	$84,535	$462
Mutual Funds	—	—	378	11	378	11
Total temporarily impaired securities	$24,312	$278	$60,601	$195	$84,913	$473

	At December 31, 2015
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$588,681	$5,296	$113,146	$1,418	$701,827	$6,714
Corporate Securities	11,860	126	—	—	11,860	126
Collateralized mortgage obligations	3,781	23	36,819	666	40,600	689
Subtotal, debt securities	$604,322	$5,445	$149,965	$2,084	$754,287	$7,529
Mutual Funds	—	—	541	33	541	33
Total temporarily impaired securities	$604,322	$5,445	$150,506	$2,117	$754,828	$7,562

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $308 thousand related to its GSE mortgage-backed securities as of June 30, 2016.  Additionally, the Company had an unrealized loss of $134 thousand on GSE collateralized mortgage obligations, an unrealized loss of $20 thousand on corporate securities and an unrealized loss of $11 thousand on mutual funds as of June 30, 2016.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.2% as of June 30, 2016.  The Company’s investment that was in a loss position for less than 12 months included a GSE mortgage-backed security with an unrealized loss of 1.1% as of June 30, 2016. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2016.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 0.4% as of June 30, 2016. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2016.

Corporate Securities

The Company’s investment that was in a loss position for less than 12 months included one investment-grade rated subordinated debt issued by a financial institution with an unrealized loss of 1.0% as of June 30, 2016.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2016.

The following table sets forth the stated maturities of the investment securities at June 30, 2016 and December 31, 2015. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	June 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	9,247	9,451	8,696	9,025
Due after five years through ten years	45,725	47,433	39,543	40,600
Due after ten years	—	—	—	—
Mortgage-backed securities	468,641	480,134	580,799	584,169
Money market and mutual funds	39,367	39,356	21,401	21,368

Total	$562,980	$576,374	$650,439	$655,162

Held-to-maturity:
Due in one year or less	$120	$121	$120	$123
Due after one year through five years	2,505	2,613	2,505	2,592
Due after five years through ten years	125	148	125	144
Due after ten years	—	—	—	—
Mortgage-backed securities	640,076	656,000	693,560	692,431

Total	$642,826	$658,882	$696,310	$695,290

At June 30, 2016 and December 31, 2015, $82.4 million and $75.7 million, respectively, of securities were pledged to secure municipal deposits.  At June 30, 2016 and December 31, 2015, the Company had $3.6 million and $458 thousand, respectively, of securities pledged as collateral on interest rate swaps.

NOTE 7 — LOANS

Loans at June 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Commercial:
Commercial real estate	$1,367,428	$971,086
Commercial business loans	686,955	496,274
Commercial small business leases	128,999	39
Commercial construction	146,451	116,452
Total commercial loans	2,329,833	1,583,851
Residential:
Residential real estate	810,131	735,468
Residential construction	250	256
Total residential loans	810,381	735,724

Consumer loans:
Home equity & lines of credit	252,401	231,808
Personal	25,617	20,640
Education	173,493	181,646
Automobile	206,768	187,777
Total consumer loans	658,279	621,871
Total loans	3,798,493	2,941,446

Allowance for losses	(44,519)	(45,500)
Loans, net	$3,753,974	$2,895,946

On April 14, 2016, the Company acquired $518.1 million of loans and leases in connection with the acquisition of Conestoga Bank.

During the six months ended June 30, 2016, the Company entered into $117.5 million of participations in a portfolio of multi-family loans that are included in commercial real estate loans.  These loans all met the Company’s underwriting standards and are secured by real estate located within the Company’s market area.

As of June 30, 2016, the Company had $1.4 million residential loans held for sale compared to $1.2 million of residential loans held for sale at December 31, 2015. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.  For the three and six months ended June 30, 2016 and 2015, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $2.0 million and $6.0 million, respectively, and recorded mortgage banking income of approximately $73 thousand and $394 thousand, respectively.  The mortgage banking income decline during the six months ended June 30, 2016 was the result of a decrease in the fair value of mortgage servicing rights due to an increase in the constant prepayment assumption.  Please refer to Note 19 — Servicing Rights for additional information. The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

Commercial loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks.  Included in the shared national credit portfolio are purchased participations and assignments in leveraged lending transactions.  Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt.  When considering a participation in the leveraged lending market, the Company will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets.  The Company actively monitors the secondary market for these types of loans to ensure that it maintains flexibility to sell such loans in the event of deteriorating credit quality.  To further minimize risk and based on our current capital levels and loan portfolio, the Company has limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30% of the leveraged lending limit. The Company may reevaluate these limits in future periods.

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At June 30, 2016, shared national credits totaled $245.3 million, which included $99.0 million of leveraged lending transactions. All of these loans were classified as pass rated as of June 30, 2016 as all payments are current and the loans are performing in accordance with their contractual terms.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of June 30, 2016, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of (1) a specific valuation allowance on identified problem loans and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at June 30, 2016 or December 31, 2015.

The summary activity in the allowance for loan losses for all portfolios for the three months ended June 30, 2016 and 2015, and for the year ended December 31, 2015, is as follows:

	Six Months Ended June 30,		Year Ended December 31,

(Dollars in thousands)	2016	2015	2015
Balance, beginning of year	$45,500	$50,654	50,654
Provision for loan losses	—	(3,600)	(3,600)
Charge-offs	(1,837)	(2,502)	(6,302)
Recoveries	856	3,240	4,748

Balance, end of period	$44,519	$47,792	$45,500

The following table sets forth the activity in the allowance for loan losses by portfolio for the three months ended June 30, 2016 and the year ended December 31, 2015:

		COMMERCIAL			RESIDENTIAL		CONSUMER
June 30, 2016 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$22,640	$11,856	$—	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$45,500
Charge-offs	—	(96)	—	—	(247)	—	(276)	(310)	(83)	(825)	(1,837)
Recoveries	28	31	—	150	1	—	39	183	—	424	856
Provision (credit)	1,737	19	179	(272)	672	—	(1,095)	16	88	(1,344)	—
Allowance ending balance	$24,405	$11,810	$179	$2,213	$2,070	$—	$1,024	$325	$130	$2,363	$44,519

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	24,405	11,810	179	2,213	2,070	—	1,024	325	130	2,363	44,519
Loans acquired with deteriorated quality (1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$24,405	$11,810	$179	$2,213	$2,070	$—	$1,024	$325	$130	$2,363	$44,519

Financing receivable:
Ending balance
Individually evaluated for impairment	$18,564	$4,045	$—	$—	$11,656	$—	$1,827	$419	$—	$—	$36,511
Collectively evaluated for impairment	1,342,875	677,586	128,999	146,451	798,010	250	250,118	24,949	173,493	206,768	3,749,499
Loans acquired with deteriorated quality (1)	5,989	5,324	—	—	465	—	456	249	—	—	12,483
Total Portfolio	$1,367,428	$686,955	$128,999	$146,451	$810,131	$250	$252,401	$25,617	$173,493	$206,768	$3,798,493

(1)       Loans acquired with deteriorated credit quality are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2015 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654
Charge-offs	(2,333)	(703)	—	(283)	—	(584)	(505)	(120)	(1,774)	—	(6,302)
Recoveries	647	2,759	102	16	—	173	153	—	898	—	4,748
Provision (credit)	6,310	(8,464)	(110)	(49)	—	98	(1,169)	(40)	374	(550)	(3,600)
Allowance ending balance	$22,640	$11,856	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$—	$45,500

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,640	11,856	2,335	1,644	—	2,356	436	125	4,108	—	45,500
Total Allowance	$22,640	$11,856	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$—	$45,500

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,943	$2,287	$41	$12,634	$256	$2,002	$10	$—	$—	$—	$35,173
Collectively evaluated for impairment	953,143	494,026	116,411	722,834	—	229,806	20,630	181,646	187,777	—	2,906,273
Total Portfolio	$971,086	$496,313	$116,452	$735,468	$256	$231,808	$20,640	$181,646	$187,777	$—	$2,941,446

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at June 30, 2016 and December 31, 2015:

Commercial and Residential Loans

Credit Risk Internally Assigned

	June 30, 2016
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Residential Construction		Total
Grade
Pass	$1,342,251	98%	$667,542	97%	$128,999	100%	$146,451	100%	$804,187	99%	$120	48%	$3,089,550	99%
Special Mention	7,835	1%	4,111	1%	—	—%	—	—%	—	—%	—	—%	11,946	—%
Substandard	17,342	1%	15,302	2%	—	—%	—	—%	5,944	1%	130	52%	38,718	1%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$1,367,428	100%	$686,955	100%	$128,999	100%	$146,451	100%	$810,131	100%	$250	100%	$3,140,214	100%

	December 31, 2015
	Commercial Real Estate		Commercial Business		Commercial Construction		Residential Real Estate		Residential Construction		Total
Grade
Pass	$953,761	98%	$473,653	95%	$116,411	100%	$728,870	99%	$126	49%	$2,272,821	98%
Special Mention	6,465	1%	8,725	2%	—	—%	—	—%	—	—%	15,190	1%
Substandard	10,860	1%	13,935	3%	41	—%	6,598	1%	130	51%	31,564	1%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$971,086	100%	$496,313	100%	$116,452	100%	$735,468	100%	$256	100%	$2,319,575	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.

The following tables set forth the consumer loan risk profile based on payment activity as of June 30, 2016 and December 31, 2015:

Credit Risk Profile Based on Payment Activity

	June 30, 2016
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$250,924	99%	$25,617	100%	$153,355	88%	$206,768	100%	$636,664	97%
Non-performing	1,477	1%	—	—%	20,138	12%	—	—%	21,615	3%
Total	$252,401	100%	$25,617	100%	$173,493	100%	$206,768	100%	$658,279	100%

	December 31, 2015
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$230,173	99%	$20,640	100%	$158,746	87%	$187,777	100%	$597,336	96%
Non-performing	1,635	1%	—	—%	22,900	13%	—	—%	24,535	4%
Total	$231,808	100%	$20,640	100%	$181,646	100%	$187,777	100%	$621,871	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of June 30, 2016, are as follows:

June 30
(Dollars in thousands)	2016

Outstanding principal balance	$18,948
Carrying amount	12,483

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 14, 2016 acquisition date through June 30, 2016:

Accretable
(Dollars in thousands)	Discount

Balance, April 14, 2016	$1,263
Accretion	(132)
Balance, June 30, 2016	$1,131

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of June 30, 2016

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$835	4%	$382	5%	$493	2%	$1,710	3%	$1,365,718	37%	$1,367,428	36%	$—	$2,831	20%
Commercial business loans	546	3%	270	3%	542	2%	1,358	3%	685,597	18%	686,955	18%	—	1,344	9%
Commercial small business leases	957	5%	374	4%	—	—%	1,331	3%	127,668	3%	128,999	3%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	146,451	4%	146,451	4%	—	—	—%
Total commercial	$2,338	12%	$1,026	12%	$1,035	4%	$4,399	9%	$2,325,434	62%	$2,329,833	61%	$—	$4,175	29%

Residential:
Residential real estate	$1,661	9%	$447	5%	$3,795	15%	$5,903	11%	$804,228	21%	$810,131	21%	$—	$8,598	60%
Residential construction	—	—%	—	—%	250	1%	250	—%	—	—%	250	—%	—	250	1%
Total residential	$1,661	9%	$447	5%	$4,045	16%	$6,153	11%	$804,228	21%	$810,381	21%	$—	$8,848	61%

Consumer loans:
Home equity & lines of credit	$792	4%	$233	3%	$503	2%	$1,528	3%	$250,873	7%	$252,401	7%	$—	$1,477	10%
Personal	359	2%	212	3%	—	—%	571	1%	25,046	1%	25,617	1%	—	—	—%
Education	11,217	59%	5,924	71%	20,138	78%	37,279	70%	136,214	4%	173,493	5%	20,138	—	—%
Automobile	2,697	14%	463	6%	—	—%	3,160	6%	203,608	5%	206,768	5%	—	—	—%
Total consumer	$15,065	79%	$6,832	83%	$20,641	80%	$42,538	80%	$615,741	17%	$658,279	18%	$20,138	$1,477	10%

Total	$19,064	100%	$8,305	100%	$25,721	100%	$53,090	100%	$3,745,403	100%	$3,798,493	100%	$20,138	$14,500	100%

(1)           Non-accruing loans do not include $12.5 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of June 30, 2016 and 2015.

	June 30,		June 30,
	2016		2015
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	2	$840	2	$821
Commercial business loans	2	1,800	—	—
Commercial small business leases	—	—	—	—
Commercial construction	—	—	—	—
Total commercial	4	2,640	2	821

Residential:
Residential real estate	5	501	3	365
Residential construction	—	—	—	—
Total real estate loans	5	501	3	365

Consumer loans:
Home equity & lines of credit	1	186	1	221
Personal	1	411	—	—
Total consumer loans	2	597	1	221
Total loans	11	$3,738	6	$1,407

The following tables summarize information about TDRs as of and for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30, 2016
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	5	$3,051
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	5	3,051
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	5	3,051
Outstanding principal balance immediately after modification	5	3,051
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	11	3,738
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

	For the Six Months Ended June 30, 2015
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	3	$972
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	3	972
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	3	1,292
Outstanding principal balance immediately after modification	3	972
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	6	1,407
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	2	821

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

Components of Impaired Loans

Impaired Loans

Year to date June 30, 2016

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$2,831	$2,831	$—	$2,203	$—	$—
Commercial Business	3,144	3,240	—	1,553	—	—
Commercial Small Business Leases	—	—	—	—	—	—
Commercial Construction	—	—	—	17	—	—
Residential Real Estate	8,598	9,303	—	8,772	—	—
Residential Construction	250	458	—	253	—	—
Home Equity and Lines of Credit	1,888	1,626	—	1,539	—	—
Personal	—	503	—	59	—	—
Education	—	—	—	7	—	—
Auto	—	36	—	2	—	—
Total Impaired Loans:	$16,711	$17,997	$—	$14,405	$—	$—

Commercial	5,975	6,071	—	3,773	—	—
Residential	8,848	9,761	—	9,025	—	—
Consumer	1,888	2,165	—	1,607	—	—
Total	$16,711	$17,997	$—	$14,405	$—	$—

The impaired loans table above does not include $12.5 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at June 30, 2016. Interest income that would have been recorded for the six months ended June 30, 2016, had impaired loans been current according to their original terms, amounted to $501 thousand.  Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at June 30, 2016 and December 31, 2015 amounted to $34.6 million and $37.7 million, respectively, and included $20.1 million and $22.9 million, respectively, of government guaranteed student loans.

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The Company recorded goodwill of $47.3 million and core deposit intangibles of $2.2 million, or 0.65% of core deposits, in connection with the acquisition of Conestoga Bank during the quarter.  As of June 30, 2016, the other intangibles consisted of $3.8 million of core deposit intangibles, which are amortized over an estimated useful life of ten years, and $1.8 million of customer list intangibles, which are amortized over an estimated remaining life of between four and six years.

Goodwill and other intangibles at June 30, 2016 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2016	$121,973	$4,389
Additions	47,266	2,248
Amortization	—	(1,032)
Balance at June 30, 2016	$169,239	$5,605

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

During the six months ended June 30, 2016, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 9 — OTHER ASSETS

The following table provides selected information on other assets at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
(Dollars in thousands)	2016	2015
Investments in affordable housing and other partnerships	$7,287	$9,317
Prepaid assets	2,608	2,120
Net deferred tax assets	46,256	37,778
Other real estate	1,999	1,276
Fixed assets held for sale	1,245	744
Servicing rights	1,953	1,349
Prepaid and other assets	11,034	5,287
Total other assets	$72,382	$57,871

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its servicing rights. The Company utilizes the fair value measurement method to value its servicing rights at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its servicing rights at fair value at each reporting date and reports changes in the fair value of its servicing rights in earnings in the period in which the changes occur.  See Note 19 for further discussion of servicing rights.

NOTE 10 — DEPOSITS

Deposits consisted of the following major classifications at June 30, 2016 and December 31, 2015:

	June 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2016	Deposits	2015	Deposits

Non-interest bearing deposits	$505,029	12.5%	$409,232	11.8%
Interest-earning checking accounts	851,031	21.1%	757,719	22.0%
Municipal checking accounts	135,050	3.3%	132,642	3.8%
Money market accounts	445,363	11.0%	389,403	11.3%
Savings accounts	1,251,617	31.0%	1,132,842	32.8%
Certificates of deposit	852,481	21.1%	630,085	18.3%
Total deposits	$4,040,571	100.00%	$3,451,923	100.0%

On April 14, 2016, the Company acquired $588.4 million of deposits in connection with the acquisition of Conestoga Bank.

NOTE 11 — BORROWED FUNDS

Borrowed funds at June 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	June 30, 2016	December 31, 2015
FHLB advances	$345,000	$165,000
Statutory trust debenture	25,414	25,405
Total borrowed funds	$370,414	$190,405

The Company increased borrowings $180.0 million during the six months ended June 30, 2016 to replace maturing borrowings and higher cost brokered certificates of deposit and to fund organic loan growth.  The Company pledges loans to secure its borrowings at the Federal Reserve Bank of Philadelphia. At

June 30, 2016 and December 31, 2015, loans in the amount of $248.8 million and $235.8 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia.

The Bank entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $50.0 million and $75.0 million, respectively, at a fixed interest rate during the period from February 2017 through February 2021 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended June 30, 2016.

NOTE 12 — REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As of June 30, 2016, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2016 and December 31, 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2016:

Tier 1 Leverage (to average assets)	$892,398	17.00%	$209,971	4.00%	$262,464	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	868,474	22.33%	175,037	4.50%	252,831	6.50%
Tier 1 Capital (to risk weighted assets)	892,398	22.94%	233,382	6.00%	311,176	8.00%
Total Capital (to risk weighted assets)	937,217	24.09%	311,176	8.00%	388,970	10.00%

As of December 31, 2015:

Tier 1 Leverage (to average assets)	$1,036,850	22.38%	$185,332	4.00%	$231,665	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	1,013,680	33.36%	136,722	4.50%	197,487	6.50%
Tier 1 Capital (to risk weighted assets)	1,036,850	34.13%	182,296	6.00%	243,061	8.00%
Total Capital (to risk weighted assets)	1,074,952	35.38%	243,061	8.00%	303,826	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2016 and December 31, 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2016:

Tier 1 Leverage (to average assets)	$794,787	15.15%	$209,854	4.00%	$262,318	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	794,787	20.46%	174,825	4.50%	252,526	6.50%
Tier 1 Capital (to risk weighted assets)	794,787	20.46%	233,100	6.00%	310,801	8.00%
Total Capital (to risk weighted assets)	839,606	21.61%	310,801	8.00%	388,501	10.00%

As of December 31, 2015:

Tier 1 Leverage (to average assets)	$780,713	16.86%	$185,183	4.00%	$231,479	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	780,713	25.74%	136,514	4.50%	197,187	6.50%
Tier 1 Capital (to risk weighted assets)	818,758	25.74%	182,018	6.00%	242,691	8.00%
Total Capital (to risk weighted assets)	780,713	26.99%	242,691	8.00%	303,364	10.00%

NOTE 13 — INCOME TAXES

For the three months ended June 30, 2016, we recorded a provision for income taxes of $2.0 million, reflecting an effective tax rate of 42.0%, compared to a provision for income taxes of $2.9 million, reflecting an effective tax rate of 29.5%, for the three months ended June 30, 2015.  For the six months ended June 30, 2016, the Company recorded a provision for income taxes of $4.2 million, reflecting an effective tax benefit 35.2% compared to a provision for income taxes of $5.0 million, reflecting an effective tax rate of 28.7% for the six months ended June 30, 2015. The increase in income tax expense and the effective tax rate was due to a lower ratio of tax exempt income compared to pre-tax income as compared to the same periods in 2015.

As of June 30, 2016, the Company had net deferred tax assets totaling $46.3 million. During the three months ended June 30, 2016, the Company recorded a net deferred tax asset of $12.2 million related to the acquisition of Conestoga Bank. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established. The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as June 30, 2016. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

NOTE 14 — PENSION AND OTHER POSTRETIREMENT BENEFITS

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

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels. Additionally, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions.  Conestoga Bank had a defined benefit pension plan covering less than twenty employees.  The Bank intends on combining this plan, which had been frozen by Conestoga Bank, into the Bank’s existing defined benefit pension plan during 2016.

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$—	$—	$34	$43
Interest cost	818	958	179	214
Expected return on assets	(1,559)	(1,655)	—	—
Amortization of loss	623	616	39	90
Amortization of prior service cost	—	—	(122)	(129)
Amortization of transition obligation	—	—	—	—
Net periodic pension (benefit) cost	$(118)	$(81)	$130	$218

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$—	$—	$69	$87
Interest cost	1,635	1,916	357	429
Expected return on assets	(3,118)	(3,310)	—	—
Amortization of loss	1,247	1,231	77	180
Amortization of prior service cost	—	—	(243)	(259)
Amortization of transition obligation	—	—	—	—
Net periodic pension (benefit) cost	$(236)	$(163)	$260	$437

NOTE 15 — STOCK BASED COMPENSATION

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

At the annual meeting held on April 21, 2016, the stockholders’ of the Company approved the 2016 Omnibus Incentive Plan (‘the 2016 Plan”). The 2016 Plan provides for the issuance or delivery of 3.5 million shares of Beneficial Bancorp, Inc. stock. On June 9, 2016, the Company granted 2,274,416 of restricted stock awards to employees, officers and directors, which reduced the Company’s outstanding additional paid in capital by $29.8 million and also reduced the balance of treasury stock. The restricted stock awards granted to directors vest over a 30 month period and the restricted stock awards granted to employees and officers vest over a three year period. Upon the adoption of the 2016 Plan, the Company’s 2008 Equity Incentive Plan (“EIP”) was terminated. However, outstanding awards under the 2008 EIP remain in effect in accordance with their original terms.

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and six months ended June 30, 2016 was $1.0 million and $1.5 million, respectively, as compared to $340 thousand and $613 thousand for the three and six months ended June 30, 2015.  The increase in expense in 2016 as compared to 2015 was primarily the result of the 2016 Omnibus Incentive Plan shares granted during the second quarter of 2016.

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2016:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2016	616,505	$10.00
Issued	2,496,433	13.55
Vested	(121,078)	8.32
Forfeited	(59,494)	10.78
Non-vested Stock Awards outstanding, June 30, 2016	2,932,366	13.07

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2015:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2015	534,738	$8.89
Issued	238,900	11.41
Vested	(108,327)	8.33
Forfeited	(46,211)	8.48
Non-vested Stock Awards outstanding, June 30, 2015	619,100	10.00

The fair value of the 121,078 shares that vested during the six months ended June 30, 2016 was $1.6 million. The fair value of the 108,327 shares that vested during the six months ended June 30, 2015 was $1.2 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the six months ended June 30, 2016, the Company did not grant any options compared to 166,075 options granted during the six months ended June 30, 2015. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $354 thousand and $771 thousand, for the three and six months ended June 30, 2016, respectively, compared to $379 thousand and $816 thousand for the three months and six months ended June 30, 2015, respectively.

A summary of option activity as of June 30, 2016 and changes during the six month period ended June 30, 2016 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2016	3,422,241	$9.59
Granted	—	—
Exercised	(237,598)	9.78
Forfeited	(103,319)	9.86
Expired	—	—
June 30, 2016	3,081,324	9.57

A summary of option activity as of June 30, 2015 and changes during the six month period ended June 30, 2015 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2015	3,568,887	$9.51
Granted	166,075	11.41
Exercised	(137,644)	9.39
Forfeited	(78,865)	9.14
Expired	(88)	8.90
June 30, 2015	3,518,365	9.61

The weighted average remaining contractual term was approximately 5.25 years and the aggregate intrinsic value was $9.7 million for options outstanding as of June 30, 2016.  As of June 30, 2016, exercisable options totaled 2,262,141 with an average weighted exercise price of $9.45 per share, a weighted average remaining contractual term of approximately 4.53 years, and an aggregate intrinsic value of $7.4 million.  The weighted average remaining contractual term was approximately 6.12 years and the aggregate intrinsic value was $10.1 million for options outstanding as of June 30, 2015.  As of June 30, 2015, exercisable options totaled 2,141,808 with an average weighted exercise price of $9.57 per share, a weighted average remaining contractual term of approximately 4.88 years, and an aggregate intrinsic value of $6.3 million.

During the six months ended June 30, 2016, the Company did not grant any options. Significant weighted average assumptions used to calculate the fair value of the options granted during the six months ended June 30, 2015 are as follows:

For the Six Months Ended June 30, 2015
Weighted average fair value of options granted	$3.98
Weighted average risk-free rate of return	1.74%
Weighted average expected option life in months	78
Weighted average expected volatility	31.19%
Expected dividends	$—

As of June 30, 2016, there was $2.5 million of total unrecognized compensation cost related to options and $36.0 million in unrecognized compensation cost related to non-vested stock awards granted.  As of June 30, 2015, there was $4.4 million of total unrecognized compensation cost related to options and

$4.8 million in unrecognized compensation cost related to non-vested stock awards granted.  The average weighted lives for the option expense were 2.41 and 3.18 years as of June 30, 2016 and June 30, 2015, respectively. The average weighted lives for the stock award expense were 4.75 and 3.77 years at June 30, 2016 and June 30, 2015, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

At June 30, 2016 and December 31, 2015, the Company had outstanding commitments to purchase or originate new loans aggregating $20.5 million and $40.4 million, respectively, commitments to customers on available lines of credit of $354.6 million and $290.4 million, respectively, commitments to fund commercial construction and other advances of $153.3 million and $136.9 million, respectively, and standby letters of credit of $20.3 million and $17.6 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $299 thousand and $275 thousand at June 30, 2016 and December 31, 2015, respectively.

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

NOTE 17 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13: Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2019. The Company is in the process of evaluating the impact of this guidance.

In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in this update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The Company is in the process of evaluating the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

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

NOTE 18 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at June 30, 2016:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,139	$1,139
SBA servicing rights	—	—	814	814
Investment securities available for sale:
U.S. GSE and agency notes	—	5,399	—	5,399
Ginnie Mae guaranteed mortgage certificates	—	4,204	—	4,204
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	27,801	—	27,801
GSE mortgage-backed securities	—	448,129	—	448,129
Municipal bonds
General obligation municipal bonds	—	14,762	—	14,762
Revenue municipal bonds	—	16,900	—	16,900
Corporate securities	—	19,823	—	19,823
Money market funds	38,978	—	—	38,978
Mutual funds	378	—	—	378
Interest rate swap agreements	—	3,235	—	3,235
Total Assets	$39,356	$540,253	$1,953	$581,562
Liabilities:
Interest rate swap agreements and other contracts	$—	$3,472	$—	$3,472
Total Liabilities	$—	$3,472	$—	$3,472

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2015:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,349	$1,349
Investment securities available for sale:
U.S. GSE and agency notes	—	6,109	—	6,109
Ginnie Mae guaranteed mortgage securities	—	4,541	—	4,541
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	32,357	—	32,357
GSE mortgage-backed securities	—	547,271	—	547,271
Municipal bonds
General obligation municipal bonds	—	14,968	—	14,968
Revenue municipal bonds	—	16,688	—	16,688
Corporate securities	—	11,860	—	11,860
Money market funds	20,827	—	—	20,827
Mutual funds	541	—	—	541
Interest rate swap agreements	—	190	—	190
Total Assets	$21,368	$633,984	$1,349	$656,701
Liabilities:
Interest rate swap agreements	$—	$202	$—	$202
Total Liabilities	$—	$202	$—	$202

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

Level 3 Valuation Techniques and Inputs

Servicing Rights. The Company determines the fair value of its servicing rights by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation includes the application of certain assumptions made by management of the Company, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2016 and 2015.

	For the Six Months Ended
	June 30, 2016	June 30, 2015
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,349	$1,403
Additions	76	85
Payments	(103)	(81)
(Decrease) Increase in fair value due to changes in valuation inputs or assumptions	(183)	5
Balance, June 30,	$1,139	$1,412

For the Six Months Ended June 30, 2016
Level 3 Investments Only (Dollars in thousands)	SBA Servicing Rights
Balance, January 1,	$—
Additions	814
Payments	—
(Decrease) Increase in fair value due to changes in valuation inputs or assumptions	—
Balance, June 30,	$814

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

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2016	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$3,033	$—	$—	$3,033	$(49)
Other real estate owned	366	—	—	366	—

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2015	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$3,153	$—	$—	$3,153	$(399)
Other real estate owned	$125	—	—	$125	(4)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At June 30, 2016		At December 31, 2015
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$103,490	$103,490	$233,920	$233,920
Securities available for sale	See previous table	576,374	576,374	655,162	655,162
Securities held to maturity	Level 2	642,826	658,882	696,310	695,290
FHLB stock	Level 3	16,431	16,431	8,786	8,786
Loans and leases, net	Level 3	3,752,610	3,892,201	2,894,763	2,917,053
Loans held for sale	Level 2	1,364	1,434	1,183	1,210
Mortgage servicing rights	Level 3	1,139	1,139	1,349	1,349
SBA servicing rights	Level 3	814	814	—	—
Interest rate swaps	Level 2	3,235	3,235	190	190
Accrued interest receivable	Level 3	16,314	16,314	14,298	14,298

Liabilities:
Deposits	Level 2	4,040,571	4,043,359	3,451,923	3,453,135
Borrowed funds	Level 2	370,414	369,372	190,405	184,048
Interest rate swaps and other contracts	Level 2	3,472	3,472	202	202
Accrued interest payable	Level 2	1,934	1,934	1,728	1,728

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

Loans and Leases, Net - The fair value of loans and leases is estimated by discounting the future cash flows using the current rate at which similar loans and leases would be made to borrowers with similar credit and for the same remaining maturities.  Additionally, to be consistent with the requirements under FASB ASC Topic 820 for Fair Value Measurements and Disclosures, the loans and leases were valued at a price that represents the Company’s exit price or the price at which these instruments would be sold or transferred.

Loans Held for Sale - The fair value of loans held for sale is estimated using the current rate at which similar loans would be made to borrowers with similar credit risk and the same remaining maturities.  Loans held for sale are carried at the lower of cost or estimated fair value.

Servicing Rights - The Company determines the fair value of its servicing rights by estimating the amount and timing of future cash flows associated with the servicing rights and discounting the cash flows using market discount rates. The valuation included the application of certain assumptions made by management of the Bank, including prepayment projections, and prevailing assumptions used in the marketplace at the time of the valuation.

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2016 and December 31, 2015 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 19 — SERVICING RIGHTS

The Company sells certain residential mortgage loans and the guaranteed portion of certain Small Business Administration (“SBA”) loans to third parties and retains servicing rights and receives servicing fees.  All such transfers are accounted for as sales. When the Company sells a residential mortgage loan, it does not retain any portion of that loan and its continuing involvement in such transfers is limited to certain servicing responsibilities.  While the Company may retain a portion of certain sold SBA loans, its continuing involvement in the portion of the loan that was sold is limited to certain servicing responsibilities.  When the contractual servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized.  The Company accounts for the transfers and servicing of financial assets in accordance with ASC 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its MSRs.  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of

June 30, 2016 and June 30, 2015, the Company serviced $141.5 million and $148.7 million of residential mortgage loans, respectively.  During the three and six months ended June 30, 2016, the Company recognized servicing fee income of $89 thousand and $176 thousand, respectively, compared to $93 thousand and $188 thousand for the same periods in 2015.

The following is an analysis of the activity in the Company’s residential MSRs for the six months ended June 30, 2016 and 2015:

	Residential
	Mortgage Servicing Rights
	For the Six months ended June 30,
Dollars in thousands	2016	2015

Balance, January 1,	$1,349	$1,403
Additions	76	85
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(183)	5
Paydowns	(103)	(81)
Balance, June 30,	$1,139	$1,412

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At June 30, 2016, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 14.96%, a discount rate equal to 9.13% and an escrow earnings credit rate equal to 1.22%.  At June 30, 2015, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 9.72%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 1.66%.

At June 30, 2016 and June 30, 2015, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	June 30, 2016	June 30, 2015

Fair value of residential mortgage servicing rights	$1,139	$1,412

Weighted average life (years)	5.1 years	5.7 years

Prepayment speed	14.96%	9.72%
Effect on fair value of a 20% increase	$(111)	$(98)
Effect on fair value of a 10% increase	(58)	(50)
Effect on fair value of a 10% decrease	65	55
Effect on fair value of a 20% decrease	139	112

Discount rate	9.13%	9.75%
Effect on fair value of a 20% increase	$(70)	$(93)
Effect on fair value of a 10% increase	(36)	(49)
Effect on fair value of a 10% decrease	38	52
Effect on fair value of a 20% decrease	79	108

Escrow earnings credit	1.22%	1.66%
Effect on fair value of a 20% increase	$21	$36
Effect on fair value of a 10% increase	11	18
Effect on fair value of a 10% decrease	(11)	(16)
Effect on fair value of a 20% decrease	(21)	(34)

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

SBA Loans

As a result of the acquisition of Conestoga Bank, the Company acquired a $44.5 million SBA loan servicing portfolio. The Company has elected the fair value measurement method to value its SBA servicing rights.  Under the fair value measurement method, the Company records its SBA servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period.  As of June 30, 2016 the Company’s SBA servicing portfolio totaled $46.3 million.  During both the three and six months ended June 30, 2016, the Company recognized servicing fee income of $90 thousand.

The following is an analysis of the activity in the Company’s SBA servicing rights for the six months ended June 30, 2016:

SBA Servicing Rights
For the Six months ended June 30,
Dollars in thousands	2016

Balance, January 1, 2016	$—
Additions	814
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	—
Paydowns	—
Balance, June 30, 2016	$814

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At June 30, 2016, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.83%, a discount rate equal to 12.62% and servicing expenses per loan of $1 thousand.

At June 30, 2016, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

SBA Servicing Rights
(Dollars in thousands)	June 30, 2016

Fair value of SBA servicing rights	$814

Weighted average life (years)	5.5 years

Prepayment speed	8.83%
Effect on fair value of a 20% increase	$(46)
Effect on fair value of a 10% increase	(24)
Effect on fair value of a 10% decrease	25
Effect on fair value of a 20% decrease	52

Discount rate	12.62%
Effect on fair value of a 20% increase	$(63)
Effect on fair value of a 10% increase	(33)
Effect on fair value of a 10% decrease	36
Effect on fair value of a 20% decrease	75

The sensitivity calculations above are hypothetical and should not be considered to be predictive of future performance.  As indicated, changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of an adverse variation in a particular assumption on the fair value of the SBA servicing rights is calculated without changing any other assumption; while in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the effect of the change.

NOTE 20 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company is a party to derivative financial instruments in the normal course of business to meet the needs of commercial banking customers. These financial instruments primarily include interest rate swap agreements, which are entered into with counterparties that meet established credit standards and, where appropriate, contain master netting and collateral provisions protecting the party at risk. The Company believes that the credit risk inherent in all of the derivative contracts is minimal based on the credit standards and the netting and collateral provisions of the interest rate swap agreements.

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2016, the Company had 26 interest rate swaps with an aggregate notional amount of $97.6 million related to this program, including 20 interest rate swaps with an aggregate notional value of $74.0 million resulting from the acquisition of Conestoga Bank.  During the three and six months ended June 30, 2016, the Company recognized a net loss of $6 thousand and $17 thousand, respectively, compared to a net gain of $10 thousand and $2 thousand for the same periods in 2015 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The risk participation agreements provide credit protection to the financial institution should the borrower fail to perform on its interest rate derivative contract with the financial institution.  Any fee paid to the Company as a result of the risk participation agreement is offset by credit risk of the counterparties and is recognized in the Company’s consolidated statements of income.  Credit risk on the risk participation agreements is determined after considering the risk rating, probability of default and loss given default of the counterparties.  The Company has entered into risk participation agreements with a notional value of $5.5 million and a fair value of $33 thousand as of June 30, 2016. During the three and six months ended June 30, 2016, the Company recognized a net gain of $5 thousand and $28 thousand, respectively, related to the risk participation agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2016 and December 31, 2015:

	Asset derivatives		Liability derivatives
As of June 30, 2016 (Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$48,776	$3,235	$48,776	$3,439
Risk participation agreements	—	—	5,533	33
Total derivatives	$48,776	$3,235	$54,309	$3,472

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2015 (dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,066	$190	$12,066	$202
Total derivatives	$12,066	$190	$12,066	$202

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2016	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$3,293	$—	$3,293	$—	$—	$3,293

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of June 30, 2016	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$3,530	$—	$3,530	$—	$3,635	$(105)

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$206	$—	$206	$—	$—	$206

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$218	$—	$218	$—	$458	$(240)

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

As of June 30, 2016, the termination value of the interest rate swaps and risk participation agreements in a liability position was $3.5 million.  The Company has minimum collateral posting thresholds with its counterparty. At June 30, 2016, the Company had $3.6 million of securities pledged as collateral on interest rate swaps. If the Company had breached any of these provisions at June 30, 2016 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at June 30, 2016.

NOTE 21 — MERGER AND RESTRUCTURING CHARGES

In connection with the closing of the acquisition of Conestoga Bank, the Company announced the implementation of an expense management reduction program following a comprehensive review of the Company’s and Bank’s operating cost structure.  Under the expense management reduction program, the Bank reduced salary and benefits expense.  Employees whose positions were eliminated as a result of the reduction in force received severance packages, which included outplacement services.  During the six months ended June 30, 2016, the Company accrued for approximately $9.5 million of merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s cost reduction plan.  These charges are included in merger and restructuring charges, a component of non-interest expense, within the unaudited condensed consolidated statements of operations. A schedule of the current merger and restructuring accrual is summarized below as of June 30, 2016:

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2015	$—	$—	$—
Accrued during the six months	2,797	6,662	9,459
Paid during the six months	(610)	(2,687)	(3,297)
Accrued at June 30, 2016	$2,187	$3,975	$6,162

NOTE 22 — SUBSEQUENT EVENTS

On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares.  Repurchases will be conducted through open market purchases, which may include purchases under a trading plan adopted pursuant to Securities and Exchange Commission Rule 10b5-1, or through privately negotiated transactions.  Repurchases will be made from time to time depending on market conditions and other factors.  There is no guarantee as to the exact number of shares to be repurchased.

On July 21, 2016, the Company declared a cash dividend of 6 cents per share, payable on or after August 11, 2016, to common shareholders of record at the close of business on August 1, 2016.

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

EXECUTIVE SUMMARY

Beneficial Bancorp is a Maryland corporation and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 63 offices throughout the Philadelphia and Southern New Jersey area.

Our profitability is generally a function of the revenues we earn from our interest bearing assets less the cost of our interest bearing liabilities plus revenues we receive from non-interest income less our provision for loan losses and non-interest expenses.

Our primary source of revenue is net interest income. Net interest income, which comprises 86.2% of our revenue for the six months ended June 30, 2016, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

Our business results continue to be impacted by modest economic growth in our markets. To stimulate economic growth, the Federal Reserve Board continues to hold short-term interest rates at historic lows and expects rates to remain low throughout 2016. The low rate environment has impacted the yield on our investment and loan portfolios. Modest economic growth and continued economic uncertainty has resulted in a slow recovery. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery, which has resulted in moderate loan demand. This has resulted in increased competition among banks to secure new loans often with risky terms and lower pricing. We continue to adhere to our prudent underwriting standards and are committed to originating quality loans.

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

Beneficial completed the acquisition and integration of Conestoga Bank during the quarter which increased total loans by $518.1 million and total deposits by $588.4 million. The results of Conestoga Bank’s operations have been included in the Company’s financial statements beginning on April 15, 2016, the date of the consummation of the acquisition.  Net income for the six months ended June 30, 2016 included $9.5 million of merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s cost reduction plan.

We recorded net income for the three and six months ended June 30, 2016 of $2.7 million and $7.8 million compared to net income of $7.1 million and $12.3 million for the three and six months ended June 30, 2015.  Our second quarter results included $9.5 million of merger and restructuring charges.

For the three and six months ended June 30, 2016, net interest income totaled $38.8 million and $71.0 million, respectively, an increase of $7.6 million, or 24.2%, from the three months ended June 30, 2015 and $9.7 million, or 15.7%, from the six months ended June 30, 2015.  The increase in net interest income was primarily due to impact of the Conestoga acquisition, and improvement in our balance sheet mix and related interest earning assets with growth occurring in our higher yielding loan portfolio with reductions in cash and investment levels.

Net interest margin totaled 3.08% and 2.96% for the three and six months ended June 30, 2016 as compared to 2.83% and 2.79% for each of the same periods in 2015.  Margin has benefited from organic loan growth, the impact of the Conestoga acquisition, and continued improvement in the mix of our balance sheet.

During the six months ended June 30, 2016, our loan portfolio increased $857.1 million, or 29.1%, due to the acquisition of Conestoga loans of $518.1 million (17.6% growth), the purchase of $117.5 million of commercial real estate loans (4.0% growth) and net organic growth of $221.4 million (7.5% since year-end and 15.0% annualized).

Asset quality metrics remained strong as non-performing loans, excluding government guaranteed student loans, decreased to $14.5 million at June 30, 2016, compared to $14.8 million at December 31, 2015.  Our ratio of non-performing loans to total assets, excluding government guaranteed student loans, decreased to 0.30% at June 30, 2016 compared to 0.31% at December 31, 2015.

As a result of our strong asset quality metrics and low net charge-offs recorded in recent periods, we did not record a provision for loan losses during the six months ended June 30, 2016. Net charge-offs were $981 thousand during the six months ended June 30, 2016 compared to net recoveries of $738 thousand during the six months ended June 30, 2015.  As a result of the improvement in our asset quality metrics and net recoveries received as compared to 2014, we recorded a $3.6 million negative provision for loan losses for the six months ended June 30, 2015.

At June 30, 2016, the Bank’s allowance for loan losses totaled $44.5 million, or 1.17% of total loans, compared to $45.5 million, or 1.55% of total loans, at December 31, 2015. The decline in the coverage ratio is primarily due to $518.1 million of acquired Conestoga loans that were recorded at fair value.

During the second quarter, Beneficial completed its first share repurchase program since completing its mutual-to-stock conversion and related stock offering in January 2015. Under the first program, Beneficial repurchased 8,291,859 shares. On July 21, 2016, Beneficial Bancorp adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares.

On July 21, 2016, Beneficial Bancorp declared a cash dividend of 6 cents per share, payable on or after August 11, 2016, to common shareholders of record at the close of business on August 1, 2016. This is the first dividend declared in Beneficial’s 163 year history.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Following the second-step conversion, our capital levels increased and have remained strong with tangible capital to tangible assets totaling 15.95% at June 30, 2016 compared to 21.04% at December 31, 2015. The decrease in this ratio can be attributed our first share repurchase program and the impact of the acquisition of Conestoga Bank.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.5 million to $8.9 million for the six months ended June 30, 2016. We also have approximately $36.7 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $3.7 million. During the six months ended June 30, 2016 and during 2015, levels of delinquencies, net charge-offs and non-performing assets declined. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in this Annual Report.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill increased $47.3 million to $169.3 million at June 30, 2016, compared to $122.0 million at December 31, 2015 due to the acquisition of Conestoga Bank.

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

During the six months ended June 30, 2016, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of June 30, 2016, we had net deferred tax assets totaling $46.3 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses and other-than-temporary impairments that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of June 30, 2016.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total assets increased $687.5 million, or 14.2%, to $5.51 billion at June 30, 2016 compared to $4.83 billion at December 31, 2015.  The increase in total assets was primarily due to the $649.8 million of assets acquired as part of the acquisition of Conestoga Bank.

Cash and cash equivalents decreased $130.4 million to $103.5 million at June 30, 2016 from $233.9 million at December 31, 2015.  The decrease in cash and cash equivalents was primarily driven by repurchases of our common stock and the $105.0 million paid to acquire Conestoga Bank.

Investments decreased $124.6 million, or 9.2%, to $1.2 billion at June 30, 2016 compared to $1.4 billion at December 31, 2015, as we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans increased $857.1 million, or 29.1%, to $3.80 billion at June 30, 2016 from $2.94 billion at December 31, 2015.  The increase in loans was primarily due to the acquisition of Conestoga loans of $518.1 million, net organic growth of $221.4 million and the purchase of $117.5 million of commercial real estate loans. Commercial loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks.  The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At June 30, 2016, shared national credits totaled $245.3 million compared to $222.4 million at December 31, 2015. All of these loans were classified as pass rated as of June 30, 2016 as all payments are current and the loans are performing in accordance with their contractual terms.

Deposits increased $588.6 million, or 17.1%, to $4.04 billion at June 30, 2016 from $3.45 billion at December 31, 2015.  The $588.6 million increase in deposits during the six months ended June 30, 2016 was primarily due to the $588.4 million of deposits acquired as part of the acquisition of Conestoga Bank.

Stockholders’ equity decreased $89.2 million, or 8.0%, to $1.03 billion at June 30, 2016 from $1.12 billion at December 31, 2015.  The decrease in stockholders’ equity was primarily due to the repurchase of 8,291,859 shares of common stock during the six months ended June 30, 2016, partially offset by net income for the first six months of 2016.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015

General — For the three months ended June 30, 2016, net income was $2.7 million compared to $7.1 million for the three months ended June 30, 2015. Net income for the three months ended June 30, 2016 included $8.6 million of merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s cost reduction plan.

Net Interest Income — For the three months ended June 30, 2016, net interest income was $38.8 million, an increase of $7.6 million, or 24.2%, from the three months ended June 30, 2015. The increase in net interest income was primarily due to the impact of the Conestoga acquisition, and improvement in our balance sheet mix and related interest earning assets with growth occurring in our higher yielding loan portfolio with reductions in cash and investment levels.  The net interest margin totaled 3.08% for the three months ended June 30, 2016 as compared to 2.83% for the same period in 2015. The increase in the net interest margin for the three months ended June 30, 2016 was primarily due to a change in the mix of the interest earning assets from lower yielding investment securities into higher yielding loans and the impact of the Conestoga acquisition. The continued low interest rate environment will put pressure on the net interest margin in future periods but we are focused on growing our loan portfolio and continuing to improve our balance sheet mix to help stabilize our net interest margin.

Provision for Loan Losses — As a result of our strong asset quality metrics and low net charge-offs recorded in recent periods, we recorded no provision for loan losses for the three months ended June 30,

2016 compared to recording a $1.6 million negative provision for loan losses for the three months ended June 30, 2015.  Net charge-offs were $714 thousand during the three months ended June 30, 2016 compared to $248 thousand of net recoveries during the three months ended June 30, 2015.  Non-performing loans, excluding government guaranteed student loans, decreased to $14.5 million at June 30, 2016, compared to $14.8 million at December 31, 2015.  The decrease from December 31, 2015 in non-performing loans was the result of our continued work out of non-performing assets.

At June 30, 2016, the Bank’s allowance for loan losses totaled $44.5 million, or 1.17% of total loans, compared to $45.5 million, or 1.55% of total loans at December 31, 2015. The decline in the coverage ratio is primarily due to $518.1 million of acquired Conestoga loans that were recorded at fair value.

Non-interest Income — For the three months ended June 30, 2016, non-interest income totaled $6.0 million, a decrease of $1.2 million, or 16.1%, from the three months ended June 30, 2015.  The decrease was primarily due to a $1.1 million gain recorded on a limited partnership investment in 2015.

Non-interest Expense — For the three months ended June 30, 2016, non-interest expense totaled $40.1 million, an increase of $10.1 million, or 33.5%, from the three months ended June 30, 2015.  The increase in non-interest expense was primarily due to $8.6 million of merger and restructuring charges related to the acquisition of Conestoga Bank and an expense management reduction program.  In addition, salaries and employee benefits increased $732 thousand due primarily to annual merit increases as well as expense related to shares granted in June 2016 in connection with the 2016 Omnibus Incentive Plan.

On June 9, 2016, the Compensation Committee of the Board of Directors of Beneficial approved restricted stock grants to employees, officers and directors of the Company, pursuant to the 2016 Omnibus Equity Incentive that was previously approved by the Company’s shareholders. An aggregate of approximately 2,275,000 shares of restricted stock were granted. Generally, the grants to directors vest over a 30 month period and the grants to employees and officers vest over a three year period. Non-interest expense for the quarter ended June 30, 2016 includes $602 thousand of expenses related to these grants. The estimated full quarter expense for these grants will be $2.5 million.

Income Taxes — For the three months ended June 30, 2016, we recorded a provision for income taxes of $2.0 million, reflecting an effective tax rate of 42.0%, compared to a provision for income taxes of $2.9 million, reflecting an effective tax rate of 29.5% for the three months ended June 30, 2015. The increase in income tax expense and the effective tax rate during the period is due to a lower ratio of tax exempt income compared to pre-tax income for the three months ended June 30, 2016 as compared to the same period in 2015.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2016 and June 30, 2015.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended June 30,			Three Months Ended June 30,
	2016			2015
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$125,509	$162	0.51%	$248,284	$157	0.25%
Stock	14,405	162	4.45%	8,793	108	4.78%
Other Investment securities	1,238,719	6,328	2.04%	1,465,485	7,501	2.05%
Total Investment securities	1,378,633	6,652	1.93%	1,722,562	7,766	1.80%
Loans and leases:
Real estate loans
Residential	788,063	8,052	4.09%	702,994	7,546	4.29%
Non-residential	1,450,685	14,685	4.02%	848,740	8,950	4.19%
Total real estate	2,238,748	22,737	4.05%	1,551,734	16,496	4.24%
Business loans	319,532	3,800	4.71%	211,745	2,537	4.75%
Shared National Credits	220,128	1,520	2.73%	207,228	1,463	2.79%
Small Business loans	98,959	1,197	4.80%	87,057	1,217	5.54%
Small Business leases	107,787	1,611	5.98%	92	1	5.13%
Total Business & Small Business loans and leases	746,406	8,128	4.32%	506,122	5,218	4.09%
Total Business loans and leases	2,197,091	22,813	4.12%	1,354,862	14,168	4.15%
Personal loans	653,683	6,878	4.23%	623,577	6,481	4.17%
Total loans and leases, net of discount	3,638,837	37,743	4.14%	2,681,433	28,195	4.19%
Total interest earning assets	5,017,470	44,395	3.53%	4,403,995	35,961	3.26%
Non-interest earning assets	415,455			341,527
Total assets	$5,432,925			$4,745,522
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,233,829	$1,042	0.34%	$1,144,825	$988	0.35%
Money market accounts	492,471	461	0.38%	421,801	346	0.33%
Demand deposits	854,054	503	0.24%	652,839	345	0.21%
Demand deposits - Municipals	129,905	53	0.17%	125,558	36	0.11%
Certificates of deposit	801,634	1,886	0.95%	660,907	1,762	1.07%
Total interest-bearing deposits	3,511,893	3,945	0.45%	3,005,930	3,477	0.46%
Borrowings	306,221	1,674	2.20%	190,395	1,261	2.66%
Total interest-bearing liabilities	3,818,114	5,619	0.59%	3,196,325	4,738	0.59%
Non-interest-bearing deposits	498,311			379,221
Other non-interest-bearing liabilities	92,627			73,056
Total liabilities	4,409,052			3,648,602
Total stockholders’ equity	1,023,873			1,096,920
Total liabilities and stockholders’ equity	$5,432,925			$4,745,522
Net interest income		$38,776			$31,223
Interest rate spread			2.94%			2.67%
Net interest margin			3.08%			2.83%
Average interest-earning assets to average interest-bearing liabilities			131.41%			137.78%

Comparison of Operating Results for the Six Months Ended June 30, 2016 and June 30, 2015

General — For the six months ended June 30, 2016, net income was $7.8 million, or $0.10 per diluted share, compared to net income of $12.3 million, or $0.16 per diluted share, for the six months ended June 30, 2015. Net income for the six months ended June 30, 2016 included $9.5 million of merger and restructuring charges related to the acquisition of Conestoga Bank.

Net Interest Income — For the six months ended June 30, 2016, Beneficial reported net interest income of $71.0 million, an increase of $9.7 million, or 15.7%, from the six months ended June 30, 2015. The increase in net interest income was primarily due to the acquisition of Conestoga Bank and higher interest earning assets as a result of the deployment of the second-step conversion proceeds. Our net interest margin increased to 2.96% for the six months ended June 30, 2016 from 2.79% for the same period in 2015.

The continued low interest rate environment will put pressure on the net interest margin in future periods but we are focused on growing our loan portfolio and continuing to improve our balance sheet mix to help stabilize our net interest margin.

Provision for Loan Losses — As a result of our strong asset quality metrics and low net charge-offs recorded in recent periods, we recorded no provision for loan losses for the six months ended June 30, 2016 compared to recording a $3.6 million negative provision for loan losses for the six months ended June 30, 2015.

At June 30, 2016, the Bank’s allowance for loan losses totaled $44.5 million, or 1.17% of total loans, compared to $45.5 million, or 1.55% of total loans at December 31, 2015. The decline in the coverage ratio is primarily due to $518.1 million of acquired Conestoga loans that were recorded at fair value.

Non-interest Income — For the six months ended June 30, 2016, non-interest income totaled $11.4 million, a decrease of $1.4 million, or 11.2%, from the six months ended June 30, 2015. The decrease was primarily due to a $1.1 million gain recorded on a limited partnership investment in 2015 and a $321 thousand decrease in mortgage banking income, partially offset by a $285 thousand increase in interchange fees.

Non-interest Expense — For the six months ended June 30, 2016, non-interest expense totaled $70.4 million, an increase of $9.9 million, or 16.4%, from the six months ended June 30, 2015. The increase in non-interest expense was primarily due to $7.9 million of merger and restructuring charges related to the acquisition of Conestoga Bank and $1.6 million related to an expense management reduction program.  In addition, salaries and employee benefits increased $1.1 million due primarily to annual merit increases as well as expense related to shares granted in June 2016 in connection with the 2016 Omnibus Incentive Plan. These increases were partially offset by a $662 thousand decrease in marketing costs associated with 2015 rebranding initiatives.

On June 9, 2016, the Compensation Committee of the Board of Directors of Beneficial approved restricted stock grants to employees, officers and directors of the Company, pursuant to the 2016 Omnibus Equity Incentive that was previously approved by the Company’s shareholders. An aggregate of approximately 2,275,000 shares of restricted stock were granted. Generally, the grants to directors vest over a 30 month period and the grants to employees and officers vest over a three year period. Non-interest expense for the quarter ended June 30, 2016 includes $602 thousand of expenses related to these grants. The estimated full quarter expense for these grants will be $2.5 million.

Income Taxes — For the six months ended June 30, 2016, we recorded a provision for income taxes of $4.2 million, reflecting an effective tax rate of 35.2%, compared to a provision for income taxes of $5.0 million, reflecting an effective tax rate of 28.7%, for the six months ended June 30, 2015.  The increase in income tax expense and the effective tax rate was due to a lower ratio of tax exempt income compared to pre-tax income for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2016 and June 30, 2015. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Six Months Ended June 30,			Six Months Ended June 30,
	2016			2015
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$165,446	$421	0.50%	$338,834	$426	0.25%
Stock	11,707	262	4.42%	8,813	565	12.76%
Other Investment securities	1,265,361	12,913	2.04%	1,480,184	15,453	2.09%
Total Investment securities	1,442,514	13,596	1.88%	1,827,831	16,444	1.80%
Loans:
Real estate loans
Residential	764,500	15,687	4.10%	689,588	14,870	4.31%
Non-residential	1,291,323	25,461	3.92%	750,260	16,414	4.36%
Total real estate	2,055,823	41,148	3.99%	1,439,848	31,284	4.34%
Business loans	281,669	6,340	4.46%	211,813	4,936	4.64%
Shared National Credits	218,004	3,046	2.76%	198,997	2,779	2.78%
Small Business loans	89,907	2,183	4.82%	89,564	2,428	5.40%
Small Business leases	53,909	1,611	5.98%	105	3	4.95%
Total Business & Small Business loans	643,489	13,180	4.06%	500,479	10,146	4.04%
Total Business loans	1,934,812	38,641	3.96%	1,250,739	26,560	4.23%
Personal loans	641,020	13,405	4.21%	625,753	13,031	4.20%
Total loans, net of discount	3,340,332	67,733	4.04%	2,566,080	54,461	4.25%
Total interest earning assets	4,782,846	$81,329	3.39%	4,393,911	$70,905	3.23%
Non-interest earning assets	386,739			345,758
Total assets	$5,169,585			$4,739,669
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,200,586	$2,028	0.34%	$1,133,524	$1,952	0.35%
Money market accounts	460,104	797	0.35%	424,283	689	0.33%
Demand deposits	814,445	933	0.23%	724,268	729	0.20%
Demand deposits - Municipals	129,425	89	0.14%	135,378	76	0.11%
Certificates of deposit	724,314	3,515	0.98%	667,829	3,595	1.09%
Total interest-bearing deposits	3,328,874	7,362	0.44%	3,085,282	7,041	0.46%
Borrowings	255,123	2,952	2.33%	190,425	2,508	2.66%
Total interest-bearing liabilities	3,583,997	10,314	0.58%	3,275,707	9,549	0.59%
Non-interest-bearing deposits	451,177			372,988
Other non-interest-bearing liabilities	79,144			73,480
Total liabilities	4,114,318			3,722,175
Total stockholders’ equity	1,055,267			1,017,494
Total liabilities and stockholders’ equity	$5,169,585			$4,739,669
Net interest income		$71,015			$61,356
Interest rate spread			2.81%			2.64%
Net interest margin			2.96%			2.79%
Average interest-earning assets to average interest-bearing liabilities			133.45%			134.14%

Asset Quality

Non-performing assets decreased $2.3 million to $36.6 million at June 30, 2016 from $38.9 million at December 31, 2015. The ratio of non-performing assets to total assets decreased to 0.66% at June 30, 2016 from 0.81% at December 31, 2015.

ASSET QUALITY INDICATORS

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2016	2016	2015	2015

Non-performing assets:
Non-accruing loans	$14,500	$13,731	$14,768	$12,812
Accruing loans past due 90 days or more	20,138	21,223	22,900	25,460
Total non-performing loans	$34,638	34,954	37,668	38,272

Real estate owned	1,999	827	1,276	1,359

Total non-performing assets	$36,637	$35,781	$38,944	$39,631

Non-performing loans to total loans and leases	0.91%	1.11%	1.28%	1.41%
Non-performing assets to total assets	0.66%	0.74%	0.81%	0.84%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.30%	0.30%	0.33%	0.30%
ALLL to total loans and leases	1.17%	1.44%	1.55%	1.76%
ALLL to non-performing loans	128.53%	129.41%	120.79%	124.87%
ALLL to non-performing loans, excluding government guaranteed student loans	307.03%	329.43%	308.10%	373.03%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $20.1 million and $22.9 million in government guaranteed student loans as of June 30, 2016 and December 31, 2015, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, and as a result, no specific valuation allowance was maintained at June 30, 2016 or December 31, 2015 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2016			December 31, 2015
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$2,329,833	$38,607	1.66%	$1,583,851	$36,831	2.33%
Residential	810,381	2,070	0.26%	735,724	1,644	0.22%
Consumer	658,279	3,842	0.58%	621,871	7,025	1.13%
Total	$3,798,493	$44,519	1.17%	$2,941,446	$45,500	1.55%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.

When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of June 30, 2016, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $20.1 million and $22.9 million in government guaranteed student loans that were greater than 90 days delinquent and accruing at June 30, 2016 and December 31, 2015, respectively.

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

Commercial Loan Portfolio. The allowance for the commercial portfolio totaled $38.6 million at June 30, 2016 compared to $36.8 million at December 31, 2015.  The increase in the allowance was the result of loan purchases and organic growth in the commercial loan portfolio during the six months ended June 30, 2016. The allowance for loan losses related to the commercial portfolio was 1.7% of commercial loans at June 30, 2016 compared to 2.3% of commercial loans at December 31, 2015.  The decline in the coverage ratio is primarily due to $439.7 million of acquired Conestoga commercial loans that were recorded at fair value. We continue to experience low levels of delinquencies, commercial criticized and classified loans, and charge-offs. We believe the commercial reserves are adequate given the improvement in credit quality metrics during the six months ended June 30, 2016.

Residential Loans. The allowance for the residential loan portfolio was $2.1 million, or 0.26% of residential loans at June 30, 2016 compared to $1.6 million, or 0.22%, at December 31, 2015. The increase in the allowance was primarily the result of an increase in delinquent loans during the quarter. We continue to experience consistently low levels of net charge-offs with this portfolio with 0.06% and 0.04% annualized losses during the six months ended June 30, 2016 and 2015, respectively.  We believe the balance of residential reserves is appropriate given the continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $3.8 million, or 0.58% of consumer loans, at June 30, 2016 compared to $7.0 million, or 1.1% of consumer loans, at December 31, 2015. The decrease in the allowance for loan losses within this portfolio is primarily due to a decline in delinquencies as well as continued low levels of charge offs. The decline in the coverage ratio is also the result of $35.1 million of acquired Conestoga consumer loans that were recorded at fair value. For the six months ended June 30, 2016, net charge-offs totaled $848 thousand. Delinquent consumer loans, excluding student loans, decreased $670 thousand, or 12.2%, to $4.8 million at June 30, 2016 from $5.5 million at December 31, 2015. We believe the balance of consumer reserves is appropriate given the decrease in delinquencies and continued low levels of charges offs.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $103.5 million, including overnight investments of $51.9 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $576.4 million at June 30, 2016. At June 30, 2016, we had $345.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.18 billion at June 30, 2016, compared to $2.82 billion at December 31, 2015. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources may include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. As of June 30, 2016 and December 31, 2015, aggregate wholesale funding totaled $561.8 million and $306.9 million, respectively. In addition, at June 30, 2016, we had arrangements to borrow up to $1.7 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On June 30, 2016, we had $345.0 million of advances outstanding and $125.0 million of future dated advances committed with the FHLB.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2016, the Bank had $548.7 million in loan commitments outstanding, which consisted of $14.3 million and $6.2 million in commercial and consumer commitments to fund new loans, respectively, $354.6 million in commercial and consumer unused lines of credit, $153.3 million of commitments to fund commercial construction and other advances, and $20.3 million in standby letters of credit.  Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2016 totaled $475.9 million, or 55.8% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2016.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at June 30, 2016:

	Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed funds	$370,414	$125,000	$220,000	$—	$25,414
Commitments to fund new loans	20,469	20,469	—	—	—
Commitments to fund commercial construction and other advances	153,283	23,681	42,466	23,536	63,600
Unused lines of credit	354,641	163,739	65,207	20,048	105,647
Standby letters of credit	20,290	18,785	467	38	1,000
Operating lease obligations	61,808	6,592	11,924	10,765	32,527
Total	$980,905	$358,266	$340,064	$54,387	$228,188

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company has not paid any dividends to shareholders in the past.  The Company has repurchased shares of its common stock. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At June 30, 2016, the Company (stand-alone) had liquid assets of $92.6 million.  The majority of the cash held by the Company (stand-alone) as of June 30, 2016 includes net proceeds received in connection with the second-step conversion. During the six months ended June 30, 2016, the Company used cash of $105.0 to complete the acquisition of Conestoga Bank and $109.1 million to repurchase stock.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2016, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of June 30, 2016, approximately 94.3% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at June 30, 2016 approximately 4.3% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 1.4% of the investment portfolio was not rated. Securities not rated consist of private placement municipal bonds, FHLB stock and mutual funds.

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

The Bank entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $50.0 million and $75.0 million, respectively, at a fixed interest rate during the period from February 2017 through February 2021 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended June 30, 2016.

For the six months ended June 30, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at June 30, 2016.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2016:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$137,778	$152,426	$160,764
% change	(9.61)%		5.47%

Economic Value at Risk:
Equity	$1,036,007	$1,174,472	$1,158,768
% change	(11.79)%		(1.34)%

As of June 30, 2016, based on the scenarios above, net interest income at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our June 30, 2016 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the six months ended June 30,

2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2016.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30	1,725,000		$13.74	1,725,000	283,424
May 1-31	289,101	(2)	13.87	283,424	—
June 1-30	262	(3)	12.59	—	—

(1)         On January 13, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 8,291,859 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

(2)         Includes 5,677 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

(3)         Represents shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

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

4.1          Stock Certificate of Beneficial Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0                 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: July 28, 2016	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: July 28, 2016	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)