Form 10-Q
period 2016-09-30
Beneficial Bancorp Inc.
filed 2016-10-27
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 27, 2016, there were 75,914,087 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$49,507	$43,978
Overnight investments	136,550	189,942
Total cash and cash equivalents	186,057	233,920

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $491,721 and $650,439 at September 30, 2016 and December 31, 2015, respectively)	502,534	655,162
Held-to-maturity (estimated fair value of $624,504 and $695,290 at September 30, 2016 and December 31, 2015, respectively)	610,629	696,310
Federal Home Loan Bank stock, at cost	18,231	8,786
Total investment securities	1,131,394	1,360,258
LOANS AND LEASES:	3,887,909	2,941,446
Allowance for loan and lease losses	(44,466)	(45,500)
Net loans and leases	3,843,443	2,895,946
ACCRUED INTEREST RECEIVABLE	16,832	14,298

BANK PREMISES AND EQUIPMENT, Net	76,656	73,213

OTHER ASSETS:
Goodwill	169,275	121,973
Bank owned life insurance	79,959	64,827
Other intangibles	5,025	4,389
Other assets	71,752	57,871
Total other assets	326,011	249,060
TOTAL ASSETS	$5,580,393	$4,826,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$511,460	$409,232
Interest-bearing deposits	3,551,993	3,042,691
Total deposits	4,063,453	3,451,923

Borrowed funds	415,419	190,405
Other liabilities	78,274	68,821
Total liabilities	4,557,146	3,711,149

COMMITMENTS AND CONTINGENCIES (Note 16) STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 83,301,075 and 82,949,191 issued and 76,294,842 and 82,918,595 outstanding, as of September 30, 2016 and December 31, 2015, respectively	833	829
Additional paid-in capital	767,842	787,503
Unearned common stock held by employee savings and stock ownership plan	(30,163)	(32,014)
Retained earnings (partially restricted)	396,361	382,951
Accumulated other comprehensive loss	(18,255)	(23,374)
Treasury Stock at cost, 7,006,233 shares and 30,596 shares at September 30, 2016 and December 31, 2015, respectively	(93,371)	(349)
Total stockholders’ equity	1,023,247	1,115,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,580,393	$4,826,695

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
INTEREST INCOME:
Interest and fees on loans and leases	$39,645	$28,344	$107,378	$82,805
Interest on overnight investments	167	167	588	593
Interest and dividends on investment securities:
Taxable	5,900	7,105	18,425	22,231
Tax-exempt	325	334	975	1,226
Total interest income	46,037	35,950	127,366	106,855

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	588	393	1,610	1,197
Money market and savings deposits	1,456	1,327	4,281	3,968
Time deposits	1,996	1,796	5,511	5,392
Total	4,040	3,516	11,402	10,557
Interest on borrowed funds	1,988	1,277	4,940	3,784
Total interest expense	6,028	4,793	16,342	14,341
Net interest income	40,009	31,157	111,024	92,514
Provision for loan and lease losses	—	—	—	(3,600)
Net interest income after provision for loan and lease losses	40,009	31,157	111,024	96,114

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,664	1,687	5,194	5,159
Service charges and other income	4,620	3,984	12,387	12,916
Mortgage banking income	140	170	213	564
Net gain (loss) on sale of investment securities	1,822	(5)	1,814	(14)
Total non-interest income	8,246	5,836	19,608	18,625

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,644	15,673	50,038	47,010
Occupancy expense	2,489	2,137	7,233	7,146
Depreciation, amortization and maintenance	2,577	2,260	7,466	6,735
Marketing expense	1,032	841	2,833	3,304
Intangible amortization expense	580	473	1,611	1,406
FDIC Insurance	669	555	1,847	1,615
Merger and restructuring charges	(694)	—	8,765	—
Professional fees	1,366	837	3,781	3,689
Classified loan and other real estate owned related expense	311	77	776	1,168
Other	7,288	5,440	19,298	16,705
Total non-interest expense	33,262	28,293	103,648	88,778

Income before income taxes	14,993	8,700	26,984	25,961
Income tax expense	4,917	2,865	9,137	7,818
NET INCOME	$10,076	$5,835	$17,847	$18,143

EARNINGS PER SHARE — Basic	$0.14	$0.07	$0.25	$0.23
EARNINGS PER SHARE — Diluted	$0.14	$0.07	$0.24	$0.23

DIVIDENDS DECLARED PER SHARE	$0.06	—	$0.06	—

Average common shares outstanding — Basic	70,593,701	78,544,306	72,643,659	78,458,062
Average common shares outstanding — Diluted	71,725,229	79,334,149	73,577,326	79,163,078

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2016	2015

Net Income	$17,847	$18,143
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:

Unrealized holding gains on available for sale securities arising during the period (net of deferred tax of $2,223 and $788 for the nine months ended September 30, 2016 and 2015, respectively)	3,857	1,363

Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $220 and $228 for the nine months ended September 30, 2016 and 2015, respectively)	382	394

Reclassification adjustment for net (gains) losses on available for sale securities included in net income (net of tax of $4 and $5 for the nine months ended September 30, 2016 and 2015, respectively)	6	9

Defined benefit pension plans:

Pension gains, other postretirement and postemployment benefit plan adjustments (net of tax of $653 and $688 for the nine months ended September 30, 2016 and 2015, respectively)	874	913
Total other comprehensive income	5,119	2,679
Comprehensive income	$22,966	$20,822

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2016	82,949,191	$829	$787,503	$(32,014)	$382,951	$(349)	$(23,374)	$1,115,546
Net Income					17,847			17,847
Dividends declared					(4,437)			(4,437)
KSOP shares committed to be released			839	1,851				2,690
Stock option expense			1,047					1,047
Restricted stock expense			4,405					4,405
Stock options exercised	351,884	4	3,325					3,329
Purchase of treasury stock						(122,299)		(122,299)
Equity Plan shares granted from treasury stock, net			(29,277)			29,277		—
Net unrealized gain on AFS securities arising during the period (net of deferred tax of $2,223)							3,857	3,857
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $220)							382	382
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $4)							6	6
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $653)							874	874
BALANCE, SEPTEMBER 30, 2016	83,301,075	833	$767,842	$(30,163)	$396,361	$(93,371)	$(18,255)	$1,023,247

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES:
Net income	$17,847	$18,143
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	—	(3,600)
Depreciation and amortization	4,836	4,549
Intangible amortization	1,611	1,406
Net (gain) loss on sale of investments	(1,814)	14
Accretion of discount on investments	(235)	(382)
Amortization of premium on investments	4,290	4,580
Gain on sale of loans	(176)	(290)
Net loss from disposition of premises and equipment	724	234
Proceeds from sale of fixed assets held for sale	213	295
Other real estate impairment	—	4
Net gain on sale of other real estate	(106)	(217)
Amortization of KSOP	2,690	2,426
Increase in bank owned life insurance	(802)	(1,652)
Stock based compensation	5,452	2,169
Origination of loans held for sale	(12,711)	(13,464)
Proceeds from sale of loans	10,218	15,038
Changes in assets and liabilities:
Accrued interest receivable	(1,413)	(944)
Accrued interest payable	446	(255)
Income taxes receivable	3,326	6,861
Other liabilities	6,400	3,974
Other assets	(276)	(5,426)
Net cash provided by operating activities	40,520	33,463
INVESTING ACTIVITIES:
Loans and leases originated or acquired	(1,030,145)	(823,701)
Principal repayment on loans and leases	601,324	488,014
Purchases of investment securities available for sale	(7,500)	(11,985)
Proceeds from sales of investment securities available for sale	61,248	—
Proceeds from maturities, calls or repayments of investment securities available for sale	155,239	100,815
Purchases of investment securities held to maturity	—	(70,247)
Proceeds from maturities, calls or repayments of investment securities held to maturity	84,023	75,417
Net sales (purchases) of money market and mutual funds	9,172	(9,352)
Net (purchases) redemption of Federal Home Loan Bank stock	(9,138)	44
Proceeds from the sale of other securities	2,584	—
Acquisition of Conestoga Bank, net of cash acquired	(79,610)	—
Acquisition of Pye Karr Ambler & Co., Inc., net of cash acquired	—	(135)
Proceeds from sale of other real estate owned	1,612	770
Purchases of premises and equipment	(2,605)	(3,906)
Proceeds from sale of premises and equipment	21	328
Cash provided by (used in) other investing activities	641	(329)
Net cash used in investing activities	(213,134)	(254,267)
FINANCING ACTIVITIES:
Increase in borrowed funds	420,994	11,000
Repayment of borrowed funds	(195,980)	(10,987)
Net increase (decrease) in checking, savings and demand accounts	27,383	(3,813)
Net decrease in time deposits	(4,239)	(40,441)
Cash dividend paid to stockholders	(4,437)	—
Proceeds from the exercise of stock options	3,329	1,388
Purchase of treasury stock	(122,299)	(349)
Net cash provided by (used in) financing activities	124,751	(43,202)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(47,863)	(264,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	233,920	534,015
CASH AND CASH EQUIVALENTS, END OF PERIOD	$186,057	$270,009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$15,896	$14,596
Cash payments for income taxes	5,632	969
Transfers of loans to other real estate owned	328	424
Transfers of bank branches to fixed assets held for sale	324	—
Acquisition of noncash assets and liabilities:
Assets acquired	621,556	—
Liabilities assumed	589,248	—
Issuance of common stock funded by stock subscriptions received prior to January 1, 2015, net of offering costs	—	474,398

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 26, 2016.  The results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016 or any other period.

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

NOTE 3 — ACQUISITION OF CONESTOGA BANK

On April 14, 2016, Beneficial completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company and Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and Conestoga Bank subsequently merged with and into Beneficial Bank. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 15, 2016, the date of the acquisition, through September 30, 2016.  During the nine months ended September 30, 2016, the Company recorded $7.2 million of merger and other restructuring charges as a result of the completion of the transaction.

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

(In thousands)
Consideration Paid
Cash paid to Conestoga Bank	$105,000
Change in control payments	2,777
Value of consideration	107,777
Assets acquired:
Cash and due from banks	$28,167
Investment securities	59,424
FHLB stock	307
Loans	516,335
Premises and equipment	7,006
Bank owned life insurance	14,330
Core deposit intangible	2,247
Real estate owned	1,392
Accrued interest receivable	1,121
Deferred tax asset	14,031
Other assets	5,363
Total assets	649,723
Liabilities assumed:
Deposits	$588,386
Accrued interest payable	131
Other liabilities	731
Total liabilities	589,248
Net assets acquired	60,475
Goodwill resulting from acquisition of Conestoga Bank	$47,302

The following table details the changes in fair value of the net assets acquired and liabilities assumed as of April 14, 2016 from the amounts originally reported in the Company’s Form 10-Q for the quarterly period ended June 30, 2016:

Goodwill Conestoga Bank Reported as of June 30, 2016	$47,266
Effect of adjustments to:
Loans	1,767
Real estate owned	(23)
Deferred tax asset	(1,779)
Other assets	63
Other liabilities	8
Total adjustments	36
Adjusted goodwill Conestoga Bank as of September 30, 2016	$47,302

The changes to goodwill during the three months ended September 30, 2016 are primarily due to final market values received on assets acquired.

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

The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of April 14, 2016:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$20,929
Contractual cash flows not expected to be collected (nonaccretable difference)	8,008
Expected cash flows at acquisition	12,921

Interest component of expected cash flows (accretable discount)	1,192
Fair value of acquired loans accounted for under FASB ASC 310-30	$11,729

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value.  The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan.  The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of April 14, 2016:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$507,861
Contractual cash flows not expected to be collected (credit mark)	8,260
Expected cash flows at acquisition	499,601
Interest rate premium mark	5,005
Fair value of acquired loans not accounted for under FASB ASC 310-30	$504,606

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Conestoga Bank.

In connection with the acquisition of Conestoga Bank, the Company acquired an investment portfolio with a fair value of $59.4 million.  All investment securities were subsequently sold at fair value.

In connection with the acquisition of Conestoga Bank, the Company recorded a net deferred income tax asset of $14.0 million related to Conestoga Bank’s net operating loss carryforward, as well as other tax attributes of the acquired company, along with the tax effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from Conestoga Bank provide value to the Company as a source of below market rate funds.  The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using Beneficial’s historical deposit data. The CDI was valued at $2.2 million or 0.65% of deposits. The intangible asset is being amortized on an accelerated basis over ten years.  Amortization for the nine months ended September 30, 2016 was $187 thousand.

Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment was valued at $588 thousand and is being amortized in line with the expected cash flows driven by maturities of these deposits over the next five years.  Amortization for the nine months ended September 30, 2016 was $294 thousand.

Direct costs related to the acquisition of Conestoga Bank were expensed as incurred. During the nine months ended September 30, 2016, the Company incurred $7.2 million in merger and acquisition integration expenses related to the Merger, including $3.3 million of professional fees and contract termination expenses, $1.6 million of facility expenses, $1.2 million of severance expenses, and $1.1 million of other merger expenses.

The following table presents actual operating results attributable to Conestoga Bank since the April 14, 2016 acquisition date through September 30, 2016.  This information does not include purchase accounting adjustments or acquisition integration costs.

Conestoga Bank
April 14, 2016 to
(Dollars in thousands)	September 30, 2016
Net interest income	$10,685
Non-interest income	678
Non-interest expense	(4,346)
Income taxes	(2,456)
Net income	$4,561

The following table presents unaudited pro forma information as if the acquisition of Conestoga Bank had occurred on January 1, 2015. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Merger costs expensed by Beneficial Bank of $7.2 million and Conestoga Bank of $947 thousand were estimated to have been incurred during the nine months ended September 30, 2015.

The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition of Conestoga Bank occurred at the beginning of 2015. Expected cost savings are not reflected in the pro forma amounts.

	Pro forma
	Nine Months Ended
(Dollars in thousands)	September 30, 2016	September 30, 2015
Net interest income	$117,188	$111,424
Provision for loan loss	(87)	2,500
Non-interest income	21,572	21,874
Non-interest expense	(103,241)	(112,783)
Income taxes	(12,401)	(8,055)
Net income	$23,031	$14,960

Net earnings per share
Basic	$0.32	$0.19
Diluted	$0.31	$0.19

NOTE 4 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2016 and September 30, 2015.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2016	$542	$(23,916)	$(23,374)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	3,857	—	3,857
Accretion of unrealized losses on AFS securities transferred to HTM	382	—	382
Amount reclassified from accumulated other comprehensive loss	6	874	880
Net current-period other comprehensive income	4,245	874	5,119
Ending balance, September 30, 2016	$4,787	$(23,042)	$(18,255)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2015	$2,711	$(25,374)	$(22,663)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	1,363	—	1,363
Accretion of unrealized losses on AFS securities transferred to HTM	394	—	394
Amount reclassified from accumulated other comprehensive loss	9	913	922
Net current-period other comprehensive income	1,766	913	2,679
Ending balance, September 30, 2015	$4,477	$(24,461)	$(19,984)

The following tables present reclassifications out of AOCI by component for the nine months ended September 30, 2016 and September 30, 2015:

For the Nine Months Ended September 30, 2016

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$10		Net loss on sale of AFS securities
	(4)		Income tax benefit
	$6		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(364	)(1)	Other non-interest expense
Net recognized actuarial losses	1,891	(1)	Other non-interest expense
	1,527		Total before tax
	(653)		Income tax benefit
	$874		Net of tax

(1)      These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 14 - Pension and Other Postretirement Benefits for additional details.

For the Nine Months Ended September 30, 2015

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$14		Net loss on sale of AFS securities
	(5)		Income tax benefit
	$9		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(389	)(1)	Other non-interest expense
Net recognized actuarial losses	1,990	(1)	Other non-interest expense
	$1,601		Total before tax
	(688)		Income tax benefit
	$913		Net of tax

(1)                      These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 14 - Pension and Other Postretirement Benefits for additional details.

NOTE 5 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares outstanding and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“ESOP”) shares and unvested restricted stock shares. See Note 15 for further discussion of stock grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2016	2015	2016	2015

Basic and diluted earnings per share:
Net income	$10,076	$5,835	$17,847	$18,143
Basic average common shares outstanding	70,593,701	78,544,306	72,643,659	78,458,062
Effect of dilutive securities	1,131,528	789,843	933,667	705,016
Dilutive average shares outstanding	71,725,229	79,334,149	73,577,326	79,163,078
Net earnings per share
Basic	$0.14	$0.07	$0.25	$0.23
Diluted	$0.14	$0.07	$0.24	$0.23

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three and nine months ended September 30, 2016, there were 2,750 and 157,728 outstanding options, respectively, that were anti-dilutive and therefore excluded from the earnings per share calculation. For the three and nine months ended September 30, 2015, there were 687 restricted stock grants and 863,172 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	$4,968	$27	$—	$4,995
Ginnie Mae guaranteed mortgage certificates	3,870	139	—	4,009
GSE mortgage-backed securities	395,394	10,227	184	405,437
GSE collateralized mortgage obligations	25,615	21	134	25,502
Municipal bonds	30,169	275	—	30,444
Corporate securities	19,487	449	—	19,936
Money market and mutual funds	12,218	—	7	12,211

Total	$491,721	$11,138	$325	$502,534

	September 30, 2016
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$575,490	$13,244	$226	$588,508
GSE collateralized mortgage obligations	32,509	807	77	33,239
Municipal bonds	630	67	—	697
Foreign bonds	2,000	60	—	2,060

Total	$610,629	$14,178	$303	$624,504

	December 31, 2015
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	$6,107	$2	$—	$6,109
Ginnie Mae guaranteed mortgage certificates	4,395	146	—	4,541
GSE mortgage-backed securities	543,687	5,963	2,379	547,271
Collateralized mortgage obligations	32,717	37	397	32,357
Municipal bonds	30,146	1,510	—	31,656
Corporate Securities	11,986	—	126	11,860
Money market, mutual funds and certificates of deposit	21,401	—	33	21,368

Total	$650,439	$7,658	$2,935	$655,162

	December 31, 2015
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$654,803	$3,042	$4,335	$653,510
Collateralized mortgage obligations	38,757	456	292	38,921
Municipal bonds	750	69	—	819
Foreign bonds	2,000	40	—	2,040

Total	$696,310	$3,607	$4,627	$695,290

During the three months ended September 30, 2016, the Company sold its investment in stock held in a financial institution that was acquired and recorded a $1.8 million gain that is included in Net Gain on Sale of Investment Securities on the Company’s Consolidated Statement of Income.

During the nine months ended September 30, 2016, the Bank sold $267 thousand of mutual funds that resulted in a loss of $10 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	At September 30, 2016
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$45,453	$145	$37,889	$265	$83,342	$410
Collateralized mortgage obligations	2,922	1	29,652	210	32,574	211
Subtotal, debt securities	$48,375	$146	$67,541	$475	$115,916	$621
Mutual Funds	—	—	291	7	291	7
Total temporarily impaired securities	$48,375	$146	$67,832	$482	$116,207	$628

	At December 31, 2015
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$588,681	$5,296	$113,146	$1,418	$701,827	$6,714
Corporate Securities	11,860	126	—	—	11,860	126
Collateralized mortgage obligations	3,781	23	36,819	666	40,600	689
Subtotal, debt securities	$604,322	$5,445	$149,965	$2,084	$754,287	$7,529
Mutual Funds	—	—	541	33	541	33
Total temporarily impaired securities	$604,322	$5,445	$150,506	$2,117	$754,828	$7,562

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $410 thousand related to its GSE mortgage-backed securities as of September 30, 2016.  Additionally, the Company had an

unrealized loss of $211 thousand on GSE collateralized mortgage obligations and an unrealized loss of $7 thousand on mutual funds as of September 30, 2016.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.7% as of September 30, 2016.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.3% as of September 30, 2016. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2016.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 0.7% as of September 30, 2016.  The Company’s investment that was in a loss position for less than 12 months included a GSE CMO with an unrealized loss of 0.02%.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2016.

The following table sets forth the stated maturities of the investment securities at September 30, 2016 and December 31, 2015. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	September 30, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	9,248	9,369	8,696	9,025
Due after five years through ten years	45,376	46,006	39,543	40,600
Due after ten years	—	—	—	—
Mortgage-backed securities	424,879	434,948	580,799	584,169
Money market and mutual funds	12,218	12,211	21,401	21,368

Total	$491,721	$502,534	$650,439	$655,162

Held-to-maturity:
Due in one year or less	$125	$130	$120	$123
Due after one year through five years	2,505	2,627	2,505	2,592
Due after five years through ten years	—	—	125	144
Due after ten years	—	—	—	—
Mortgage-backed securities	607,999	621,747	693,560	692,431

Total	$610,629	$624,504	$696,310	$695,290

At September 30, 2016 and December 31, 2015, $92.0 million and $75.7 million, respectively, of securities were pledged to secure municipal deposits.  At September 30, 2016 and December 31, 2015, the Company had $4.4 million and $458 thousand, respectively, of securities pledged as collateral on interest rate swaps.

NOTE 7 — LOANS

Loans at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Commercial:
Commercial real estate	$1,383,843	$971,086
Commercial business loans	677,161	496,274
Commercial small business leases	131,777	39
Commercial construction	191,971	116,452
Total commercial loans	2,384,752	1,583,851
Residential:
Residential real estate	839,337	735,468
Residential construction	248	256
Total residential loans	839,585	735,724

Consumer loans:
Home equity & lines of credit	251,433	231,808
Personal	23,731	20,640
Education	169,692	181,646
Automobile	218,716	187,777
Total consumer loans	663,572	621,871
Total loans	3,887,909	2,941,446

Allowance for losses	(44,466)	(45,500)
Loans, net	$3,843,443	$2,895,946

On April 14, 2016, the Company acquired $516.3 million of loans and leases in connection with the acquisition of Conestoga Bank.

In the first quarter of 2016, the Company entered into $117.5 million of participations in a portfolio of multi-family loans that are included in commercial real estate loans.  These loans all met the Company’s underwriting standards and are secured by real estate located within the Company’s market area.

As of September 30, 2016, the Company had $2.7 million of residential loans held for sale compared to $1.2 million of residential loans held for sale at December 31, 2015. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.  For the three and nine months ended September 30, 2016, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $4.0 million and $10.0 million, respectively, and recorded mortgage banking income of approximately $140 thousand and $213 thousand, respectively.  For the three and nine months ended September 30, 2015, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $5.0 million and $14.7 million, respectively, and recorded mortgage banking income of approximately $170 thousand and $564 thousand, respectively.  The mortgage banking income decline during the nine months ended September 30, 2016 was the result of a decrease in the fair value of mortgage servicing rights due to an increase in the constant prepayment assumption.  Please refer to Note 19 — Servicing Rights for additional information. The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At September 30, 2016, shared national credits totaled $228.7 million, which included $96.7 million of leveraged lending transactions. All of these loans were classified as pass rated as of September 30, 2016 as all payments are current and the loans are performing in accordance with their contractual terms.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of September 30, 2016, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of (1) a specific valuation allowance on identified problem loans and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at September 30, 2016 or December 31, 2015.

The summary activity in the allowance for loan losses for all portfolios for the nine months ended September 30, 2016 and 2015, and for the year ended December 31, 2015, is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(Dollars in thousands)	2016	2015	2015

Balance, beginning of year	$45,500	$50,654	50,654
Provision for loan losses	—	(3,600)	(3,600)
Charge-offs	(2,629)	(3,405)	(6,302)
Recoveries	1,595	4,025	4,748

Balance, end of period	$44,466	$47,674	$45,500

The following table sets forth the activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	COMMERCIAL				RESIDENTIAL		CONSUMER
September 30, 2016 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$22,640	$11,856	$—	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$45,500
Charge-offs	—	(96)	(111)	—	(318)	—	(376)	(285)	(105)	(1,338)	(2,629)
Recoveries	250	139	—	150	1	—	184	233	—	638	1,595
Provision (credit)	1,303	(509)	468	388	427	—	(948)	(89)	107	(1,147)	—
Allowance ending balance	$24,193	$11,390	$357	$2,873	$1,754	$—	$1,216	$295	$127	$2,261	$44,466

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	24,193	11,390	357	2,873	1,754	—	1,216	295	127	2,261	44,466
Loans acquired with deteriorated quality (1)	—	—	—	—	—	—	—	—	—	—	—
Total Allowance	$24,193	$11,390	$357	$2,873	$1,754	$—	$1,216	$295	$127	$2,261	$44,466

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,614	$4,245	$—	$—	$11,271	$248	$1,547	$491	$—	$—	$35,416
Collectively evaluated for impairment	1,360,687	668,200	131,777	191,971	827,632	—	249,439	23,018	169,692	218,716	3,841,132
Loans acquired with deteriorated quality (1)	5,542	4,716	—	—	434	—	447	222	—	—	11,361
Total Portfolio	$1,383,843	$677,161	$131,777	$191,971	$839,337	$248	$251,433	$23,731	$169,692	$218,716	$3,887,909

(1)             Loans acquired with deteriorated credit quality are evaluated on an individual basis.

	COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2015 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Construction	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for loan losses:
Beginning balance	$18,016	$18,264	$2,343	$1,960	$—	$2,669	$1,957	$285	$4,610	$550	$50,654
Charge-offs	(2,333)	(703)	—	(283)	—	(584)	(505)	(120)	(1,774)	—	(6,302)
Recoveries	647	2,759	102	16	—	173	153	—	898	—	4,748
Provision (credit)	6,310	(8,464)	(110)	(49)	—	98	(1,169)	(40)	374	(550)	(3,600)
Allowance ending balance	$22,640	$11,856	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$—	$45,500

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,640	11,856	2,335	1,644	—	2,356	436	125	4,108	—	45,500
Total Allowance	$22,640	$11,856	$2,335	$1,644	$—	$2,356	$436	$125	$4,108	$—	$45,500

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,943	$2,287	$41	$12,634	$256	$2,002	$10	$—	$—	$—	$35,173
Collectively evaluated for impairment	953,143	494,026	116,411	722,834	—	229,806	20,630	181,646	187,777	—	2,906,273
Total Portfolio	$971,086	$496,313	$116,452	$735,468	$256	$231,808	$20,640	$181,646	$187,777	$—	$2,941,446

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at September 30, 2016 and December 31, 2015:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	September 30, 2016
	Commercial		Commercial		Small Business		Commercial		Residential		Residential
	Real Estate		Business		Leases		Construction		Real Estate		Construction		Total
Grade
Pass	$1,360,178	98%	$658,683	97%	$131,777	100%	$191,971	100%	$833,678	99%	$118	48%	$3,176,405	99%
Special Mention	7,942	1%	4,415	1%	—	—%	—	—%	—	—%	—	—%	12,357	—%
Substandard	15,723	1%	14,063	2%	—	—%	—	—%	5,659	1%	130	52%	35,575	1%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$1,383,843	100%	$677,161	100%	$131,777	100%	$191,971	100%	$839,337	100%	$248	100%	$3,224,337	100%

	December 31, 2015
	Commercial		Commercial		Commercial		Residential		Residential
	Real Estate		Business		Construction		Real Estate		Construction		Total
Grade
Pass	$953,761	98%	$473,653	95%	$116,411	100%	$728,870	99%	$126	49%	$2,272,821	98%
Special Mention	6,465	1%	8,725	2%	—	—%	—	—%	—	—%	15,190	1%
Substandard	10,860	1%	13,935	3%	41	—%	6,598	1%	130	51%	31,564	1%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$971,086	100%	$496,313	100%	$116,452	100%	$735,468	100%	$256	100%	$2,319,575	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.

The following tables set forth the consumer loan risk profile based on payment activity as of September 30, 2016 and December 31, 2015:

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	September 30, 2016
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$250,227	100%	$23,657	100%	$150,433	89%	$218,716	100%	$643,033	97%
Non-performing	1,206	—%	74	—%	19,259	11%	—	—%	$20,539	3%
Total	$251,433	100%	$23,731	100%	$169,692	100%	$218,716	100%	$663,572	100%

	December 31, 2015
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$230,173	99%	$20,640	100%	$158,746	87%	$187,777	100%	$597,336	96%
Non-performing	1,635	1%	—	—%	22,900	13%	—	—%	24,535	4%
Total	$231,808	100%	$20,640	100%	$181,646	100%	$187,777	100%	$621,871	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of September 30, 2016, are as follows:

September 30,
(Dollars in thousands)	2016

Outstanding principal balance	$18,344
Carrying amount	11,361

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 14, 2016 acquisition date through September 30, 2016:

Accretable
(Dollars in thousands)	Discount

Balance, April 14, 2016	$1,192
Accretion	(273)
Balance, September 30, 2016	$919

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of September 30, 2016

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$1,551	9%	$173	2%	$141	1%	$1,865	4%	$1,381,978	35%	$1,383,843	36%	$—	$1,984	15%
Commercial business loans	363	2%	756	10%	675	3%	1,794	4%	675,367	18%	677,161	17%	—	1,402	11%
Commercial small business leases	1,396	8%	443	6%	34	—%	1,873	4%	129,904	3%	131,777	3%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	191,971	5%	191,971	5%	—	—	—%
Total commercial	$3,310	19%	$1,372	18%	$850	4%	$5,532	12%	$2,379,220	61%	$2,384,752	61%	$—	$3,386	26%

Residential:
Residential real estate	$1,900	11%	$429	5%	$4,059	16%	$6,388	13%	$832,949	21%	$839,337	22%	$—	$8,239	62%
Residential construction	—	—%	—	—%	248	1%	248	—%	—	—%	248	—%	—	248	2%
Total residential	$1,900	11%	$429	5%	$4,307	17%	$6,636	13%	$832,949	21%	$839,585	22%	$—	$8,487	64%

Consumer loans:
Home equity & lines of credit	$1,013	6%	$337	4%	$472	2%	$1,822	4%	$249,611	7%	$251,433	6%	$—	$1,206	9%
Personal	799	4%	43	1%	49	—%	891	2%	22,840	1%	23,731	1%	—	74	1%
Education	7,568	41%	4,890	62%	19,259	77%	30,625	61%	139,067	4%	169,692	4%	19,259	—	—%
Automobile	3,381	19%	778	10%	—	—%	4,159	8%	214,557	6%	218,716	6%	—	—	—%
Total consumer	$12,761	70%	$6,048	77%	$19,780	79%	$37,497	75%	$626,075	18%	$663,572	17%	$19,259	$1,280	10%

Total	$17,971	100%	$7,849	100%	$24,937	100%	$49,665	100%	$3,838,244	100%	$3,887,909	100%	$19,259	$13,153	100%

(1)    Non-accruing loans do not include $11.4 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of September 30, 2016 and 2015.

	September 30,		September 30,
	2016		2015
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	3	$816	—	$—
Commercial business loans	3	1,940	—	—
Commercial construction	—	—	—	—
Total commercial	6	2,756	—	—

Residential:
Residential real estate	5	491	4	560
Residential construction	—	—	—	—
Total real estate loans	5	491	4	560

Consumer loans:
Home equity & lines of credit	—	—	1	216
Personal	1	409	—	—
Total consumer loans	1	409	1	216
Total loans	12	$3,656	5	$776

The following tables summarize information about TDRs as of and for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30, 2016
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	7	$3,165
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	7	3,165
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	7	3,165
Outstanding principal balance immediately after modification	7	3,165
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	12	3,656
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	43

	For the Nine Months Ended September 30, 2015
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	2	$352
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	1	150
Temporary reduction in interest rate	1	202
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	2	352
Outstanding principal balance immediately after modification	2	352
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	5	776
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

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

Components of Impaired Loans

Impaired Loans

Year to date September 30, 2016

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,984	$1,984	$—	$2,191	$—	$—
Commercial Business	3,342	3,438	—	2,047	—	—
Commercial Small Business Leases	—	—	—	12	—	—
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	8,239	9,006	—	8,630	—	—
Residential Construction	248	456	—	252	—	—
Home Equity and Lines of Credit	1,206	1,247	—	1,460	—	—
Personal	483	483	—	178	—	—
Education	—	—	—	5	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$15,502	$16,614	$—	$14,778	$—	$—

Commercial	$5,326	$5,422	$—	$4,250	$—	$—
Residential	8,487	9,462	—	8,882	—	—
Consumer	1,689	1,730	—	1,646	—	—
Total	$15,502	$16,614	$—	$14,778	$—	$—

The impaired loans table above does not include $11.4 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Impaired Loans

For the Year Ended December 31, 2015

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$2,029	$2,029	$—	$1,654	$—	$—
Commercial Business	1,378	1,378	—	1,707	—	—
Commercial Construction	41	41	—	345	—	—
Residential Real Estate	9,578	10,211	—	8,249	—	—
Residential Construction	256	464	—	264	—	—
Home Equity and Lines of Credit	1,635	1,645	—	1,711	—	—
Personal	—	—	—	12	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$14,917	$15,768	$—	$13,945	$—	$—

Commercial	$3,448	$3,448	$—	$3,706	$—	$—
Residential	9,834	10,675	—	8,513	—	—
Consumer	1,635	1,645	—	1,726	—	—
Total	$14,917	$15,768	$—	$13,945	$—	$—

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at September 30, 2016.

Interest income that would have been recorded for the nine months ended September 30, 2016, had impaired loans been current according to their original terms, amounted to $676 thousand.  Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at September 30, 2016 and December 31, 2015 amounted to $32.4 million and $37.7 million, respectively, and included $19.3 million and $22.9 million, respectively, of government guaranteed student loans.

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles - Goodwill and Other.  The Company recorded goodwill of $47.3 million and core deposit intangibles of $2.2 million, or 0.65% of core deposits, in connection with the acquisition of Conestoga Bank.  As of September 30, 2016, the other intangibles consisted of $3.4 million of core deposit intangibles, which are amortized over an estimated useful life of ten years, and $1.6 million of customer list intangibles, which are amortized over an estimated remaining life of between four and six years.

Goodwill and other intangibles at September 30, 2016 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2016	$121,973	$4,389
Additions	47,302	2,247
Amortization	—	(1,611)
Balance at September 30, 2016	$169,275	$5,025

During 2015, management reviewed qualitative factors for the bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2014. Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2015. As it relates to Beneficial Insurance Services, LLC the Company performed an impairment test which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2015. Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

During the nine months ended September 30, 2016, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 9 — OTHER ASSETS

The following table provides selected information on other assets at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
(Dollars in thousands)	2016	2015
Investments in affordable housing and other partnerships	$6,414	$9,317
Prepaid assets	3,315	2,120
Net deferred tax assets	48,718	37,778
Other real estate	1,486	1,276
Fixed assets held for sale	1,068	744
Servicing rights	1,829	1,349
Prepaid and other assets	8,922	5,287
Total other assets	$71,752	$57,871

During the nine months ended September 30, 2016, the Company recorded a net deferred tax asset of $14.0 million related to the acquisition of Conestoga Bank. The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its servicing rights. The Company utilizes the fair value measurement method to value its servicing rights at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its servicing rights at fair value at each reporting date and reports changes in the fair value of its servicing rights in earnings in the period in which the changes occur.  See Note 19 for further discussion of servicing rights.

NOTE 10 — DEPOSITS

Deposits consisted of the following major classifications at September 30, 2016 and December 31, 2015:

	September 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2016	Deposits	2015	Deposits
Non-interest bearing deposits	$511,460	12.6%	$409,232	11.8%
Interest-earning checking accounts	868,885	21.4%	757,719	22.0%
Municipal checking accounts	124,680	3.1%	132,642	3.8%
Money market accounts	439,610	10.8%	389,403	11.3%
Savings accounts	1,251,917	30.8%	1,132,842	32.8%
Certificates of deposit	866,901	21.3%	630,085	18.3%
Total deposits	$4,063,453	100.0%	$3,451,923	100.0%

On April 14, 2016, the Company acquired $588.4 million of deposits in connection with the acquisition of Conestoga Bank.

NOTE 11 — BORROWED FUNDS

Borrowed funds at September 30, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
FHLB advances	$390,000	$165,000
Statutory trust debenture	25,419	25,405
Total borrowed funds	$415,419	$190,405

The Company increased borrowings $225.0 million during the nine months ended September 30, 2016 to replace maturing borrowings and higher cost brokered certificates of deposit and to fund organic loan growth.  The new borrowings include advances from the FHLB of Pittsburgh with a weighted average interest rate of 1.55% and a weighted average life of 3.58 years.  The Company’s utilized and available borrowing capacity with the FHLB of Pittsburgh is collateralized by loans.  At September 30, 2016 and December 31, 2015, loans in the amount of $2.4 billion and $1.7 billion, respectively, collateralized the Company’s remaining borrowing capacity with the FHLB of Pittsburgh of $1.2 billion and $834.0 million, respectively. The Company also pledges loans to secure its available borrowing capacity at the Federal Reserve Bank of Philadelphia. At September 30, 2016 and December 31, 2015, loans in the amount of $258.2 million and $235.8 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia of $187.7 million and $172.0 million, respectively.

The Bank entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $50.0 million and $75.0 million, respectively, at a fixed interest rate during the period from February 2017 through February 2021 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended September 30, 2016.

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

As of September 30, 2016, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2016 and December 31, 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2016:
Tier 1 Leverage (to average assets)	$890,900	16.57%	$215,017	4.00%	$268,771	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	866,971	21.93%	177,878	4.50%	256,934	6.50%
Tier 1 Capital (to risk weighted assets)	890,900	22.54%	237,171	6.00%	316,228	8.00%
Total Capital (to risk weighted assets)	935,714	23.67%	316,228	8.00%	395,284	10.00%

As of December 31, 2015:
Tier 1 Leverage (to average assets)	$1,036,850	22.38%	$185,332	4.00%	$231,665	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	1,013,680	33.36%	136,722	4.50%	197,487	6.50%
Tier 1 Capital (to risk weighted assets)	1,036,850	34.13%	182,296	6.00%	243,061	8.00%
Total Capital (to risk weighted assets)	1,074,952	35.38%	243,061	8.00%	303,826	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2016 and December 31, 2015:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2016:
Tier 1 Leverage (to average assets)	$804,146	14.96%	$214,947	4.00%	$268,684	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	804,146	20.36%	177,727	4.50%	256,716	6.50%
Tier 1 Capital (to risk weighted assets)	804,146	20.36%	236,969	6.00%	315,959	8.00%
Total Capital (to risk weighted assets)	848,960	21.50%	315,959	8.00%	394,948	10.00%

As of December 31, 2015:
Tier 1 Leverage (to average assets)	$780,713	16.86%	$185,183	4.00%	$231,479	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	780,713	25.74%	136,514	4.50%	197,187	6.50%
Tier 1 Capital (to risk weighted assets)	780,713	25.74%	182,018	6.00%	242,691	8.00%
Total Capital (to risk weighted assets)	818,758	26.99%	242,691	8.00%	303,364	10.00%

NOTE 13 — INCOME TAXES

For the three months ended September 30, 2016, we recorded a provision for income taxes of $4.9 million, reflecting an effective tax rate of 32.8%, compared to a provision for income taxes of $2.9 million, reflecting an effective tax rate of 32.9%, for the three months ended September 30, 2015.  For the nine months ended September 30, 2016, the Company recorded a provision for income taxes of $9.1 million, reflecting an effective tax rate of 33.9% compared to a provision for income taxes of $7.8 million, reflecting an effective tax rate of 30.1% for the nine months ended September 30, 2015. The increase in income tax expense and the effective tax is due to higher pre-tax income and a lower ratio of tax exempt income compared to pre-tax income for the nine months ended September 30, 2016 as compared to the same period in 2015.

As of September 30, 2016, the Company had net deferred tax assets totaling $48.7 million. During the nine months ended September 30, 2016, the Company recorded a net deferred tax asset of $14.0 million related to the acquisition of Conestoga Bank. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established. The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as September 30, 2016. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels. Additionally, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions.  Conestoga Bank had a defined benefit pension plan covering less than twenty employees.  The Bank intends on combining this plan, which had been frozen by Conestoga Bank, into the Bank’s existing defined benefit pension plan.

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Service cost	$—	$—	$27	$28
Interest cost	908	960	179	196
Expected return on assets	(1,561)	(1,663)	—	—
Amortization of loss	540	528	28	51
Amortization of prior service cost	—	—	(121)	(130)
Amortization of transition obligation	—	—	—	—
Net periodic pension (benefit) cost	$(113)	$(175)	$113	$145

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$—	$—	$96	$115
Interest cost	2,543	2,876	536	625
Expected return on assets	(4,679)	(4,973)	—	—
Amortization of loss	1,786	1,759	105	231
Amortization of prior service cost	—	—	(364)	(389)
Amortization of transition obligation	—	—	—	—
Net periodic pension (benefit) cost	$(350)	$(338)	$373	$582

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

At the annual meeting held on April 21, 2016, the stockholders’ of the Company approved the 2016 Omnibus Incentive Plan (‘the 2016 Plan”). The 2016 Plan provides for the issuance or delivery of 3.5 million shares of Beneficial Bancorp, Inc. stock. During 2016, the Company granted 2,307,311 of restricted stock awards to employees, officers and directors, which reduced the Company’s net outstanding additional paid in capital by $29.3 million and also reduced the balance of treasury stock.

The restricted stock awards granted to directors vest generally over a 12 to 31 month period and the restricted stock awards granted to employees and officers vest over a three year period. Upon the adoption of the 2016 Plan, the Company’s 2008 Equity Incentive Plan (“EIP”) was terminated. However, outstanding awards under the 2008 EIP remain in effect in accordance with their original terms.

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and nine months ended September 30, 2016 was $3.0 million and $4.5 million, respectively, as compared to $354 thousand and $967 thousand for the three and nine months ended September 30, 2015.  The increase in expense in 2016 as compared to 2015 was primarily the result of the 2016 Omnibus Incentive Plan shares granted during 2016.

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2016:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2016	616,505	$10.00
Issued	2,529,328	13.54
Vested	(122,067)	8.32
Forfeited	(63,194)	10.85
Non-vested Stock Awards outstanding, September 30, 2016	2,960,572	13.07

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2015:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2015	534,738	$8.89
Issued	239,587	11.41
Vested	(110,609)	8.33
Forfeited	(46,211)	8.48
Non-vested Stock Awards outstanding, September 30, 2015	617,505	10.00

The fair value of the 122,067 shares that vested during the nine months ended September 30, 2016 was $1.6 million. The fair value of the 110,609 shares that vested during the nine months ended September 30, 2015 was $1.3 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the nine months ended September 30, 2016, the Company did not grant any options compared to 168,825 options granted during the nine months ended September 30, 2015. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $314 thousand and $1.1 million, for the three and nine months ended September 30, 2016, respectively, compared to $386 thousand and $1.2 million for the three months and nine months ended September 30, 2015, respectively.

A summary of option activity as of September 30, 2016 and changes during the nine month period ended September 30, 2016 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2016	3,422,241	$9.59
Granted	—	—
Exercised	(351,884)	9.46
Forfeited	(103,319)	9.86
Expired	(109)	8.90
September 30, 2016	2,966,929	9.60

A summary of option activity as of September 30, 2015 and changes during the nine month period ended September 30, 2015 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2015	3,568,887	$9.51
Granted	168,825	11.44
Exercised	(148,640)	9.33
Forfeited	(78,865)	9.14
Expired	(88)	8.90
September 30, 2015	3,510,119	9.62

The weighted average remaining contractual term was approximately 4.97 years and the aggregate intrinsic value was $15.2 million for options outstanding as of September 30, 2016.  As of September 30, 2016, exercisable options totaled 2,152,696 with an average weighted exercise price of $9.48 per share, a weighted average remaining contractual term of approximately 4.20 years, and an aggregate intrinsic value of $11.3 million.  The weighted average remaining contractual term was approximately 5.87 years and the aggregate intrinsic value was $12.8 million for options outstanding as of September 30, 2015.  As of September 30, 2015, exercisable options totaled 2,135,762 with an average weighted exercise price of $9.57 per share, a weighted average remaining contractual term of approximately 4.62 years, and an aggregate intrinsic value of $7.9 million.

During the nine months ended September 30, 2016, the Company did not grant any options. Significant weighted average assumptions used to calculate the fair value of the options granted during the nine months ended September 30, 2015 are as follows:

For the Nine Months Ended September 30, 2015
Weighted average fair value of options granted	$3.99
Weighted average risk-free rate of return	1.74%
Weighted average expected option life in months	78
Weighted average expected volatility	31.18%
Expected dividends	$—

As of September 30, 2016, there was $2.2 million of total unrecognized compensation cost related to options and $33.3 million in unrecognized compensation cost related to non-vested stock awards granted.

As of September 30, 2015, there was $4.0 million of total unrecognized compensation cost related to options and $4.5 million in unrecognized compensation cost related to non-vested stock awards granted.  The average weighted lives for the option expense were 2.22 and 2.98 years as of September 30, 2016 and September 30, 2015, respectively. The average weighted lives for the stock award expense were 2.71 and 3.57 years at September 30, 2016 and September 30, 2015, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

At September 30, 2016 and December 31, 2015, the Company had outstanding commitments to purchase or originate new loans aggregating $35.0 million and $40.4 million, respectively, commitments to customers on available lines of credit of $370.2 million and $290.4 million, respectively, commitments to fund commercial construction and other advances of $151.2 million and $136.9 million, respectively, and standby letters of credit of $25.8 million and $17.6 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. The Bank had a reserve for its unfunded commitments of $348 thousand and $275 thousand at September 30, 2016 and December 31, 2015, respectively.

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

NOTE 17 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2016, the FASB issued ASU 2016-15: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses the following eight cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is in the process of evaluating the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at September 30, 2016:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,113	$1,113
SBA servicing rights	—	—	716	716
Investment securities available for sale:
U.S. GSE and agency notes	—	4,995	—	4,995
Ginnie Mae guaranteed mortgage certificates	—	4,009	—	4,009
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	25,502	—	25,502
GSE mortgage-backed securities	—	405,437	—	405,437
Municipal bonds
General obligation municipal bonds	—	14,639	—	14,639
Revenue municipal bonds	—	15,805	—	15,805
Corporate securities	—	19,936	—	19,936
Money market funds	11,920	—	—	11,920
Mutual funds	291	—	—	291
Interest rate swap agreements	—	3,537	—	3,537
Total Assets	$12,211	$493,860	$1,829	$507,900
Liabilities:
Interest rate swap agreements and other contracts	$—	$3,798	$—	$3,798
Total Liabilities	$—	$3,798	$—	$3,798

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2015:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,349	$1,349
Investment securities available for sale:
U.S. GSE and agency notes	—	6,109	—	6,109
Ginnie Mae guaranteed mortgage securities	—	4,541	—	4,541
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	32,357	—	32,357
GSE mortgage-backed securities	—	547,271	—	547,271
Municipal bonds
General obligation municipal bonds	—	14,968	—	14,968
Revenue municipal bonds	—	16,688	—	16,688
Corporate securities	—	11,860	—	11,860
Money market funds	20,827	—	—	20,827
Mutual funds	541	—	—	541
Interest rate swap agreements	—	190	—	190
Total Assets	$21,368	$633,984	$1,349	$656,701
Liabilities:
Interest rate swap agreements	$—	$202	$—	$202
Total Liabilities	$—	$202	$—	$202

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

GSE CMOs.  For pricing evaluations, the pricing service,  obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and GSE/Agency CMOs in general (including market research).  Evaluations of tranches (non-volatile and volatile) are based on Interactive Data’s interpretation of accepted market modeling, trading, and pricing conventions.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2016 and 2015.

	For the Nine Months Ended
	September 30, 2016	September 30, 2015
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,349	$1,403
Additions	109	108
Payments	(151)	(129)
Decrease in fair value due to changes in valuation inputs or assumptions	(194)	(22)
Balance, September 30,	$1,113	$1,360

For the Nine Months Ended September 30,
2016
Level 3 Investments Only (Dollars in thousands)	SBA Servicing Rights
Balance, January 1,	$—
Additions	835
Payments	(42)
Decrease in fair value due to changes in valuation inputs or assumptions	(77)
Balance, September 30,	$716

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

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2016	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$2,690	$—	$—	$2,690	$(55)
Other real estate owned	328	—	—	328	—

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2015	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$3,725	$—	$—	$3,725	$(376)
Other real estate owned	424	—	—	424	(16)

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At September 30, 2016		At December 31, 2015
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$186,057	$186,057	$233,920	$233,920
Securities available for sale	See previous table	502,534	502,534	655,162	655,162
Securities held to maturity	Level 2	610,629	624,504	696,310	695,290
FHLB stock	Level 3	18,231	18,231	8,786	8,786
Loans and leases, net	Level 3	3,840,773	3,957,745	2,894,763	2,917,053
Loans held for sale	Level 2	2,670	2,800	1,183	1,210
Mortgage servicing rights	Level 3	1,113	1,113	1,349	1,349
SBA servicing rights	Level 3	716	716	—	—
Interest rate swaps	Level 2	3,537	3,537	190	190
Accrued interest receivable	Level 3	16,832	16,832	14,298	14,298

Liabilities:
Deposits	Level 2	4,063,453	4,064,924	3,451,923	3,453,135
Borrowed funds	Level 2	415,419	412,098	190,405	184,048
Interest rate swaps and other contracts	Level 2	3,798	3,798	202	202
Accrued interest payable	Level 2	2,174	2,174	1,728	1,728

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2016 and December 31, 2015 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its mortgage servicing rights (“MSRs”).  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of September 30, 2016 and September 30, 2015, the Company serviced $138.3 million and $145.6 million of residential mortgage loans, respectively.  During the three and nine months ended September 30, 2016, the Company recognized servicing fee income of $88 thousand and $264 thousand, respectively, compared to $92 thousand and $280 thousand for the same periods in 2015.

The following is an analysis of the activity in the Company’s residential MSRs for the nine months ended September 30, 2016 and 2015:

	Residential
	Mortgage Servicing Rights
	For the Nine months ended September 30,
Dollars in thousands	2016	2015
Balance, January 1,	$1,349	$1,403
Additions	109	108
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(194)	(22)
Paydowns	(151)	(129)
Balance, September 30,	$1,113	$1,360

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At September 30, 2016, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 14.56%, a discount rate equal to 9.00% and an escrow earnings credit rate equal to 1.14%.  At September 30, 2015, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 10.53%, a discount rate equal to 9.50% and an escrow earnings credit rate equal to 1.66%.

At September 30, 2016 and September 30, 2015, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	September 30, 2016	September 30, 2015
Fair value of residential mortgage servicing rights	$1,113	$1,360

Weighted average life (years)	5.1 years	5.5 years

Prepayment speed	14.56%	10.53%
Effect on fair value of a 20% increase	$(108)	$(100)
Effect on fair value of a 10% increase	(57)	(52)
Effect on fair value of a 10% decrease	64	54
Effect on fair value of a 20% decrease	136	113

Discount rate	9.00%	9.50%
Effect on fair value of a 20% increase	$(68)	$(88)
Effect on fair value of a 10% increase	(35)	(46)
Effect on fair value of a 10% decrease	37	48
Effect on fair value of a 20% decrease	79	100

Escrow earnings credit	1.14%	1.66%
Effect on fair value of a 20% increase	$20	$33
Effect on fair value of a 10% increase	10	16
Effect on fair value of a 10% decrease	(10)	(17)
Effect on fair value of a 20% decrease	(20)	(35)

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

SBA Loans

As a result of the acquisition of Conestoga Bank, the Company acquired a $44.5 million SBA loan servicing portfolio. The Company has elected the fair value measurement method to value its SBA loan servicing rights.  Under the fair value measurement method, the Company records its SBA loan servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period.  As of September 30, 2016 the Company serviced $44.2 million of SBA loans.  During the three and nine months ended September 30, 2016, the Company recognized servicing fee income of $101 thousand and $191 thousand, respectively.

The following is an analysis of the activity in the Company’s SBA loan servicing rights for the nine months ended September 30, 2016:

SBA Servicing Rights
Dollars in thousands	For the nine months ended September 30, 2016

Balance, January 1, 2016	$—
Additions	835
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(77)
Paydowns	(42)
Balance, September 30, 2016	$716

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At September 30, 2016, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.90%, a discount rate equal to 12.50% and servicing expenses per loan of $1 thousand.

At September 30, 2016, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

SBA Servicing Rights
(Dollars in thousands)	September 30, 2016
Fair value of SBA servicing rights	$716

Weighted average life (years)	5.3 years

Prepayment speed	8.90%
Effect on fair value of a 20% increase	$(41)
Effect on fair value of a 10% increase	(21)
Effect on fair value of a 10% decrease	22
Effect on fair value of a 20% decrease	46

Discount rate	12.50%
Effect on fair value of a 20% increase	$(54)
Effect on fair value of a 10% increase	(28)
Effect on fair value of a 10% decrease	31
Effect on fair value of a 20% decrease	64

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2016, the Company had 28 interest rate swaps with an aggregate notional amount of $144.6 million related to this program, including 20 interest rate swaps with an aggregate notional value of $73.3 million resulting from the acquisition of Conestoga Bank.  During the three and nine months ended September 30, 2016, the Company recognized a net loss of $27 thousand and $43 thousand, respectively, compared to a net loss of $13 thousand and $12 thousand for the same periods in 2015 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.  During the three months ended September 30, 2016, the Company recorded a $493 thousand gain on a forward starting interest rate swap on a commercial loan.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The Company has entered into risk participation agreements with a notional value of $7.6 million and a fair value of $30 thousand as of September 30, 2016. During the three and nine months ended September 30, 2016, the Company recognized a net gain of $2 thousand and $30 thousand, respectively, related to the risk participation agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2016 and December 31, 2015:

	Asset derivatives		Liability derivatives
As of September 30, 2016 (Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$72,314	$3,537	$72,314	$3,768
Risk participation agreements	—	—	7,596	30
Total derivatives	$72,314	$3,537	$79,910	$3,798

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2015 (dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,066	$190	$12,066	$202
Total derivatives	$12,066	$190	$12,066	$202

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of September 30, 2016

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$3,592	$—	$3,592	$—	$—	$3,592

Offsetting of Derivative Liabilities

As of September 30, 2016

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$3,854	$—	$3,854	$—	$4,402	$(548)

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2015

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$206	$—	$206	$—	$—	$206

Offsetting of Derivative Liabilities

As of December 31, 2015

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$218	$—	$218	$—	$458	$(240)

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

As of September 30, 2016, the termination value of the interest rate swaps and risk participation agreements in a liability position was $3.9 million.  The Company has minimum collateral posting thresholds with its counterparty. At September 30, 2016, the Company had $4.4 million of securities pledged as collateral on interest rate swaps. If the Company had breached any of these provisions at September 30, 2016 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at September 30, 2016.

NOTE 21 — MERGER AND RESTRUCTURING CHARGES

In connection with the closing of the acquisition of Conestoga Bank, the Company announced the implementation of an expense management reduction program following a comprehensive review of the Company’s and Bank’s operating cost structure.  Under the expense management reduction program, the Bank reduced salary and benefits expense.  Employees whose positions were eliminated as a result of the reduction in force received severance packages, which included outplacement services.  During the nine months ended September 30, 2016, the Company accrued approximately $7.2 million, net, of merger and restructuring charges related to the acquisition of Conestoga Bank and $1.6 million related to the Bank’s cost reduction plan.  These charges are included in merger and restructuring charges, a component of non-interest expense, within the unaudited condensed consolidated statements of operations. A schedule of the current merger and restructuring accrual is summarized below as of September 30, 2016:

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2015	$—	$—	$—
Accrued during the nine months	2,727	6,038	8,765
Paid during the nine months	(1,747)	(4,240)	(5,987)
Accrued at September 30, 2016	$980	$1,798	$2,778

NOTE 22 — SUBSEQUENT EVENTS

On October 20, 2016, the Company declared a cash dividend of 6 cents per share, payable on or after November 10, 2016, to common shareholders of record at the close of business on October 31, 2016.

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

Our primary source of revenue is net interest income. Net interest income, which comprises 85.0% of our revenue for the nine months ended September 30, 2016, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

Our business results continue to be impacted by modest economic growth in our markets. To stimulate economic growth, the Federal Reserve Board continues to hold short-term interest rates at historic lows. The low rate environment has impacted the yield on our investment and loan portfolios. Modest economic growth and continued economic uncertainty has resulted in a slow recovery. Additionally, capital spending and investing by businesses has remained sluggish given the slow and uneven economic recovery, which has resulted in moderate loan demand. This has resulted in increased competition among banks to secure new loans often with risky terms and lower pricing. We continue to adhere to our prudent underwriting standards and are committed to originating quality loans.

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

Beneficial completed the acquisition and integration of Conestoga Bank during the second quarter of 2016 which increased total loans by $516.3 million and total deposits by $588.4 million. The results of Conestoga Bank’s operations have been included in the Company’s financial statements beginning on April 15, 2016, the date of the consummation of the acquisition.  Net income for the nine months ended September 30, 2016 included $7.2 million of merger and restructuring charges related to the acquisition of Conestoga Bank and $1.6 million related to the Bank’s cost reduction plan.

We recorded net income for the three and nine months ended September 30, 2016 of $10.1 million and $17.8 million compared to net income of $5.8 million and $18.1 million for the three and nine months ended September 30, 2015. Our 2016 results included $8.8 million of merger and restructuring charges.

For the three and nine months ended September 30, 2016, net interest income totaled $40.0 million and $111.0 million, respectively, an increase of $8.9 million, or 28.4%, from the three months ended September 30, 2015 and $18.5 million, or 20.0%, from the nine months ended September 30, 2015.  The increase in net interest income was primarily due to impact of the Conestoga Bank acquisition, strong organic loan growth and an improvement in our balance sheet mix and related interest earning assets with growth occurring in our higher yielding loan portfolio with reductions in cash and investment levels.

Net interest margin totaled 3.08% and 3.00% for the three and nine months ended September 30, 2016 as compared to 2.82% and 2.80% for each of the same periods in 2015.  Margin has benefited from organic loan growth, the impact of the Conestoga Bank acquisition, and continued improvement in the mix of our balance sheet.

During the nine months ended September 30, 2016, our loan portfolio increased $946.5 million, or 32.2%, due primarily to the acquisition of Conestoga Bank loans of $516.3 million (17.6% growth), net organic growth of $312.7 million (10.6% growth since year-end and 14.2% annualized), and the purchase of $117.5 million of commercial real estate loans (4.0% growth).

Asset quality metrics remain strong as non-performing loans, excluding government guaranteed student loans, decreased to $13.2 million at September 30, 2016, compared to $14.8 million at December 31, 2015.  Our ratio of non-performing assets to total assets, excluding government guaranteed student loans, decreased to 0.26% at September 30, 2016 compared to 0.33% at December 31, 2015.

As a result of our strong asset quality metrics and low net charge-offs recorded in recent periods, we did not record a provision for loan losses during the nine months ended September 30, 2016. Net charge-offs for the three and nine months ended September 30, 2016 totaled $54 thousand, or 1 basis point of average loans, and $1.0 million, or 4 basis points of average loans, compared to net charge-offs of $118 thousand, or 2 basis points of average loans, and net recoveries of $620 thousand, or 3 basis points of

average loans, in the comparable periods in the prior year.    As a result of the improvement in our asset quality metrics and net recoveries received as compared to 2014, we recorded a $3.6 million negative provision for loan losses for the nine months ended September 30, 2015.

At September 30, 2016, the Bank’s allowance for loan losses totaled $44.5 million, or 1.14% of total loans, compared to $45.5 million, or 1.55% of total loans, at December 31, 2015. The decline in the coverage ratio is primarily due to $516.3 million of acquired Conestoga Bank loans that were recorded at fair value.

During the second quarter of 2016, Beneficial completed its first share repurchase program since completing its mutual-to-stock conversion and related stock offering in January 2015. Under the first program, Beneficial repurchased 8,291,859 shares.  On July 21, 2016, Beneficial Bancorp adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the third quarter, the Company purchased 882,100 shares under the second stock repurchase plan.

On October 20, 2016, Beneficial Bancorp declared a cash dividend of 6 cents per share, payable on or after November 10, 2016, to common shareholders of record at the close of business on October 31, 2016.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Following the second-step conversion, our capital levels increased and have remained strong with tangible capital to tangible assets totaling 15.70% at September 30, 2016 compared to 21.04% at December 31, 2015. The decrease in this ratio can be attributed share repurchases and the impact of the acquisition of Conestoga Bank.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.4 million to $8.9 million for the nine months ended September 30, 2016. We also have approximately $33.9 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $3.4 million. During the nine months ended September 30, 2016 and during 2015, we experienced improvement in our asset quality metrics including delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in this Annual Report.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill increased $47.3 million to $169.3 million at September 30, 2016, compared to $122.0 million at December 31, 2015 due to the acquisition of Conestoga Bank.

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

During the nine months ended September 30, 2016, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of September 30, 2016, we had net deferred tax assets totaling $48.7 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of September 30, 2016.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total assets increased $753.7 million, or 15.6%, to $5.58 billion at September 30, 2016 compared to $4.83 billion at December 31, 2015.  The increase in total assets was primarily due to the $649.7 million of assets acquired as part of the acquisition of Conestoga Bank and strong organic loan growth.

Cash and cash equivalents decreased $47.9 million to $186.0 million at September 30, 2016 from $233.9 million at December 31, 2015.  The decrease in cash and cash equivalents was primarily driven by repurchases of our common stock, and the $105.0 million paid to acquire Conestoga Bank.

Investments decreased $228.9 million, or 16.8%, to $1.13 billion at September 30, 2016 compared to $1.36 billion at December 31, 2015, as we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans increased $946.5 million, or 32.2%, to $3.89 billion at September 30, 2016 from $2.94 billion at December 31, 2015.  The increase in loans was primarily due to the acquisition of Conestoga Bank loans of $516.3 million, net organic growth of $312.7 million and the purchase of $117.5 million of commercial real estate loans.

Deposits increased $611.5 million, or 17.7%, to $4.06 billion at September 30, 2016 from $3.45 billion at December 31, 2015.  The $611.5 million increase in deposits during the nine months ended September 30, 2016 was primarily due to the $588.4 million of deposits acquired as part of the acquisition of Conestoga Bank.

Borrowings increased $225.0 million to $415.4 million at September 30, 2016 and are being used as a low cost funding source to replace higher cost brokered CD’s and fund organic loan growth.

Stockholders’ equity decreased $92.3 million, or 8.3%, to $1.02 billion at September 30, 2016 from $1.12 billion at December 31, 2015.  The decrease in stockholders’ equity was primarily due to the repurchase of 9,282,948 shares of common stock during the nine months ended September 30, 2016, partially offset by net income for the first nine months of 2016.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and September 30, 2015

General — For the three months ended September 30, 2016, net income was $10.1 million, or $0.14 per diluted share, compared to $5.8 million, or $0.07 per diluted share, for the three months ended September 30, 2015. Net income for the three months ended September 30, 2016 included a $1.8 million gain on the sale of investment securities.

Net Interest Income — For the three months ended September 30, 2016, net interest income was $40.0 million, an increase of $8.9 million, or 28.4%, from the three months ended September 30, 2015. The increase in net interest income was primarily due to the impact of the Conestoga Bank acquisition as well as improvement in our balance sheet mix and related interest earning assets with growth occurring in our higher yielding loan portfolio and reductions in cash and investment levels.  The net interest margin totaled 3.08% for the three months ended September 30, 2016 as compared to 2.82% for the same period in 2015. The increase in the net interest margin for the three months ended September 30, 2016 was primarily due to a change in the mix of the interest earning assets from lower yielding investment securities into higher yielding loans and the impact of the Conestoga Bank acquisition. The continued low interest rate environment will put pressure on the net interest margin in future periods but we are focused on growing our loan portfolio and continuing to improve our balance sheet mix to help stabilize our net interest margin.

Provision for Loan Losses — As a result of our strong asset quality metrics and low net charge-offs recorded in recent periods, we recorded no provision for loan losses for the three months ended September 30, 2016 and 2015. Net charge-offs were $54 thousand during the three months ended September 30, 2016 compared to $118 thousand during the three months ended September 30, 2015.  Non-performing loans, excluding government guaranteed student loans, decreased to $13.2 million at September 30, 2016, compared to $14.8 million at December 31, 2015.  The decrease from December 31, 2015 in non-performing loans was the result of our continued work out of non-performing assets.

At September 30, 2016, the Bank’s allowance for loan losses totaled $44.5 million, or 1.14% of total loans, compared to $45.5 million, or 1.55% of total loans at December 31, 2015. The decline in the coverage ratio is primarily due to $516.3 million of acquired Conestoga Bank loans that were recorded at fair value.

Non-interest Income — For the three months ended September 30, 2016, non-interest income totaled $8.2 million, an increase of $2.4 million, or 41.3%, from the three months ended September 30, 2015.  The increase was primarily due to a $1.8 million investment gain from the sale of stock that we held in a financial institution that was acquired, and a $493 thousand swap fee earned on a commercial real estate loan recorded during the third quarter of 2016.

Non-interest Expense — For the three months ended September 30, 2016, non-interest expense totaled $33.3 million, an increase of $5.0 million, or 17.6%, from the three months ended September 30, 2015.  The increase in non-interest expense was primarily due to a $2.0 million increase in salaries and employee benefits and an $830 thousand increase in board fees primarily due to stock based compensation associated with the shares granted under the 2016 Omnibus Incentive Plan. The increase in non-interest expense, during the quarter ended September 30, 2016, can also be attributed a $529 thousand increase in professional fees primarily related to an online banking technology upgrade, a $415 thousand increase in loan expense and a $246 thousand increase in debit card reward expenses. These increases to non-interest expense were partially offset by a $694 thousand reduction of merger related expenses as final expenses were lower than estimated for professional fees, facility expenses and contract terminations associated with the acquisition of Conestoga Bank.

Income Taxes — For the three months ended September 30, 2016, we recorded a provision for income taxes of $4.9 million, reflecting an effective tax rate of 32.8%, compared to a provision for income taxes of $2.9 million, reflecting an effective tax rate of 32.9% for the three months ended September 30, 2015.  The increase in income tax expense during the period is due to higher pre-tax income in 2016 compared to the same period in 2015.

The following table summarizes average balances and average yields and costs for the three months ended September 30, 2016 and September 30, 2015.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended September 30,			Three Months Ended September 30,
	2016			2015
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$130,881	$167	0.50%	$261,675	$167	0.25%
Stock	18,116	208	4.49%	8,789	101	4.45%
Other Investment securities	1,156,412	6,017	2.08%	1,417,257	7,338	2.07%
Total Investment securities	1,305,409	6,392	1.96%	1,687,721	7,606	1.80%
Loans and leases:
Real estate loans
Residential	821,959	8,309	4.04%	714,829	7,438	4.16%
Non-residential	1,489,970	14,829	3.92%	862,636	9,416	4.31%
Total real estate	2,311,929	23,138	3.97%	1,577,465	16,854	4.24%
Business loans	399,821	4,558	4.48%	216,290	2,341	4.25%
Shared National Credits	227,393	1,613	2.78%	206,384	1,339	2.54%
Small Business loans	110,164	1,413	5.04%	83,753	1,205	5.66%
Small Business leases	130,851	1,906	5.83%	—	—	—%
Total Business & Small Business loans and leases	868,229	9,490	4.30%	506,427	4,885	3.80%
Total Business loans and leases	2,358,199	24,319	4.06%	1,369,063	14,301	4.11%
Personal loans	659,356	7,017	4.23%	620,682	6,605	4.22%
Total loans and leases, net of discount	3,839,514	39,645	4.09%	2,704,574	28,344	4.15%
Total interest earning assets	5,144,923	$46,037	3.55%	4,392,295	$35,950	3.25%
Non-interest earning assets	415,814			337,701
Total assets	$5,560,737			$4,729,996
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,250,309	$1,072	0.34%	$1,140,479	$986	0.34%
Money market accounts	442,923	384	0.34%	407,547	341	0.33%
Demand deposits	874,955	528	0.24%	669,527	361	0.21%
Demand deposits - Municipals	127,623	60	0.19%	118,709	32	0.11%
Certificates of deposit	848,602	1,996	0.94%	650,354	1,796	1.10%
Total interest-bearing deposits	3,544,412	4,040	0.45%	2,986,616	3,516	0.47%
Borrowings	412,536	1,988	1.89%	190,453	1,277	2.66%
Total interest-bearing liabilities	3,956,948	6,028	0.61%	3,177,069	4,793	0.60%
Non-interest-bearing deposits	503,501			379,282
Other non-interest-bearing liabilities	77,658			68,717
Total liabilities	4,538,107			3,625,068
Total stockholders’ equity	1,022,630			1,104,928
Total liabilities and stockholders’ equity	$5,560,737			$4,729,996
Net interest income		$40,009			$31,157
Interest rate spread			2.94%			2.65%
Net interest margin			3.08%			2.82%
Average interest-earning assets to average interest-bearing liabilities			130.02%			138.25%

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and September 30, 2015

General — For the nine months ended September 30, 2016, net income was $17.8 million, or $0.24 per diluted share, compared to net income of $18.1 million, or $0.23 per diluted share, for the nine months ended September 30, 2015. Net income for the nine months ended September 30, 2016 included $8.8 million of merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s expense reduction program.

Net Interest Income — For the nine months ended September 30, 2016, Beneficial reported net interest income of $111.0 million, an increase of $18.5 million, or 20.0%, from the nine months ended September 30, 2015. The increase in net interest income was primarily due to the acquisition of Conestoga Bank, organic loan growth and improvement in our balance sheet mix. Our net interest margin increased to 3.00% for the nine months ended September 30, 2016 from 2.80% for the same period in 2015.

The continued low interest rate environment will put pressure on the net interest margin in future periods but we are focused on growing our loan portfolio and continuing to improve our balance sheet mix to help stabilize our net interest margin.

Provision for Loan Losses — As a result of our strong asset quality metrics and low net charge-offs recorded in recent periods, we recorded no provision for loan losses for the nine months ended September 30, 2016 compared to recording a $3.6 million negative provision for loan losses for the nine months ended September 30, 2015.

At September 30, 2016, the Bank’s allowance for loan losses totaled $44.5 million, or 1.14% of total loans, compared to $45.5 million, or 1.55% of total loans at December 31, 2015. The decline in the coverage ratio is primarily due to $516.3 million of acquired Conestoga Bank loans that were recorded at fair value.

Non-interest Income — For the nine months ended September 30, 2016, non-interest income totaled $19.6 million, an increase of $983 thousand, or 5.3%, from the nine months ended September 30, 2015. The increase during the nine months ended September 30, 2016, was primarily due to a $1.8 million investment gain from the sale of stock that we held in a financial institution that was acquired, and a $493 thousand swap fee earned on a commercial real estate loan, partially offset by a $1.1 million gain recorded on a limited partnership investment in 2015.

Non-interest Expense — For the nine months ended September 30, 2016, non-interest expense totaled $103.6 million, an increase of $14.9 million, or 16.7%, from the nine months ended September 30, 2015. The increase in non-interest expense was primarily due to $7.2 million of merger and restructuring charges related to the acquisition of Conestoga Bank and $1.6 million related to a previously announced expense management reduction program.  In addition, salaries and employee benefits increased $3.0 million and board fees increased $873 thousand primarily due to stock based compensation associated with the shares granted under the 2016 Omnibus Incentive Plan.  The increase in non-interest expense can also be attributed to a $730 thousand increase in loan expenses, primarily due to commercial loan servicing, and a $505 thousand increase in debit card rewards expense.

Income Taxes — For the nine months ended September 30, 2016, we recorded a provision for income taxes of $9.1 million, reflecting an effective tax rate of 33.9%, compared to a provision for income taxes of $7.8 million, reflecting an effective tax rate of 30.1%, for the nine months ended September 30, 2015. The increase in income tax expense and the effective tax is due to higher pre-tax income and a lower ratio of tax exempt income compared to pre-tax income for the nine months ended September 30, 2016 as compared to the same period in 2015.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2016 and September 30, 2015. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016			2015
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$153,840	$588	0.50%	$312,832	$593	0.25%
Stock	13,859	470	4.45%	8,805	669	10.02%
Other Investment securities	1,228,779	18,930	2.05%	1,458,978	22,788	2.08%
Total Investment securities	1,396,478	19,988	1.91%	1,780,615	24,050	1.80%
Loans:
Real estate loans
Residential	783,793	23,997	4.08%	698,094	22,308	4.26%
Non-residential	1,358,022	40,289	3.92%	788,131	25,829	4.34%
Total real estate	2,141,815	64,286	3.98%	1,486,225	48,137	4.30%
Business loans	321,339	10,897	4.47%	213,322	7,277	4.51%
Shared National Credits	221,157	4,659	2.77%	201,486	4,118	2.70%
Small Business loans	96,709	3,597	4.90%	87,675	3,635	5.48%
Small Business leases	79,744	3,517	5.88%	—	—	—%
Total Business & Small Business loans	718,949	22,670	4.15%	502,483	15,030	3.95%
Total Business loans	2,076,971	62,959	3.99%	1,290,614	40,859	4.18%
Personal loans	647,177	20,422	4.22%	624,044	19,638	4.21%
Total loans, net of discount	3,507,941	107,378	4.06%	2,612,752	82,805	4.21%
Total interest earning assets	4,904,419	$127,366	3.45%	4,393,367	$106,855	3.24%
Non-interest earning assets	396,502			343,298
Total assets	$5,300,921			$4,736,665
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,217,281	$3,101	0.34%	$1,135,868	$2,938	0.35%
Money market accounts	454,335	1,181	0.35%	418,643	1,030	0.33%
Demand deposits	834,762	1,462	0.23%	705,821	1,090	0.21%
Demand deposits - Municipals	128,821	148	0.15%	129,760	107	0.11%
Certificates of deposit	766,045	5,510	0.96%	661,940	5,392	1.09%
Total interest-bearing deposits	3,401,244	11,402	0.45%	3,052,032	10,557	0.46%
Borrowings	307,977	4,940	2.14%	190,435	3,784	2.66%
Total interest-bearing liabilities	3,709,221	16,342	0.59%	3,242,467	14,341	0.59%
Non-interest-bearing deposits	468,681			375,109
Other non-interest-bearing liabilities	78,710			72,131
Total liabilities	4,256,612			3,689,707
Total stockholders’ equity	1,044,309			1,046,958
Total liabilities and stockholders’ equity	$5,300,921			$4,736,665
Net interest income		$111,024			$92,514
Interest rate spread			2.86%			2.65%
Net interest margin			3.00%			2.80%
Average interest-earning assets to average interest-bearing liabilities			132.22%			135.49%

Asset Quality

Non-performing assets decreased $5.0 million to $33.9 million at September 30, 2016 from $38.9 million at December 31, 2015. The ratio of non-performing assets to total assets decreased to 0.61% at September 30, 2016 from 0.81% at December 31, 2015.

ASSET QUALITY INDICATORS

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2016	2016	2015	2015
Non-performing assets:
Non-accruing loans	$13,153	$14,500	$14,768	$12,588
Accruing loans past due 90 days or more	19,259	20,138	22,900	25,149
Total non-performing loans	$32,412	$34,638	37,668	$37,737

Real estate owned	1,486	1,999	1,276	1,451

Total non-performing assets	$33,898	$36,637	$38,944	$39,188

Non-performing loans to total loans and leases	0.83%	0.91%	1.28%	1.37%
Non-performing assets to total assets	0.61%	0.66%	0.81%	0.83%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.26%	0.30%	0.33%	0.30%
ALLL to total loans and leases	1.14%	1.17%	1.55%	1.73%
ALLL to non-performing loans	137.19%	128.53%	120.79%	126.33%
ALLL to non-performing loans, excluding government guaranteed student loans	338.07%	307.03%	308.10%	378.73%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $19.3 million and $22.9 million in government guaranteed student loans as of September 30, 2016 and December 31, 2015, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, and as a result, no specific valuation allowance was maintained at September 30, 2016 or December 31, 2015 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2016			December 31, 2015
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$2,384,752	$38,813	1.63%	$1,583,851	$36,831	2.33%
Residential	839,585	1,754	0.21%	735,724	1,644	0.22%
Consumer	663,572	3,899	0.59%	621,871	7,025	1.13%
Total	$3,887,909	$44,466	1.14%	$2,941,446	$45,500	1.55%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.

When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of September 30, 2016, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $19.3 million and $22.9 million in government guaranteed student loans that were greater than 90 days delinquent and accruing at September 30, 2016 and December 31, 2015, respectively.

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

Commercial Loan Portfolio. The allowance for the commercial portfolio totaled $38.8 million at September 30, 2016 compared to $36.8 million at December 31, 2015.  The increase in the allowance was the result of loan purchases and organic growth in the commercial loan portfolio during the nine months ended September 30, 2016. The allowance for loan losses related to the commercial portfolio was 1.6% of commercial loans at September 30, 2016 compared to 2.3% of commercial loans at December 31, 2015.  The decline in the coverage ratio is primarily due to $437.8 million of acquired Conestoga Bank commercial loans that were recorded at fair value. We continue to experience low levels of delinquencies, commercial criticized and classified loans, and charge-offs. We believe the commercial reserves are adequate given the improvement in credit quality metrics during the nine months ended September 30, 2016.

Residential Loans. The allowance for the residential loan portfolio was $1.8 million, or 0.21% of residential loans at September 30, 2016 compared to $1.6 million, or 0.22%, at December 31, 2015. The increase in the allowance was primarily the result of an increase in the balance of the residential loan portfolio. We continue to experience consistently low levels of net charge-offs with this portfolio with 0.05% and 0.04% annualized losses during the nine months ended September 30, 2016 and 2015, respectively.  We believe the balance of residential reserves is appropriate given the continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $3.9 million, or 0.59% of consumer loans, at September 30, 2016 compared to $7.0 million, or 1.13% of consumer loans, at December 31, 2015. The decrease in the allowance for loan losses within this portfolio is primarily due to continued low levels of net charge-offs. The decline in the coverage ratio is also the result of $35.4 million of acquired Conestoga Bank consumer loans that were recorded at fair value. For the nine months ended September 30, 2016, net charge-offs totaled $1.1 million compared to $1.2 million for the nine months ended September 30, 2015. We believe the balance of consumer reserves is appropriate given continued low levels of charges offs and delinquencies.

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $186.1 million, including overnight investments of $136.6 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $502.5 million at September 30, 2016. At September 30, 2016, we had $390.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost effective source of funding. Core deposits totaled $3.18 billion at September 30, 2016, compared to $2.82 billion at December 31, 2015.  We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources may include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. As of September 30, 2016 and December 31, 2015, aggregate wholesale funding totaled $634.3 million and $306.9 million, respectively. The $327.4 million increase in wholesale funding is primarily being used to replace higher cost borrowings and brokered CD’s and fund organic loan growth. In addition, at September 30, 2016, we had arrangements to borrow up to $1.9 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia. On September 30, 2016, we had $390.0 million of advances outstanding and $125.0 million of future dated advances outstanding with the FHLB.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2016, the Bank had $582.2 million in loan commitments outstanding, which consisted of $28.2 million and $6.8 million in commercial and consumer commitments to fund new loans, respectively, $370.2 million in commercial and consumer unused lines of credit, $151.2 million of commitments to fund commercial construction and other advances, and $25.8 million in standby letters of credit.  Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2016 totaled $465.6 million, or 53.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2016.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at September 30, 2016:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed funds	$415,419	$75,000	$220,000	$95,000	$25,419
Commitments to fund new loans	34,987	34,987	—	—	—
Commitments to fund commercial construction and other advances	151,259	20,800	59,175	18,198	53,086
Unused lines of credit	370,172	170,541	76,001	16,367	107,263
Standby letters of credit	25,817	24,114	683	20	1,000
Operating lease obligations	60,272	6,554	11,776	10,632	31,310
Total	$1,057,926	$331,996	$367,635	$140,217	$218,078

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. The Company has not paid any dividends to shareholders in the past.  The Company has repurchased shares of its common stock. The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. At September 30, 2016, the Company (stand-alone) had liquid assets of $80.5 million.  The majority of the cash held by the Company (stand-alone) as of September 30, 2016 includes net proceeds received in connection with the second-step conversion. During the nine months ended September 30, 2016, the Company used cash of $105.0 million to complete the acquisition of Conestoga Bank and $121.8 million to repurchase stock.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2016, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities.  As of September 30, 2016, approximately 93.7% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at September 30, 2016 approximately 4.6% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 1.7% of the investment portfolio was not rated. Securities not rated consist of private placement municipal bonds, FHLB stock and mutual funds.

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

The Bank entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $50.0 million and $75.0 million, respectively, at a fixed interest rate during the period from February 2017 through February 2021 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended September 30, 2016.

For the nine months ended September 30, 2016, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at September 30, 2016.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2016: Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$136,364	$152,960	$163,820
% change	(10.85)%		7.10%

Economic Value at Risk:
Equity	$1,029,742	$1,163,404	$1,151,248
% change	(11.49)%		(1.04)%

As of September 30, 2016, based on the scenarios above, net interest income at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our September 30, 2016 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2016.

				Total Number
				Of Shares
				Purchased	Maximum
				as Part of	Number of Shares
	Total			Publicly	that May Yet Be
	Number of		Average	Announced Plans	Purchased Under
	Shares		Price Paid	or	the Plans or
Period	Purchased		Per Share	Programs	Programs (1)

July 1-31	55,644	(2)	$13.63	55,500	7,715,478
August 1-31	766,145	(3)	14.32	697,000	7,018,478
September 1-30	129,600		14.68	129,600	6,888,878

(1)         On July 21, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 7,770,978 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

(2)         Includes 144 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

(3)         Includes 69,145 shares retired from the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan that was terminated upon the adoption of the Beneficial Bancorp, Inc. 2016 Omnibus Equity Plan.

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

4.1          Stock Certificate of Beneficial Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0                 The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: October 27, 2016	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: October 27, 2016	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)