Form 10-K
period 2016-12-31
Beneficial Bancorp Inc.
filed 2017-02-27
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 was approximately $980.7 million.  As of February 27, 2017, there were 76,196,581 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Beneficial Bank was founded in 1853. Since we were founded, we have served the financial needs of our depositors and the local community as a community-minded, customer service-focused institution. We offer traditional financial services to consumers and businesses in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial real estate loans, commercial business loans, equipment financing and leasing, one- to four-family real estate loans, consumer loans, home equity loans and construction loans. We offer insurance brokerage and investment advisory services through our wholly owned subsidiaries, Beneficial Insurance Services, LLC and Beneficial Advisors, LLC, respectively.

Acquisition History

Acquisitions of banking institutions and other financial services companies within and surrounding our market area have been, and we expect will continue to be, a key component of our business strategy. In 2007, in connection with the closing of our initial public offering, Beneficial Mutual Bancorp acquired FMS Financial Corporation and its wholly owned subsidiary, Farmers & Mechanics Bank. The acquisition of FMS Financial Corporation and Farmers & Mechanics Bank, which had 31 branch offices in Burlington, Camden and Gloucester Counties in New Jersey, substantially enhanced our market share and solidified Beneficial Bank’s position as the largest Philadelphia-based bank operating solely in the greater Philadelphia metropolitan area. In 2012, Beneficial Mutual Bancorp acquired SE Financial Corp. and its wholly owned subsidiary, St. Edmond’s Federal Savings Bank. The acquisition increased our market share in southeastern Pennsylvania, specifically in Philadelphia and Delaware Counties. Additionally, the acquisition provided Beneficial Bank with new branches in Roxborough, Pennsylvania and Deptford, New Jersey.

On April 14, 2016, the Company completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company, Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and subsequently merged Conestoga Bank with and into Beneficial Bank. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 15, 2016, the date of the acquisition, through December 31, 2016.  The acquisition of Conestoga Bank increased the Company’s market share in southeastern Pennsylvania and provided Beneficial Bank with new branches in Blue Bell, Chester Springs, Feasterville, Media, Wayne and Philadelphia, Pennsylvania.

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

Market Area

We are headquartered in Philadelphia, Pennsylvania. We currently operate 40 full-service banking offices in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties, Pennsylvania and 23 full-service banking offices in Burlington, Gloucester, and Camden Counties, New Jersey. We also operate one lending office in Montgomery County, Pennsylvania. In addition, Beneficial Insurance Services, LLC, operates one office in Montgomery County, Pennsylvania, and provides property, causality, life, health and professional liability insurance to our customers. We regularly evaluate our network of banking offices to optimize the penetration in our market area. We will occasionally open or consolidate banking offices.

Philadelphia is the seventh largest metropolitan region in the United States and home to 66 colleges and universities. Traditionally, the economy of the Philadelphia metropolitan area was driven by the manufacturing and distribution sectors. However, the region has evolved into a more diverse economy geared toward information and service-based businesses. Currently, the leading employment sectors in the region are (1) educational and health services; (2) transportation, trade and utilities services; (3) professional and business services; and (4) due to the region’s numerous historic attractions, leisure and hospitality services. The region’s leading employers include Jefferson Health System, the University of Pennsylvania Health System, Merck & Company, Inc. and Comcast Corporation. The Philadelphia metropolitan area has also evolved into one of the major corporate centers in the United States due to its geographic location, access to transportation, significant number of educational facilities to supply technical talent and available land for corporate and industrial development. The Philadelphia metropolitan area is currently home to 15 Fortune 500 companies, including AmerisourceBergen, Comcast, PPL, DuPont, Aramark and Lincoln National.

According to a 2015 census estimate, the population of our eight-county primary retail market area totaled approximately 5.3 million. Overall, the eight counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections. The unemployment rate, not seasonally adjusted, for the Philadelphia metropolitan area totaled 4.9% in December 2016, which was higher than the national unemployment rate of 4.7% in December 2016.

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

Our competition for loans comes primarily from the competitors referenced above and other regional and local community banks, thrifts and credit unions and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies and specialty finance companies.

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

Lending Activities

We offer a variety of loans and leases including commercial, residential and consumer loan products. Our commercial loan and lease portfolio includes business loans, small business leases, commercial real estate loans and commercial construction loans. Our residential loan portfolio includes one- to four-family residential real estate loans. Our consumer loan portfolio primarily includes home equity loans and lines of credit, automobile loans, personal loans including recreational vehicles, manufactured housing and marine loans, and educational loans.

We intend to continue to emphasize commercial and small business lending and remain focused on commercial real estate lending. We will continue to proactively monitor and manage existing credit relationships. During the 2016 and 2015, we continued to invest in our credit risk management and lending staff and processes to position Beneficial Bank for future growth. Specifically, we have recently hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts.

Commercial Real Estate Loans. At December 31, 2016, commercial real estate loans totaled $1.39 billion, or 34.6% of our total loan and lease portfolio. This portfolio is comprised of loans for the acquisition (purchase), financing and/or refinancing of commercial real estate and the financing of income-producing real estate. Income-producing real estate includes real estate held for lease to third parties and nonresidential real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third parties. The commercial real estate portfolio includes loans to finance office buildings, apartment buildings, shopping centers, hotels, motels, dormitories, nursing homes, assisted-living facilities, mini-storage warehouse facilities and similar non-owner-occupied properties.

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

As of December 31, 2016, our largest commercial real estate loan was a $30.0 million loan for a commercial building in Morristown, New Jersey. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2016.

Commercial Business Loans. At December 31, 2016, commercial business loans totaled $694.2 million, or 17.3% of our total loan and lease portfolio.

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

Shared national credit loans are typically variable rate with terms ranging from one to seven years. At December 31, 2016, shared national credits totaled $234.1 million, which included $95.6 million of leveraged lending transactions. All of these loans were classified as pass rated as of December 31, 2016 as all payments are current and the loans are performing in accordance with their contractual terms.

At December 31, 2016, our largest commercial business loan was a $30.0 million shared national credit. The loan was performing in accordance with its original terms at December 31, 2016.

Commercial Small Business Leases. At December 31, 2016, commercial small business leases totaled $139.0 million, or 3.5% of our total loan and lease portfolio.

This portfolio is comprised of small business finance leases. Primary production has been focused on equipment for medical and veterinary businesses with smaller ticket leases with shorter terms.  The average small business lease and lease term was $27 thousand and 4.5 years as of December 31, 2016.

When making commercial small business leases, we review financial information of the borrowers and guarantors. We apply a due diligence process that includes a review of the borrowers’ and/or guarantors’ payment history, an understanding of the business and its industry, an assessment of the management capabilities, an analysis of the financial capacity, financial condition and cash flows of the borrower, an assessment of the collateral and when applicable a review of the guarantors’ financial capacity and condition.

Construction Loans. At December 31, 2016, commercial and residential construction loans totaled $224.8 million, or 5.6% of our total loan and lease portfolio.

We offer commercial and residential construction loans to commercial real estate and residential construction developers in our market area. We offer loans secured by real estate, with original maturities of 60 months or less, made to finance land development costs incurred before erecting new structures (i.e., the process of improving land including laying sewers, water pipes, etc.) or the on-site construction of industrial, commercial, residential, or farm buildings. Commercial construction loans include loans secured by real estate which are used to acquire and improve developed and undeveloped property as well as used to alter or demolish existing structures to allow for new development.

We generally limit the number of model homes and homes built on speculation, and scheduled draws against executed agreements of sales as conditions of the commercial construction loans.

Commercial real estate and residential construction loans are typically based upon the prime rate as published in The Wall Street Journal and/or LIBOR. Commercial real estate loans for developed real estate and for real estate acquisition and development are originated generally with loan-to-value ratios up to 75%, while loans for the acquisition of land are originated with a maximum loan to value ratio of 65%.

When making commercial and residential construction loans, we consider the financial statements of the borrower, the borrower’s payment history, the projected cash flows from the proposed real estate collateral, and the value of the collateral. In general, our real estate construction loans are guaranteed by the borrowers. We consider the financial statements and tax returns of the guarantors, along with the guarantors’ payment history, when underwriting a commercial construction loan.

At December 31, 2016, our largest commercial construction loan was a $42.3 million loan for the purchase and renovation of an upscale hotel in Avalon, New Jersey. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2016.

One- to Four-Family Residential Loans. At December 31, 2016, one- to four-family residential loans totaled $894.5 million, or 22.3% of our total loan and lease portfolio.

We offer fixed-rate and adjustable-rate residential mortgage loans. We offer fixed-rate mortgage loans with terms of up to 30 years. Approximately 94.7% of our outstanding residential mortgage loans were fixed rate loans at December 31, 2016. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index or LIBOR. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2016, floating or adjustable rate mortgage loans totaled approximately $47.8 million and fixed rate mortgage loans totaled approximately $846.7 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. However, we do offer loans with loan-to-value ratios of up to 100% under a special low income loan program, which consisted of $17.5 million in loans as of December 31, 2016. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first-time home owner loan program. We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our board of directors. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Home Equity Loans and Equity Lines of Credit. At December 31, 2016, home equity loans and equity lines of credit totaled $249.0 million, or 6.2% of our total loan and lease portfolio.

We offer consumer home equity loans and equity lines of credit that are secured by one- to four-family residential real estate, where Beneficial Bank may be in a first or second lien position. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. We require flood insurance on all home equity loans and equity lines of credit.  Home equity loans have fixed-rates of interest and are originated with terms of generally up to 15 years with some exceptions up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity lines of credit can have repayment schedules of both principal and interest or interest only paid monthly. We hold a first mortgage position on approximately 90.6% of the homes that secured our home equity loans and lines of credit at December 31, 2016.

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

Consumer Personal Loans. At December 31, 2016, consumer personal loans totaled $21.9 million, or 0.6% of our total loan and lease portfolio.

We offer a variety of consumer personal loans, including loans for recreational vehicles, unsecured personal loans and lines of credit. Our consumer loans secured by passbook accounts and certificates of deposit held at Beneficial Bank are based upon the prime rate as published in The Wall Street Journal with terms up to four years. We will offer such loans up to 100% of the principal balance of the certificate of deposit or balance in the passbook account. We also offer unsecured loans and lines of credit with terms up to five years. Our unsecured loans and lines of credit bear a substantially higher interest rate than our secured loans and lines of credit. For more information on our loan commitments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Risk.”

Consumer Education Loans. At December 31, 2016, consumer education loans totaled $164.2 million, or 4.1% of our total loan and lease portfolio. Our consumer education loans are unsecured but are generally 98% government guaranteed. These loans are serviced by the Pennsylvania Higher Education Assistance Agency and Navient (formerly Sallie Mae). Our consumer education loan portfolio was previously purchased. We do not except to purchase or originate more of these types of loans. Thus, we expect this portfolio to decrease as these loans continue to be paid down.

Indirect Automobile Loans. At December 31, 2016, automobile loans that we originated totaled $234.6 million, or 5.8% of our total loan and lease portfolio. We offer loans secured by new and used automobiles. The majority of the loans in this portfolio are indirect automobile loans. These loans have fixed interest rates and generally have terms up to 84 months. We offer automobile loans with loan-to-value ratios of up to 120% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors.

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

Commercial Business Loans. Unlike commercial real estate loans, which generally are made on the basis of the cash flow of the property that secures the loan, and are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may depend substantially on the success of the business itself. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. Our commercial business loans also include owner-occupied commercial real estate where the cash flow supporting the loan is derived from the owners underlying business.

Commercial Small Business Leases. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property, the value of which tends to be more easily ascertainable, commercial small business leases are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial small business leases may depend substantially on the success of the business itself. Further, any collateral securing such leases may depreciate over time, may be difficult to appraise and may fluctuate in value.

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

Loan Originations and Purchases. Loan originations come from a number of sources. The primary sources of loan originations are existing customers, advertising and referrals from customers and other business contacts, including attorneys, accountants and other professionals, and walk-in traffic.

We also purchase loans and enter into loan participations with other financial institutions to supplement our lending portfolio. During the years ended December 31, 2016 and 2015, the Company purchased a total of $117.5 million and $312.2 million, respectively, of participations in loan portfolios in multi-family commercial real estate loans originated by other financial institutions.  The Company also purchased $43.9 million of residential real estate loans during the year ended December 31, 2015.  All of these loans are in our markets and meet our underwriting standards. These purchases were generally funded by the cash proceeds held by the Bank from the second-step conversion completed January 12, 2015. Loan participations totaled $723.9 million at December 31, 2016 and are primarily comprised of commercial real estate and commercial and industrial loans. A portion of our participation loans are shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of December 31, 2016 and December 31, 2015, the balance of Beneficial Bank’s outstanding purchased shared national credits was $234.1 million and $222.4 million, respectively. See “—Lending Activities—Commercial Business Loans.” Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings. We have not purchased any loan participations since the first quarter of 2016 as we have been able to grow our loan portfolio organically.

Loan Approval Procedures and Authority Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the board of directors. Beneficial Bank’s board of trustees has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on an officer’s experience and tenure. Generally, all commercial loans greater than $10.0 million must be approved by the Senior Loan Committee, which is comprised of personnel from the Credit, Finance and Lending departments. Generally, all commercial loans greater than $50.0 million must be approved by the director loan committee of the Bank’s board of trustees, which is comprised of five non-employee trustees. In addition, leveraged lending transactions must be approved by the Senior Loan Committee and the director loan committee of the Bank’s board of trustees.

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2016, our regulatory limit on loans to one borrower was $150.8 million. Beneficial Bank’s internal lending limits are lower than the levels permitted by regulation and at December 31, 2016, the total exposure with our largest lending relationship was $56.2 million, which is the total of the amount outstanding and committed for a group of seven commercial real estate loans. These loans were performing in accordance with their original terms at December 31, 2016.

Loan Commitments. We issue commitments for fixed and adjustable-rate mortgage loans conditioned upon the occurrence of certain events. Commitments to originate mortgage loans are legally binding agreements to lend to our customers. Generally, our loan commitments expire after 60 days.

Delinquent Loans and Leases. We identify loans and leases that may need to be charged-off as a loss by reviewing all delinquent loans and leases, classified loans and other loans that management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as a shortfall in collateral value may result in a write down to management’s estimate of net realizable value. The collateral or cash flow shortfall on all secured loans is charged-off when the loan becomes 90 days delinquent or in the case of unsecured loans the entire balance is charged-off when the loan becomes 90 days delinquent. For more information on how Beneficial Bank addresses credit risk, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Management.”

Deposit Activities and Other Sources of Funds

General. Deposits, borrowings and loan and investment repayments are the major sources of our funds for lending and other investment purposes. Scheduled loan and investment repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

Brokered Certificates of Deposit. We will use brokered certificates of deposit to extend the maturity of our deposits and limit interest rate risk in our deposit portfolio. We generally limit our use of brokered certificates of deposit to 10% or less of total deposits. At December 31, 2016, our brokered certificates of deposits totaled $285.8 million and represented approximately 6.9% of total deposits.

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also have the ability to utilize overnight repurchase agreements and securities sold under agreements to repurchase, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) notes and government agency mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one- to four-family real estate mortgage loans. At December 31, 2016, we had combined maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia of $2.0 billion.

Personnel

As of December 31, 2016, we had 778 full-time employees and 20 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Beneficial Insurance Services, LLC is a Pennsylvania limited liability company formed in 2004 and is wholly owned by Beneficial Bank. In 2005, Beneficial Insurance Services, LLC provides property, casualty, life, health and benefits insurance services to individuals and businesses.

Beneficial Advisors, LLC, which is wholly owned by Beneficial Bank, is a Pennsylvania limited liability company formed in 2000 to offer wealth management services and investment and insurance related products, including, but not limited to, fixed- and variable-rate annuities and the sale of mutual funds and securities through a third party broker dealer.

Neumann Corporation, which was formed in 1990, is a Delaware investment holding company that holds title to various securities and other investments. Neumann Corporation is 100% owned by Beneficial Bank. At December 31, 2016, Neumann Corporation held $538.1 million in assets.

Beneficial Equipment Finance Corporation, formerly BSB Union Corporation, was formed in 1994 to own and lease automobiles. In 2012, BSB Union Corporation obtained approval to engage in equipment leasing activities. Following the acquisition of Conestoga Bank in April 2016, the leasing operations of Beneficial Equipment Finance Corporation became an active subsidiary which originates small business leases.

Beneficial Abstract, LLC was dissolved during 2016.  Beneficial Abstract, LLC was an inactive title insurance company in which Beneficial Bank purchased a 40% ownership interest in 2006.

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

REGULATION AND SUPERVISION

General

The Bank is a Pennsylvania-chartered savings bank that is subject to extensive regulation, examination and supervision by the Pennsylvania Department of Banking and Securities (“Department”), as its primary regulator, and the FDIC, as its deposit insurer. The Bank is a member of the Federal Home Loan Bank system and, with respect to deposit insurance, of the Deposit Insurance Fund managed by the FDIC. The Bank must file reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The Pennsylvania Department of Banking and Securities and/or the FDIC conduct periodic examinations to test the Bank’s safety and soundness and compliance with various regulatory requirements. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in the regulatory requirements and policies, whether by the Department, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the Bank and its operations.

Effective as of December 23, 2016, the Company has elected to become a financial holding company under the Bank Holding Company Act of 1956, as amended.  As a financial holding company, the Company may engage in a broader array of financial activities than previously permitted, such as insurance underwriting and investment banking, and is subject to regulation, examination and supervision by the Federal Reserve Board.  Prior to December 23, 2016, the Company was a bank holding company that was subject to regulation, examination and supervision by the Federal Reserve Board.

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

The rules include new risk-based capital and leverage ratios, which became effective January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to Beneficial Bank are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  In addition, the rules assign a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. However, instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15.0 billion or less. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period.

The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement started to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

As of December 31, 2016, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

Restrictions on Dividends. The Company’s ability to declare and pay dividends may depend in part on dividends received from the Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and provides that dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless shareholders’ equity is at least equal to contributed capital. The Company paid cash dividends on its common stock totaling $0.12 per share during the year ended December 31, 2016, which were the first dividends paid in the Bank’s 163-year history.

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

Under the current prompt corrective action capital guidelines, an institution is deemed to be “well capitalized” if it has (1) a common equity Tier 1 capital ratio of 6.5%; (2) a Tier 1 capital ratio of 8%; (3) a total capital ratio of 10%; and (4) a Tier 1 leverage ratio of 5%. An institution is deemed to be “adequately capitalized” if it has (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of less than 4.5%; and (4) a Tier 1 leverage ratio of 4%. An institution is deemed to be “undercapitalized” if it has (1) a common equity Tier 1 capital ratio of less than 4.5%; (2) a Tier 1 capital ratio of less than 6%; (3) a total capital ratio of less than 8%; and (4) a Tier 1 leverage ratio of less than 4%.  An institution is deemed to be “significantly undercapitalized” if it has (1) a common equity Tier 1 capital ratio of less than 3%; (2) a Tier 1 capital ratio of less than 4%; (3) a total capital ratio of less than 6%; and (4) a Tier 1 leverage ratio of less than 3%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2016, the Company and the Bank met the conditions to be classified as a “well capitalized” institution.

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

Investments and Activities. Under federal law, all state-chartered banks insured by the FDIC have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of December 31, 2016, the Bank held no marketable equity securities under such grandfathering authority.

Transactions with Related Parties. Federal law limits the Bank’s authority to lend to, and engage in certain other transactions with (collectively, “covered transactions”) its “affiliates” (e.g., any company that controls or is under common control with an institution). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type specified by federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must generally be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliates. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank or financial holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

On June 30, 2016, the Deposit Insurance Fund’s designated reserve ratio rose to 1.17% from 1.13% on March 31, 2016.  FDIC regulations provide for three changes to deposit insurance assessments the quarter after the designated reserve ratio reaches or surpasses 1.15%.  As a result, effective July 1, 2016, (1) the range of initial assessment rates for all institutions declined based on final rules approve by the FDIC in February 2011 and April 2016; (2) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) began to be assessed by the FDIC; and (3) a revised method to calculate risk-based assessment rates for established small banks became applicable pursuant to a final rule approved by the FDIC in April 2016.  The surcharge on large banks, which equals 4.5 basis points of the institution’s deposit insurance assessment base, is in effect for assessments billed after the designated reserve ratio reaches 1.15%, and will continue until the reserve ratio reaches or exceeds 1.35% but no later than December 31, 2018.  As a result of these changes in deposit insurance assessments, the Company’s deposit insurance assessments have decreased by approximately $240 thousand.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At December 31, 2016, Beneficial Bank had a maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh of $1.8 billion of which it had $465.0 million in outstanding advances and $125.0 million in future dated advances outstanding. The balance remaining of $1.2 billion is our unused borrowing capacity with the Federal Home Loan Bank at December 31, 2016. Beneficial Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Beneficial Bank was in compliance with requirements for the Federal Home Loan Bank of Pittsburgh with an investment of $21.2 million at December 31, 2016.

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

Bank Secrecy Act and Anti-Money Laundering.  Federal laws and regulations impose obligations on U.S. financial institutions, including banks and broker/dealer subsidiaries, to implement and maintain appropriate policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. In addition, these provisions require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation.  The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Holding Company Regulation

General.  As a financial holding company, the Company is subject to examination, regulation and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. As a result, prior Federal Reserve Board approval would be required for the Company to acquire direct or indirect ownership or control of any voting securities of any bank or bank or financial holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve Board, before any bank acquisition can be completed, prior approval may also be required to be obtained from other agencies having supervisory jurisdiction over the bank to be acquired. A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association.

A financial holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association.

The Company is also subject to the Federal Reserve Board’s capital adequacy guidelines for bank and financial holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank.

A financial holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to this approval requirement for well-capitalized bank and financial holding companies that meet certain other conditions.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank or financial holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the bank or financial holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. The Federal Reserve Board’s policies also require that a bank or financial holding company serve as a source of financial strength to its subsidiary banks by standing ready to use available resources to provide adequate capital funds to those banks during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. Under the prompt corrective action laws, the ability of a bank or financial holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of the Company to pay dividends or otherwise engage in capital distributions.

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

The status of the Company as a registered financial holding company under the Bank Holding Company Act does not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Under the Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a bank or financial holding company or savings association. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the outstanding voting stock of the company or institution, unless the Federal Reserve Board has found that the acquisition will not result in a change of control. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a bank company.

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

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The tax years 2014 and 2015 remain subject to examination by the Internal Revenue Service.  For 2016, Beneficial Bank’s maximum federal income tax rate was 35%.

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

State, City and Local Taxation

Beneficial Bank, is a savings bank conducting business in Pennsylvania (PA), New Jersey (NJ) and Philadelphia (PHL), and is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax (“MTIT”) Act, New Jersey’s Corporation Business Tax, and the City of Philadelphia Business Privilege Tax. The MTIT is a tax upon separately stated net book income, determined in accordance with generally accepted accounting principles with certain adjustments. The MTIT tax rate is 11.5%. Net operating losses, if any, can be carried forward a maximum of three years for MTIT purposes. New Jersey’s Corporation Business Tax is calculated based on separate company apportioned taxable income, where taxable income is determined based on federal taxable income, subject to certain state adjustments and modifications. The New Jersey corporate income tax rate is 9.0%. Net operating losses may be carried forward for twenty years following the tax year for which they were first reported. The City of Philadelphia Business Privilege Tax is a tax upon net income (6.45%) or taxable gross receipts (.14%) imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts.  The tax years 2012 through 2015 remain subject to examination by various state and local taxing authorities.

Beneficial Equipment Finance Corporation (“BEFC”) is a corporation that is in the business of leasing small equipment and fixed assets. As a result of its leasing transactions, BEFC files as a separate company in several state and local jurisdictions and Beneficial Bancorp and its affiliates file in several unitary jurisdictions. These state and local jurisdictions have net operating loss carry forward periods between three and twenty years. Additionally, Beneficial Bank has other subsidiaries that file in Pennsylvania, Maryland and Delaware. These jurisdictions allow for net operating loss carryforwards that can be carried forward for twenty years.

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

Below is information regarding our executive officers. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2016.

Gerard P. Cuddy has served as President and Chief Executive Officer since 2006. From May 2005 to November 2006, Mr. Cuddy was a senior lender at Commerce Bank. From 2002 to 2005, Mr. Cuddy served as a Senior Vice President of Fleet/Bank of America. Before his service with Fleet/Bank of America, Mr. Cuddy held senior management positions with First Union National Bank and Citigroup. Age 57.

Thomas D. Cestare joined Beneficial Bank as Executive Vice President and Chief Financial Officer of Beneficial Bank in July 2010. Before joining Beneficial Bancorp and Beneficial Bank, Mr. Cestare served as Executive Vice President and Chief Accounting Officer of Sovereign Bancorp. Mr. Cestare is a certified public accountant who was a partner with the public accounting firm of KPMG LLP before joining Sovereign Bancorp in 2005. Age 48.

Pamela M. Cyr has served as Executive Vice President and Chief Retail Banking Officer since June 2012. Ms. Cyr is the former President and Chief Executive Officer of SE Financial Corp. Age 49.

Martin F. Gallagher has served as Executive Vice President and Chief Lending Officer of Beneficial Bank since February 2015.  Mr. Gallagher joined Beneficial in 2011 to build the Bank’s commercial lending business while enhancing the Bank’s overall credit approach.  He was named Chief Credit Officer in 2012, overseeing credit, portfolio management, and special assets/workout. Before that time, Mr. Gallagher managed and developed commercial banking portfolios for Bryn Mawr Trust Company and National Penn Bank. Age 60.

Joanne R. Ryder has served as Executive Vice President and Chief Administration Officer since April 2015. Ms. Ryder joined Beneficial Bank in July 2007 and was named Executive Vice President and Director of Brand & Strategy in January 2012. Before that time, Ms. Ryder served as Vice President, Field Marketing Manager at Commerce Bank. Age 42.

Item 1A.    RISK FACTORS

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. At December 31, 2016, we were asset sensitive and would benefit from an increase in interest rates.  In the event of a 200 basis point increase in interest rates, we would expect to experience a 3.6% increase in net interest income. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results.

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

At December 31, 2016, $1.39 billion, or 34.6%, of our loan portfolio consisted of commercial real estate loans, $694.2 million, or 17.3%, of our loan portfolio consisted of commercial business loans, and $224.8 million, or 5.6%, of our loan portfolio consisted of commercial construction loans, including loans for the acquisition and development of property. At December 31, 2016, we had a total of 47 land acquisition and development loans totaling $191.9 million included in commercial real estate and commercial construction loans, which consist of 17 residential land acquisition and development loans totaling $65.0 million and 30 commercial land acquisition and development loans totaling $126.9 million. We are committed to growing our commercial banking business and, in the past year, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. We expect to continue to look for additional qualified lenders to further accelerate our commercial loan growth.

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

Our banking and non-banking subsidiaries also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies, on-line banks, financial technology companies and governmental organizations, which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our banking operations. As a result, such non-bank competitors may have advantages over our banking and non-banking subsidiaries in providing certain products and services. Technological change is influencing how individuals and firms conduct their financial affairs and changing the delivery channels for financial services, with the result that the Company may have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network.  This competition may reduce or limit our margins on banking and non-banking services, reduce our market share, and adversely affect our earnings and financial condition.

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

At December 31, 2016, $894.5 million, or 22.3% of our loan portfolio, consisted of one- to four-family residential real estate loans and $249.0 million, or 6.2% of our loan portfolio, consisted of home equity loans and lines of credit. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new multi-family, commercial real estate, residential mortgage, and home equity loan originations and increased delinquencies and defaults in our real estate loan portfolio.

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Although economic conditions have improved since the end of the economic recession in June 2009, economic growth has been slower than in past recoveries and the recovery is entering its eighth year which is longer than past recoveries. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and increases in unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

Our results of operations are substantially dependent on our net interest income. At December 31, 2016, 23.7% of our assets were invested in investment securities, overnight investments and cash and due from banks. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

We are subject to certain risks in connection with our strategy of growing through mergers and acquisitions.

Mergers and acquisitions have contributed significantly to our growth in the past, and remain a component of our business model.  Most recently, as previously disclosed, on April 14, 2016, we completed the acquisition of Conestoga Bank. Additionally, it is possible that we could acquire other banking institutions, other financial services companies or branches of banks in the future. Acquisitions typically involve the payment of a premium over book and trading values and, therefore, may result in the dilution of our book value per share. Our ability to engage in future mergers and acquisitions depends on various factors, including (1) our ability to identify suitable merger partners and acquisition opportunities, (2) our ability to finance and complete transactions on acceptable terms and at acceptable prices and (3) our ability to receive the necessary regulatory and, when required, shareholder approvals. Furthermore, mergers and acquisitions involve a number of risks and challenges, including (1) our ability to integrate the branches and operations we acquire, and the internal controls and regulatory functions into our current operations and (2) the diversion of management’s attention from existing operations. Our inability to engage in an acquisition or merger for any of these reasons could have an adverse impact on the implementation of our business strategies.

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

Beneficial Insurance Services, LLC represents $9.3 million of our goodwill balance. Based on our latest annual impairment assessment performed as of September 30, 2016 for Beneficial Insurance Services, LLC, we concluded that goodwill was not impaired. Although, we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2016, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

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

As of December 31, 2016, we had net deferred tax assets totaling $44.8 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2016. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements. Our net deferred tax asset of $44.8 million was determined based on the current enacted federal tax rate of 35%.  Any possible future reduction in federal tax rates by the current administration, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material. Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

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

The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement started to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Item 1B.   UNRESOLVED STAFF COMMENTS

None.

Item 2.     PROPERTIES

We conduct our business through our headquarters located at 1818 Market Street, Philadelphia, PA and 63 branch offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington, Camden and Gloucester Counties in New Jersey. We own 32 properties and lease the other 31 properties. In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, nine offices in Montgomery County, 16 offices in Philadelphia County and four offices in Chester County. In New Jersey, we serve our customers through our 18 offices in Burlington County, four offices in Camden County and one office in Gloucester County. In addition, Beneficial Insurance Services, LLC operates one office in Montgomery County, Pennsylvania. All branches and offices are adequate for business operation.

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

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “BNCL.” As of February 27, 2017, the Company had approximately 2,943 holders of record of common stock.

The following table sets forth high and low sales prices for Beneficial Bancorp’s common stock for the periods indicated. Beneficial Bancorp paid dividends of 6 cents per share in the third and fourth quarters of 2016.  Beneficial Bancorp did not pay any dividends during the first and second quarters of 2016 or during the year ended December 31, 2015. As a result of the second-step conversion, the per share information for the quarter ended March 31, 2015 has been adjusted to reflect the 1.0999 exchange ratio.

2016:	High	Low

First Quarter	$13.66	$12.33
Second Quarter	$13.88	$12.48
Third Quarter	$15.04	$12.33
Fourth Quarter	$19.00	$14.35

2015:	High	Low

First Quarter	$11.56	$10.69
Second Quarter	$12.88	$11.15
Third Quarter	$13.26	$12.10
Fourth Quarter	$14.25	$13.20

Stock Performance Graph

The following graph provided by SNL Financial compares the cumulative total return of the Company’s common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all Standard Industrial Classification, (“SIC”)).  The graph assumes $100 was invested on December 31, 2011, the first day of trading of the Company’s common stock.  Cumulative total return assumes reinvestment of all dividends.  The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Beneficial Bancorp, Inc.	100.00	113.64	130.62	146.77	175.25	244.15
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Mid-Atlantic Thrift	100.00	120.16	156.28	165.53	182.99	219.89

Purchases of Equity Securities

On January 13, 2016, the Company announced that its Board of Directors had authorized its first share repurchase program since completing its mutual-to-stock conversion and related stock offering in January 2015 to acquire up to 8,291,859 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.  During the second quarter of 2016, Beneficial completed this first share repurchase program.

On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2016, the Company purchased 1,622,100 shares under the second stock repurchase plan.

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2016.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31	565,000	$14.69	565,000	6,323,878
November 1-30	175,000	14.59	175,000	6,148,878
December 1-31	—	—	—	6,148,878

(1)         On July 21, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 7,770,978 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

Item 6.     SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

At and For the Year Ended December 31, (Dollars in thousands, except per share amounts)	2016	2015	2014	2013	2012

Financial Condition Data:
Total assets	$5,738,593	$4,826,695	$4,751,522	$4,583,413	$5,006,404
Cash and cash equivalents	287,046	233,920	534,015	355,683	489,908
Investment securities available-for-sale	451,544	655,162	757,834	1,034,180	1,267,491
Investment securities held-to-maturity	602,529	696,310	727,755	528,829	477,198
Loans receivable, net	3,967,307	2,895,946	2,371,091	2,286,158	2,389,655
Deposits	4,158,188	3,451,923	3,879,709	3,660,016	3,927,513
Federal Home Loan Bank advances	465,000	165,000	165,000	195,000	140,000
Other borrowed funds	25,423	25,405	25,388	55,370	110,352
Stockholders’ equity	1,013,756	1,115,546	610,894	615,146	633,873

Operating Data:
Interest income	$173,793	$143,339	$139,305	$149,376	$170,430
Interest expense	22,876	19,117	21,881	25,640	30,973
Net interest income	150,917	124,222	117,424	123,736	139,457
Provision for loan losses	485	(3,600)	200	13,000	28,000
Net interest income after provision for loan losses	150,432	127,822	117,224	110,736	111,457
Non-interest income	27,805	24,284	24,783	25,125	27,606
Non-interest expenses	139,124	118,488	118,251	120,688	123,125
Income before income taxes	39,113	33,618	23,756	15,173	15,938
Income tax expense	13,644	10,725	5,723	2,595	1,759
Net income	$25,469	$22,893	$18,033	$12,578	$14,179

Average common shares outstanding — Basic	71,902,158	78,513,929	80,701,991	83,417,947	84,315,326
Average common shares outstanding — Diluted	72,632,437	79,276,984	81,379,981	83,686,329	84,502,976
Net income earnings per share - Basic	$0.34	$0.29	$0.22	$0.15	$0.17
Net income earnings per share — Diluted	$0.34	$0.29	$0.22	$0.15	$0.17
Dividends declared per share	$0.12	$—	$—	$—	$—

At and For the Year Ended December 31,	2016	2015	2014	2013	2012

Performance Ratios:
Return on average assets	0.47%	0.48%	0.40%	0.26%	0.29%

Return on average equity	2.45	2.15	2.94	2.01	2.23

Interest rate spread (1)	2.86	2.64	2.72	2.70	3.01

Net interest margin (2)	3.00	2.80	2.82	2.81	3.13

Non-interest expense to average assets	2.58	2.50	2.64	2.54	2.55

Efficiency ratio (3)	77.84	79.79	83.15	81.07	73.70

Average interest-earning assets to average interest-bearing liabilities	131.34	136.26	119.91	117.50	117.78

Average equity to average assets	19.20	22.42	13.67	13.15	13.10

Capital Ratios (4):
Tier 1 Leverage (to average assets)	14.76	16.86	11.05	10.15	9.53

Common Equity Tier 1 Capital (to risk weighted assets)	20.17	27.57	N/A	N/A	N/A

Tier 1 capital to risk-weighted assets	20.17	27.57	21.17	20.57	19.23

Total risk-based capital to risk-weighted assets	21.25	28.83	22.43	21.83	20.50

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.08	1.55	2.09	2.38	2.36

Allowance for loan losses as a percent of non-performing loans	160.75	120.79	126.92	73.05	62.37

Net charge-offs to average outstanding loans during the period	0.08	0.06	0.22	0.63	0.96

Non-performing loans as a percent of total loans (5)	0.67	1.28	1.65	3.25	3.78

Non-performing assets as a percent of total assets (5)	0.48	0.81	0.87	1.79	2.08

Other Data:

Number of offices (6)	63	55	58	60	62

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

(6)         During 2016, the increase in the number of offices was primarily due to the addition of nine branches as part of the acquisition of Conestoga Bank.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Summary

Our profitability is generally a function of the revenues we earn from our interest bearing assets less the cost of our interest bearing liabilities plus revenues we receive from non-interest income less our provision for loan losses and non-interest expenses.

Our primary source of revenue is net interest income. Net interest income, which comprises 84.4% of our revenue for the year ended December 31, 2016, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

A secondary source of revenue is non-interest income, which is income we receive from providing products and services. The majority of our non-interest income has come from service charges (mostly on deposit accounts), interchange income, mortgage banking and fee income from our insurance and wealth management services.

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

The Company completed the acquisition and integration of Conestoga Bank during the second quarter of 2016 which increased total loans by $518.3 million and total deposits by $588.4 million during the year ended December 31, 2016. The results of Conestoga Bank’s operations have been included in the Company’s financial statements beginning on April 15, 2016, the date of the consummation of the acquisition.

For the year ended December 31, 2016, our loan portfolio increased $1.1 billion, or 36.3%, due primarily to acquired loans from Conestoga Bank of $518.3 million (17.6% growth), net organic growth of $433.3 million (14.7% growth), and the purchase of $117.5 million of commercial real estate loans (4.0% growth).  Our strong organic loan growth is the result of investments we have made to increase our commercial lending team and their progress growing existing commercial relationships as well as establishing new relationships.

We recorded net income for the year ended December 31, 2016 of $25.5 million, or $0.34 per diluted share, compared to net income of $22.9 million, or $0.29 per diluted share, for the year ended December 31, 2015.  Our 2016 results included $8.8 million of merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s previously announced April 2016 expense management reduction program.

During 2016, we were able to improve our net interest margin, which totaled 3.00% for the year ended December 31, 2016 compared to 2.80% for the year ended December 31, 2015. Our margin has benefited from organic loan growth, the impact of the Conestoga Bank acquisition, and continued improvement in the mix of our balance sheet.

Asset quality metrics remain strong as non-performing loans, excluding government guaranteed student loans, decreased to $12.1 million at December 31, 2016, compared to $14.8 million at December 31, 2015.  Our ratio of non-performing assets to total assets, excluding government guaranteed student loans, decreased to 0.22% at December 31, 2016 compared to 0.33% at December 31, 2015.

At December 31, 2016, the Bank’s allowance for loan losses totaled $43.3 million, or 1.08% of total loans, compared to $45.5 million, or 1.55% of total loans, at December 31, 2015. The decline in the coverage ratio is primarily due to $518.3 million of acquired Conestoga Bank loans that were recorded at fair value as well as the organic growth in our loan portfolio.

During the second quarter of 2016, the Company completed its first share repurchase program since completing its mutual-to-stock conversion and related stock offering in January 2015. Under the first program, Beneficial repurchased 8,291,859 shares of its common stock.  On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2016, the Company purchased 1,622,100 shares of its common stock under the second stock repurchase plan.

During the year ended December 31, 2016, the Company declared and paid cash dividends totaling $8.8 million.  On January 26, 2017, Beneficial Bancorp declared a cash dividend of $0.06 per share, payable on or after February 23, 2017, to common shareholders of record at the close of business on February 13, 2017.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Our capital levels have remained strong with tangible capital to tangible assets totaling 15.10% at December 31, 2016 compared to 21.04% at December 31, 2015. The decrease in this ratio can be attributed to share repurchases and the impact of the acquisition of Conestoga Bank.

During the year ended December 31, 2016, we began an advertising campaign with a focus on our heritage and dedication to Philadelphia, our values, and our guiding philosophy to always do what’s right.  It also introduced our refreshed tagline, “True to our name.  Since 1853.”  The campaign was featured on television, radio, outdoor, digital, transit, and social media throughout the Delaware Valley.

We believe in working with our customers to help them save and use credit wisely. We dedicate financial and human capital to support organizations that share our sense of responsibility to do what’s right for the communities we serve. We remain committed to the financial responsibility we have practiced throughout our 163-year history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions.

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

Differentiating Beneficial Bank as a community bank that educates its customers to “do the right thing” financially by utilizing the “Beneficial Conversation” to better understand our customers and their needs and offer more personalized products and services

We are committed to educating our customers to “do the right thing” financially by providing them with the tools necessary to make wise financial decisions. To effect this, we seek to understand our customers’ financial needs and goals through a conversational approach known as the “Beneficial Conversation,” which allows us to build financial plans around each customer’s needs, life stages and priorities. We have developed a sophisticated training program centered around the Beneficial Conversation that we have administered to our entire retail group in an effort to familiarize our employees with our broad array of financial products, including cash management, insurance and other related retail services we provide. We require that all of our employees become fluent and certified in this conversational approach to customer interaction, and we have implemented the “Beneficial Conversation” in our branch offices as well as through digital social media outlets. The Beneficial Conversation is a continuous, multi-step process that enables us to better understand a customer’s current financial state, future financial goals and the best path towards achieving those goals. Once we develop such an understanding, we then educate the customer on the products and services we offer that best help them attain their financial goals.

In addition to our branch offices, we maintain educational campuses that we believe provide the ideal setting for us to engage in the Beneficial Conversation with our customers. We opened our first two educational campuses in 2010 in Cherry Hill, New Jersey and have subsequently opened four additional educational campuses in Pennsylvania. Our educational campuses, which are strategically located within our branch network, exemplify our “knowledge bank” philosophy by providing educational workshops, where customers can receive helpful financial tips on a variety of topics from experts in their respective fields, in addition to traditional banking services. Each of our educational campuses also hosts a learning library that includes books for customers to read and borrow, offers a “knowledge bar” that allows customers to explore new technologies in banking and includes space that can be used by local community members free of charge for meetings or seminars.

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

Increasing profitability through an improved balance sheet mix by growing commercial and small business lending and reducing our cash and investments

We have a diversified loan portfolio, which includes commercial real estate and commercial and industrial loans made to middle market and small business customers. We are focused on improving the composition of our balance sheet by increasing loan production, particularly by originating commercial loans. Commercial loan customers provide us with an opportunity to offer a full range of our products and services including cash management, insurance, loan and deposit products. We have strengthened our infrastructure to support future growth by investing in highly-qualified employees in key areas, particularly with respect to our commercial banking business and by improving our technological capabilities and brand recognition. Specifically, in recent years, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. For the year ended December 31, 2016, our loan portfolio increased $1.1 billion, or 36.3%, primarily due to acquired  Conestoga Bank loans of $518.3 million, net organic loan growth of $433.3 million, and the purchase of $117.5 million of commercial real estate loans.  We are also focused on increasing our small business lending. We currently offer a wide array of lending and deposit products that we can effectively market to our small business customers in an effort to increase our small business market share. To better capitalize on these opportunities, in recent years, our lending teams work with our branches and focus on small business lending. Also, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. In connection with the Conestoga acquisition we also acquired a small business equipment leasing and finance company that provides equipment finance to small businesses.  At the same time, our capital base and greater product mix enables us to effectively compete against smaller banks. The ratio of our total cash and cash equivalents and total investment securities to total assets decreased to 23.7% as of December 31, 2016 from 33.0% as of December 31, 2015.  Our loans-to-deposits ratio increased to 96.4% at December 31, 2016 from 85.2% at December 31, 2015 which helped stabilize net interest margin and improve profitability.

Employing a shareholder-focused management of capital

Maintaining a strong capital base is critical to support our long-range business plan; however, we recognize that we will have a historically high level of capital following completion of the offering. Consequently, we intend to manage our capital position, using appropriate capital management tools to return excess capital to our stockholders, consistent with applicable regulations and policies. In accordance with the capital management strategy, on January 13, 2016, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 8,291,859 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares. During the second quarter of 2016, the Company completed this share repurchase program.  On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2016, the Company purchased 1,622,100 shares under the second stock repurchase plan. The Company paid cash dividends on its common stock totaling $0.12 per share during the year ended December 31, 2016, which were the first dividends paid in the Bank’s 163 year history.  We also intend to use our capital to support continued organic growth and to pursue acquisition opportunities.

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

On April 14, 2016, the Company completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company, Conestoga and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and subsequently merged Conestoga Bank with and into Beneficial Bank. The acquisition increased total loans by $518.3 million and total deposits by $588.4 million. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 15, 2016, the date of the acquisition, through December 31, 2016.  The acquisition of Conestoga Bank increased the Company’s market share in southeastern Pennsylvania and provided Beneficial with new branches in Blue Bell, Chester Springs, Feasterville, Media, Wayne and Philadelphia, Pennsylvania.

We continue to operate in a highly fragmented banking market, in which 77 of the 100 banking institutions in the Philadelphia metro area have less than 10 branches. We believe that this fragmented market will provide opportunities to deploy the capital raised from the second step conversion and grow both organically and through acquisition. We further believe that changes in the industry as well as continued economic challenges for the banking industry have created and will create acquisition opportunities for us. We believe that we are well positioned to execute on our growth strategies and to continue to pursue selective acquisitions of banking institutions and other financial services companies primarily in and adjacent to our existing market area due to our strong capital position. We will continue to ensure any acquisition opportunity meets our financial hurdles including earnings accretion, tangible book value dilution, earn-back period and internal rate of return.

Enhancing earnings by increasing core deposits and emphasizing operational efficiencies

Deposits are our primary source of funds for investing and lending. Deposits increased $706.3 million, or 20.5%, to $4.16 billion at December 31, 2016 from $3.45 billion at December 31, 2015.  Deposit growth was primarily achieved through organic core deposit growth of $134.6 million, or 4.8%, the acquisition of Conestoga Bank’s deposits of $588.4 million, and an $87.4 million increase in brokered deposits, offset by declines of $84.1 million in time deposits and $15.9 million in Conestoga core deposit accounts.  Core deposits, which include all deposit types except for certificates of deposit, comprised 78.6% of our total deposits at December 31, 2016, up from 76.4% of total deposits at December 31, 2011. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers while based on employing the Beneficial Conversation at our branch locations.  In 2017, we intend to launch a new online platform for our commercial and consumer customers, as well as a new cash management system for commercial accounts.  We believe that these new tools will help our commercial lending teams expand existing relationships and develop new ones to grow commercial deposits.

We also recognize that controlling operating expenses is essential to our long-term profitability. We are focused on leveraging our existing infrastructure as we grow organically and through acquisition.  During 2016, our efficiency ratio improved to 77.84% from 83.15% in 2014.  Our 2016 efficiency ratio reflected $8.8 million of merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s previously announced April 2016 expense management reduction program.  Excluding these costs, our 2016 efficiency ratio was 72.94%.  We intend to continue to focus on operational efficiencies and methods to identify cost savings opportunities, such as reviewing our current branch structure, reviewing key third-party contracts and evaluating certain other operating expenses.  We also expect our efficiency ratio to further improve as we deploy our capital for organic growth and acquisitions.

Maintaining asset quality by using consistent, disciplined underwriting practices to maintain the quality of our loan portfolio

We believe that maintaining high asset quality is a key to long-term financial success. Over the past several years, in an effort to improve asset quality, we have strengthened and added additional resources to our lending and credit teams, who have continued to apply prudent and disciplined underwriting standards and have continued to diligently monitor collection efforts. As a result of these efforts, we have improved our asset quality over the past several years. Non-performing assets have decreased from $104.1 million at December 31, 2012 to $27.7 million at December 31, 2016.  Additionally, non-performing loans to total loans have decreased from 3.78% at December 31, 2011 to 0.67% at December 31, 2016.

Current Interest Rate Environment

Net interest income represents a significant portion of our revenues.  For the year ended December 31, 2016, net interest income was $150.9 million, an increase of $26.7 million, or 21.5%, from the year ended December 31, 2015. The increase in net interest income was primarily due to the acquisition of Conestoga Bank, organic loan growth and improvement in our balance sheet mix. Our net interest margin increased to 3.00% for the year ended December 31, 2016 from 2.80% for the year ended December 31, 2015. During 2016, we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.  The ratio of our total cash and cash equivalents and total investment securities to total assets decreased to 23.7% as of December 31, 2016 from 33.0% as of December 31, 2015.  Our loans-to-deposits ratio increased to 96.4% at December 31, 2016 from 85.2% at December 31, 2015 which helped stabilize net interest margin and improve profitability.  Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

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

Allowance for Loan and Lease Losses. We consider the allowance for loan and lease losses to be a critical accounting policy. The allowance for loan and lease losses is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan or lease portfolio, current economic conditions and other pertinent factors. Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations. The allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

The allowance for loan and lease losses is established through a provision for loan and lease losses charged to expense, which is based upon past loan loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. Determining the amount of the allowance for loan and lease losses necessarily involves a high degree of judgment. Among the material estimates required to establish the allowance are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. Management regularly reviews the level of loss experience, current economic conditions and other factors related to the collectability of the loan portfolio. Although we believe that we use the best information available to establish the allowance for loan and lease losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, the Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking and Securities, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on judgments about information available to them at the time of their examination.

Our financial results are affected by the changes in and the level of the allowance for loan and lease losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan and lease losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.3 million to $8.7 million for the year ended December 31, 2016. We also have approximately $27.7 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $2.8 million. During 2016 and 2015, delinquencies, net charge-offs and non-performing assets remained at low levels. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in this Annual Report.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $169.1 million at December 31, 2016 compared to $122.0 million at December 31, 2015.  The increase in goodwill during the year ended December 31, 2016 was the result of the goodwill associated with the Company’s acquisition of Conestoga Bank.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2016, management reviewed qualitative factors for the banking unit, which represents $159.8 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2015. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2016.

During 2016, the Company made a voluntary change in the method of applying an accounting principle related to the timing of the annual goodwill impairment assessment, as it relates to Beneficial Insurance Services, LLC, from December 31st to September 30th.  Management made this decision based on the time intensive nature of the goodwill impairment assessment for Beneficial Insurance Services, LLC.  During 2016, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC as of September 30, 2016 based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill as of September 30, 2016. Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC for 2016, Beneficial Insurance Services, LLC has experienced declining revenues and profitability in recent years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. During the year ended December 31, 2016, the Company noted no indicators of impairment as it relates to other amortizing intangibles. As of December 31, 2016, management reviewed qualitative factors for its intangible assets and determined that it was more likely than not that the fair value of the intangible assets was greater than their carrying amount.

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

As of December 31, 2016, we had net deferred tax assets totaling $44.8 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of December 31, 2016. Our net deferred tax asset of $44.8 million was determined based on the current enacted federal tax rate of 35%.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

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

Expected Long-term Rate of Return on Plan Assets. Based on historical experience, market projections, and the target asset allocation set forth in the investment policy for the retirement plans, the pre-tax expected rate of return on plan assets was 7.25% for both 2016 and 2015. This expected rate of return is dependent upon the asset allocation decisions made with respect to plan assets. Annual differences, if any, between expected and actual returns are included in the unrecognized net actuarial gain or loss amount. We generally amortize any unrecognized net actuarial gain or loss in excess of 10% in net periodic pension expense over the average future service of active employees, which is approximately seven years, or the average future lifetime for plans with no active participants that are frozen.

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

Balance Sheet Analysis

Total assets increased $911.9 million, or 18.9%, to $5.74 billion at December 31, 2016 compared to $4.83 billion at December 31, 2015.  The increase in total assets was primarily due to the $649.9 million of assets acquired as part of the acquisition of Conestoga Bank, strong organic loan growth as well as the purchase of $117.5 million of CRE loans.  Cash and cash equivalents increased $53.1 million to $287.0 million at December 31, 2016 from $233.9 million at December 31, 2015.  The increase in cash and cash equivalents was primarily driven by the increase in borrowed funds and brokered CDs to meet liquidity needs and lock in lower funding rates.

Securities

Investments decreased $285.0 million, or 20.9%, to $1.08 billion at December 31, 2016 compared to $1.36 billion at December 31, 2015, as we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

At December 31, 2016, our investment portfolio, excluding Federal Home Loan Bank (“FHLB”) stock, was $1.1 billion, or 18.4% of total assets.  At December 31, 2016, 95.2% of the investment portfolio was comprised of mortgage-backed securities issued by Freddie Mac and Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”), including collateralized mortgage obligations (“CMO”) securities issued by Freddie Mac and Fannie Mae. At December 31, 2016, our investment portfolio also included 0.3% of municipal bonds, 1.8% of corporate bonds and 0.4% of government-sponsored enterprise (“GSE”) notes. The remaining 2.3% of our investment portfolio consisted of foreign bonds, mutual funds and money market funds.

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of December 31, 2016, approximately 95.7% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at December 31, 2016, approximately 2.2% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 2.1% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, FHLB stock and mutual funds.

The following table sets forth the cost and fair value of investment securities at December 31, 2016, 2015 and 2014.

	2016		2015		2014
December 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
GSE and agency notes	$4,649	$4,659	$6,107	$6,109	$8,538	$8,614

Mortgage-backed securities:
Ginnie Mae guaranteed mortgage certificate	3,734	3,868	4,395	4,541	5,038	5,232
GSE mortgage-backed securities	374,593	376,534	543,687	547,271	641,952	648,948
Collateralized mortgage obligations	22,920	22,681	32,717	32,357	45,494	45,270
Total mortgage-backed securities	401,247	403,083	580,799	584,169	692,484	699,450

Municipal and other bonds
Municipal bonds	2,320	2,402	30,146	31,656	44,378	46,364
Corporate securities	19,487	19,457	11,986	11,860	—	—
Total municipal and other bonds	21,807	21,859	42,132	43,516	44,378	46,364

Money market and mutual funds	21,952	21,943	21,401	21,368	3,458	3,406
Total securities available-for-sale	449,655	451,544	650,439	655,162	748,858	757,834

Securities held-to-maturity:
Mortgage-backed securities:
GSE mortgage-backed securities	569,319	564,647	654,803	653,510	677,501	681,196
Collateralized mortgage obligations	30,580	30,422	38,757	38,921	47,384	47,421
Total mortgage-backed securities	599,899	595,069	693,560	692,431	724,885	728,617

Municipal bonds	630	680	750	819	870	961
Foreign bonds	2,000	2,036	2,000	2,040	2,000	2,011
Total municipal and other bonds	2,630	2,716	2,750	2,859	2,870	2,972
Total securities held-to-maturity	602,529	597,785	696,310	695,290	727,755	731,589
Total investment securities	$1,052,184	$1,049,329	$1,346,749	$1,350,452	$1,476,613	$1,489,423

Mortgage-backed securities are a type of asset-backed security that is secured by a mortgage, or a collection of mortgages. These securities usually pay periodic payments that are similar to coupon payments. Furthermore, the mortgage must have originated from regulated and authorized financial institutions. The contractual cash flows of investments in government sponsored enterprises’ mortgage-backed securities are debt obligations of Freddie Mac and Fannie Mae, both of which are currently under the conservatorship of the Federal Housing Finance Agency. The cash flows related to Ginnie Mae securities are direct obligations of the U.S. Government. Mortgage-backed securities are also known as mortgage pass-throughs. CMOs are a type of mortgage-backed security that create separate pools of pass-through rates for different classes of bondholders with varying cash flow structures, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectuses. At December 31, 2016, we had no investments in a single company or entity (other than United States government sponsored enterprise securities) that had an aggregate book value in excess of 10% of our equity.

At December 31, 2016, December 31, 2015 and December 31, 2014, securities totaling $623.4 million, $754.8 million and $490.6 million, respectively, were in an unrealized loss position and the unrealized losses on these securities totaled $9.3 million, $7.6 million and $6.1 million, respectively.  At December 31, 2016 and 2015, the unrealized losses in the portfolio were mainly attributed to GSE mortgage-backed securities, CMOs and corporate securities. The unrealized losses are due to current interest rate levels relative to our cost and not credit quality. As we do not intend to sell the investments, and it is not likely we will be required to sell the investments before recovery, we do not consider the investments to be other than temporarily impaired at December 31, 2016. During the years ended December 31, 2016, and 2015, we did not record any impairment charges for securities.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2016. Certain securities have adjustable interest rates and will reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Mutual funds and money market funds are not included in the table based on lack of a maturity date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2016	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average	Carrying	Weighted Average
(Dollars in thousands)	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Securities available-for-sale:
GSE and agency notes	$—	—%	$—	—%	$4,659	1.9%	$—	—%	$4,659	1.9%
Mortgage-backed securities & CMOs	52,519	1.0	72,199	1.9	118,512	2.7	159,853	2.7	403,083	2.3
Municipal bonds	—	—	2,402	4.0	—	—	—	—	2,402	4.0
Corporates	—	—	—	—	19,457	4.6	—	—	19,457	4.6
Total available-for-sale	52,519	1.0	74,601	1.9	142,628	2.9	159,853	2.7	429,601	2.4

Securities held to maturity:
Mortgage-backed securities & CMOs	42	4.9	120,592	2.1	$119,811	2.6	$359,454	2.6	$599,899	2.5%
Foreign bonds	500	2.4	1,500	3.0	—	—	—	—	2,000	2.9
Municipal bonds	125	4.9	505	5.5	—	—	—	—	630	5.4
Total held to maturity	667	3.0	122,597	2.1	119,811	2.6	359,454	2.6	602,529	2.5
Total	$53,186	1.1%	$197,198	2.1%	$262,439	2.8%	$519,307	2.7%	$1,032,130	2.5%

Loans

Loans increased $1.1 billion, or 36.3%, to $4.01 billion at December 31, 2016 from $2.94 billion at December 31, 2015.  The increase in loans was primarily due to acquired Conestoga Bank loans of $518.3 million, net organic growth of $433.3 million, and the purchase of $117.5 million of commercial real estate loans.

The following table shows the loan portfolio at the dates indicated:

December 31,	2016		2015		2014		2013		2012
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial Loans:
Commercial real estate	$1,388,396	34.6%	$971,086	33.0%	$609,646	25.2%	$584,133	24.9%	$639,557	26.1%
Commercial business loans	694,246	17.3	496,313	16.9	442,190	18.2	378,663	16.2	332,169	13.6
Small business leases	139,013	3.5	—	—	—	—	—	—	—	—
Commercial construction	224,832	5.6	116,452	4.0	69,140	2.9	38,067	1.6	105,047	4.3
Total commercial loans	2,446,487	61.0%	1,583,851	53.9	1,120,976	46.3	1,000,863	42.7	1,076,773	44.0

Residential Loans:
Residential real estate	894,474	22.3	735,724	25.0	668,068	27.6	683,977	29.2	667,340	27.3
Total residential loans	894,474	22.3	735,724	25.0	668,068	27.6	683,977	29.2	667,340	27.3

Consumer Loans:
Home equity & lines of credit	248,953	6.2	231,808	7.9	227,055	9.3	234,154	10.0	258,499	10.5
Personal	21,863	0.6	20,640	0.7	28,668	1.2	40,892	1.8	55,850	2.3
Education	164,202	4.1	181,646	6.1	195,185	8.1	206,521	8.8	217,896	8.9
Automobile	234,589	5.8	187,777	6.4	181,793	7.5	175,400	7.5	170,946	7.0
Total consumer loans	669,607	16.7	621,871	21.1	632,701	26.1	656,967	28.1	703,191	28.7
Total loans	4,010,568	100.0%	2,941,446	100.0%	2,421,745	100.0%	2,341,807	100.0%	2,447,304	100.0%
Allowance for losses	(43,261)		(45,500)		(50,654)		(55,649)		(57,649)
Loans, net	$3,967,307		$2,895,946		$2,371,091		$2,286,158		$2,389,655

Loan Maturity

The following table sets forth certain information at December 31, 2016 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

December 31, 2016 (Dollars in thousands)	Commercial Real Estate	Commercial Business	Small Business Leases	Commercial Construction	Residential Real Estate	Home Equity & Lines of Credit	Personal	Education	Auto	Total Loans

Amounts due in:

One year or less	$84,083	$105,877	$7,446	$37,550	$2,463	$33,410	$1,421	$553	$2,424	$275,227
More than 1-5 years	391,674	294,700	123,084	94,416	10,801	17,700	5,838	6,040	122,583	1,066,836
More than 5-10 years	651,700	191,927	8,483	90,983	51,844	47,235	6,856	22,894	109,582	1,181,504
More than 10 years	260,939	101,742	—	1,883	829,366	150,608	7,748	134,715	—	1,487,001
Total	$1,388,396	$694,246	$139,013	$224,832	$894,474	$248,953	$21,863	$164,202	$234,589	$4,010,568

The following table sets forth all loans at December 31, 2016 that are due after December 31, 2017, and have either fixed interest rates or floating or adjustable interest rates:

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total

Commercial real estate	$376,640	$927,673	$1,304,313
Commercial business	135,911	452,458	588,369
Small business leases	131,567	—	131,567
Commercial construction	68,056	119,226	187,282
Residential real estate	844,407	47,604	892,011
Home equity and lines of credit	123,933	91,610	215,543
Personal	20,402	40	20,442
Education	160,795	2,854	163,649
Automobile	232,165	—	232,165
Total	$2,093,876	$1,641,465	$3,735,341

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated:

Year Ended December 31, (Dollars in thousands)	2016	2015	2014	2013	2012
Total loans at beginning of period	$2,941,446	$2,421,745	$2,341,807	$2,447,304	$2,576,129
Originations:
Commercial:
Commercial real estate	233,318	123,844	131,223	59,278	79,542
Commercial business	347,973	315,301	285,165	163,937	82,791
Commercial small business leases	60,157	—	—	—	—
Commercial construction	200,691	104,306	53,886	23,535	38,811
Total commercial loans	842,139	543,451	470,274	246,750	201,144

Residential:
Residential real estate	258,287	148,380	100,766	174,185	227,323
Total residential loans	258,287	148,380	100,766	174,185	227,323

Consumer:
Home equity and lines of credit	89,503	82,519	68,506	58,175	72,696
Personal	1,450	1,063	1,187	1,478	1,377
Automobile	131,382	86,233	85,076	79,856	82,223
Total consumer loans	222,335	169,815	154,769	139,509	156,296
Total loans originated	1,322,761	861,646	725,809	560,444	584,763

Loans acquired in business combinations	518,348	—	—	—	175,231

Purchases	117,458	356,083	—	—	—
Less:

Principal payments & repayments (net of charge-offs)	869,552	678,537	607,246	639,813	779,504
Loan sales	19,530	19,050	38,352	20,591	100,685
Transfers to foreclosed real estate	363	441	273	5,537	8,630
Total loans at end of period	$4,010,568	$2,941,446	$2,421,745	$2,341,807	$2,447,304

Deposits

Our primary source of funds is our deposits, which are comprised of demand deposits, money market and passbook accounts and certificates of deposit.

Deposits increased $706.3 million, or 20.5%, to $4.16 billion at December 31, 2016 from $3.45 billion at December 31, 2015.  Deposit growth was primarily achieved through organic core deposit growth of $134.6 million, or 4.8%, the acquisition of Conestoga Bank’s deposits of $588.4 million, and an $87.4 million increase in brokered deposits, offset by declines of $84.1 million in time deposits and $15.9 million in Conestoga core deposit accounts. The following table sets forth the deposits as a percentage of total deposits for the dates indicated:

	2016		2015		2014
At December 31, (Dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

Non-interest bearing deposits	$518,294	12.5%	$409,233	11.8%	$369,683	9.5%
Interest-earning checking accounts	930,227	22.4	757,718	22.0	632,345	16.3
Stock subscription deposits received(1)	—	—	—	—	463,036	11.9
Municipal checking accounts	125,063	3.0	132,642	3.8	179,439	4.6
Money market accounts	444,226	10.7	389,403	11.3	424,789	11.0
Savings accounts	1,265,864	30.4	1,132,842	32.8	1,126,848	29.1
Certificates of deposit	874,514	21.0	630,085	18.3	683,569	17.6
Total	$4,158,188	100.0%	$3,451,923	100.0%	$3,879,709	100.0%

(1)Additional stock subscription proceeds of $19.1 million were held in escrow in various deposit accounts at December 31, 2014.

We are required to pledge securities to secure municipal deposits. At December 31, 2016 and 2015, we had pledged $90.7 million and $75.7 million, respectively, of securities to secure these deposits.

The following table sets forth the time remaining until maturity for certificate of deposits of $100,000 or more at December 31, 2016:

December 31, 2016 (Dollars in thousands)	Certificates of Deposit
Maturity Period:
Three months or less	$33,715
Over three through six months	31,697
Over six through twelve months	59,362
Over twelve months	51,184
Total	$175,958

The following table sets forth the deposit activity for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2016	2015	2014
Beginning balance	$3,451,923	$3,879,709	$3,660,016
Increase (decrease) before interest credited	102,299	40,348	(277,357)
Interest credited	15,580	14,002	14,914
Deposits acquired from Conestoga Bank	588,386	—	—
Stock subscription deposits received	—	(482,136)	482,136
Net increase (decrease) in deposits	706,265	(427,786)	219,693
Ending balance	$4,158,188	$3,451,923	$3,879,709

Stock subscription funds were reclassified to stockholders’ equity upon the completion of the second-step conversion on January 12, 2015.

Borrowings

We have the ability to utilize advances from the Federal Home Loan Bank of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also have the ability to utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, GSE notes and GSE mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one- to four-family real estate mortgage loans. During 2016, borrowings increased $300.0 million to $490.4 million at December 31, 2016 and are being used as a low cost funding source to replace higher cost brokered CDs and fund organic loan growth.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2016	2015	2014
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$465,000	$165,000	$195,000
Repurchase agreements	—	—	30,000
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,423	25,405	25,388
Other	—	—	—
Average outstanding balance during period:
Federal Home Loan Bank advances	$322,760	$165,000	$189,740
Repurchase agreements	—	—	25,397
Federal Home Loan Bank overnight borrowings	5	5	5
Federal Reserve Bank of Philadelphia overnight borrowings	5	5	5
Statutory trust debenture	25,414	25,397	25,379
Other	16	19	22
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.04%	2.76%	2.87%
Repurchase agreements	—	—	3.84
Federal Home Loan Bank overnight borrowings	0.62	0.35	0.32
Federal Reserve Bank of Philadelphia overnight borrowings	1.01	0.75	0.75
Statutory trust debenture	2.40	2.00	1.93
Other	0.79	0.60	0.60
Balance outstanding at end of period:
Federal Home Loan Bank advances	$465,000	$165,000	$165,000
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,423	25,405	25,388
Other	—	—	—
Weighted average interest rate at end of period:
Federal Home Loan Bank advances	1.82%	2.72%	2.72%
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	2.54	2.09	1.82
Other	—	—	—

Results of Operations for the Years Ended December 31, 2016, 2015, and 2014

Financial Highlights

Net income was $25.5 million for the year ended December 31, 2016 compared to net income of $22.9 million for the year ended December 31, 2015 and net income of $18.0 million for the year ended December 31, 2014. The increase in net income during 2016 can be attributed to the acquisition of Conestoga Bank during the second quarter of 2016 as well as organic loan growth and improvement in our balance sheet mix.  The increase in net income during 2015 was primarily due to improved asset quality that resulted in a reduction in our provision for loan losses and lower classified loan and other real estate owned expense.

For the year ended December 31, 2016, net interest income was $150.9 million, an increase of $26.7 million, or 21.5%, from $124.2 million for the year ended December 31, 2015. The increase in net interest income was primarily due to the acquisition of Conestoga Bank, organic loan growth and improvement in our balance sheet mix.  Net interest income was $124.2 for the year ended December 31, 2015 compared to $117.4 million for the year ended December 31, 2014. The increase in net interest income during 2015 was primarily due to an increase in net interest income as a result of deploying a portion of the proceeds from the Bank’s second step conversion, which was completed in January 2015, improving asset quality which resulted in lower provisions for loan losses, and continued management of expense levels.

As a result of loan growth and net charge-offs during 2016, we recorded a $485 thousand provision for loan losses during the year ended December 31, 2016.  Asset quality improvement and low net loan charge-offs resulted in a reduction in our provision of $3.6 million for the year ended December 31, 2015 and a provision of $200 thousand for the year ended December 31, 2014.

Non-interest expense increased $20.3 million to $139.1 million for the year ended December 31, 2016 compared to $118.5 million for the year ended December 31, 2015 primarily due to $7.2 million of merger and restructuring charges related to the acquisition of Conestoga Bank and $1.6 million related to our previously announced expense management reduction program.  In addition, salaries and employee benefits increased $4.1 million and board fees increased $1.8 million primarily due to stock based compensation associated with the shares granted under the 2016 Omnibus Incentive Plan.  Non-interest expense levels decreased during the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to lower classified loan and other real estate owned related expenses as our asset quality improved.

Income tax expense increased in 2016 and 2015 from 2014 primarily due to higher profitability levels and a higher ratio of taxable income compared to tax exempt income during these periods.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

Year Ended December 31,				Change 2016/2015		Change 2015/2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%

Net interest income	$150,917	$124,222	$117,424	26,695	21.49%	$6,798	5.79%
Provision for loan losses	485	(3,600)	200	4,085	(113.47)%	(3,800)	(1,900.00)%
Non-interest income	27,805	24,284	24,783	3,521	14.50%	(499)	(2.01)%
Non-interest expense	139,124	118,488	118,251	20,636	17.42%	237	0.20%
Income tax expense	13,644	10,725	5,723	2,919	27.22%	5,002	87.40%
Net income	25,469	22,893	18,033	2,576	11.25%	4,860	26.95%

Return on average equity	2.45%	2.15%	2.94%
Return on average assets	0.47%	0.48%	0.40%

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

Average Balance Tables

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2016			2015			2014
	Average	Interest &	Yield /	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Overnight Investments	$177,493	$935	0.53%	$291,062	$758	0.26%	$281,749	$712	0.25%
Stock	15,515	707	4.56%	8,800	766	8.58%	14,794	635	4.23%
Other Investment securities	1,192,835	24,461	2.05%	1,438,770	29,936	2.08%	1,484,829	31,526	2.12%
Total Investment securities	1,385,843	26,103	1.88%	1,738,632	31,460	1.81%	1,781,372	32,873	1.84%

Loans and leases:
Real estate loans
Residential	803,490	32,553	4.05%	706,597	29,951	4.24%	672,288	29,853	4.44%
Non-residential	1,400,986	55,607	3.93%	828,044	35,748	4.28%	598,581	29,086	4.81%
Total real estate	2,204,476	88,160	3.97%	1,534,641	65,699	4.26%	1,270,869	58,939	4.61%
Business loans	344,104	15,450	4.43%	215,270	9,688	4.45%	226,108	10,978	4.80%
Shared National Credits	219,750	6,213	2.79%	204,544	5,574	2.69%	117,177	3,050	2.57%
Small Business loans	99,224	4,942	4.91%	85,694	4,747	5.48%	99,922	5,669	5.61%
Small Business leases	93,447	5,428	5.81%	81	4	4.85%	40	2	4.81%
Total Business & Small Business loans and leases	756,525	32,033	4.18%	505,589	20,013	3.92%	443,247	19,699	4.39%
Total Business loans and leases	2,157,511	87,640	4.01%	1,333,633	55,761	4.14%	1,041,828	48,785	4.63%
Personal loans	651,975	27,497	4.22%	623,426	26,167	4.20%	641,544	27,794	4.33%
Total loans and leases, net of discount	3,612,976	147,690	4.06%	2,663,656	111,879	4.18%	2,355,660	106,432	4.50%
Total interest earning assets	4,998,819	173,793	3.46%	4,402,288	143,339	3.24%	4,137,032	139,305	3.35%
Non-interest earning assets	401,307			341,758			348,557
Total assets	$5,400,126			$4,744,046			$4,485,589

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,227,188	$4,179	0.34%	$1,132,869	$3,910	0.35%	$1,138,342	$3,971	0.35%
Money market accounts	452,515	1,572	0.35%	415,555	1,370	0.33%	438,588	1,405	0.32%
Demand deposits	851,847	2,009	0.24%	704,239	1,469	0.22%	662,712	1,471	0.22%
Demand deposits - Municipals	129,164	209	0.16%	131,905	146	0.11%	261,333	312	0.12%
Certificates of deposit	796,381	7,722	0.97%	655,762	7,156	1.09%	708,471	7,819	1.10%
Total interest-bearing deposits	3,457,095	15,691	0.45%	3,040,330	14,051	0.47%	3,209,446	14,978	0.47%
Borrowings	348,919	7,185	2.06%	190,427	5,066	2.66%	240,549	6,903	2.87%
Total interest-bearing liabilities	3,806,014	22,876	0.60%	3,230,757	19,117	0.60%	3,449,995	21,881	0.63%

Non-interest-bearing deposits	478,694			377,910			366,957
Other non-interest-bearing liabilities	78,632			71,618			55,447
Total liabilities	4,363,340			3,680,285			3,872,399

Total stockholders’ equity	1,036,786			1,063,761			613,190
Total liabilities and stockholders’ equity	$5,400,126			$4,744,046			$4,485,589
Net interest income		$150,917			$124,222			$117,424
Interest rate spread		2.86			2.64			2.72
Net interest margin		3.00			2.80			2.82
Average interest-earning assets to average interest-bearing liabilities	131.34%			136.26%			119.91%

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

	Year Ended 12/31/2016 Compared to Year Ended 12/31/2015			Year Ended 12/31/2015 Compared to Year Ended 12/31/2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans receivable	$38,806	$(2,995)	$35,811	$12,936	$(7,489)	$5,447
Overnight investments	(598)	775	177	24	22	46
Investment securities	364	(170)	194	(832)	58	(774)
Mortgage-backed securities	(4,820)	(527)	(5,347)	56	(523)	(467)
Collateralized mortgage obligations	(300)	(22)	(322)	(368)	19	(349)
Other interest-earning assets	306	(365)	(59)	(522)	653	131
Total interest-earning assets	33,758	(3,304)	30,454	11,294	(7,260)	4,034
Interest expense:
Interest-earning checking accounts	328	275	603	(170)	2	(168)
Money market	128	74	202	(76)	41	(35)
Savings accounts	321	(52)	269	(19)	(42)	(61)
Time deposits	1,363	(797)	566	(575)	(88)	(663)
Total interest-bearing deposits	2,140	(500)	1,640	(840)	(87)	(927)

FHLB advances	3,212	(1,198)	2,014	(683)	(197)	(880)
Repurchase agreements	1	—	1	—	(974)	(974)
Statutory trust debenture	—	104	104	—	17	17
Total interest-bearing liabilities	5,353	(1,594)	3,759	(1,523)	(1,241)	(2,764)

Net change in net interest income	$28,405	$(1,710)	$26,695	$12,817	$(6,019)	$6,798

2016 vs. 2015. For the year ended December 31, 2016, the Company reported net interest income of $150.9 million, an increase of $26.7 million, or 21.5%, from the year ended December 31, 2015.  Total interest income increased $30.5 million, or 21.2%, to $173.8 million for the year ended December 31, 2016 from $143.3 million for the year ended December 31, 2015. The increase in interest income was primarily due to the acquisition of Conestoga Bank and organic loan growth. Loans increased $1.1 billion, or 36.3%, to $4.01 billion at December 31, 2016 from $2.94 billion at December 31, 2015.  The increase in loans was primarily due to acquired Conestoga Bank loans of $518.3 million, net organic growth of $433.3 million, and the purchase of $117.5 million of commercial real estate loans.  The increase in the average balance of loans was partially offset by a reduction in the average interest rate earned on loans and investments.  For the year ended December 31, 2016, total interest expense increased $3.8 million, or 19.7%, to $22.9 million from $19.1 million for the year ended December 31, 2015 primarily due to an increase in the average balance of deposits driven by the acquisition of Conestoga Bank, as well as an increase in the average balance of borrowings, partially offset by a 60 basis point decrease in the rate on borrowings. We believe that the continued low interest rate environment will put pressure on net interest margin in future periods until we continue to grow our loan portfolio and reduce the percentage of our balance sheet assets that are held in lower yielding cash and investments.

2015 vs. 2014. For the year ended December 31, 2015, net interest income increased $6.8 million, or 5.8%, to $124.2 million from $117.4 million for the year ended December 31, 2014. Total interest income increased $4.0 million, or 2.9%, to $143.3 million for the year ended December 31, 2015 from $139.3 million for the year ended December 31, 2014. The increase in interest income was primarily due to higher interest earning assets as a result of the second-step conversion proceeds. For the year ended December 31, 2015, our loan portfolio increased $519.7 million, or 21.5%, primarily due to purchases of multi-family and residential loans, as well as organic growth primarily in our commercial loan portfolio. The increase in the average balance of loans was partially offset by a reduction in the average interest rate earned on loans and investments.  For the year ended December 31, 2015, total interest expense decreased $2.8 million, or 12.6%, to $19.1 million from $21.9 million for the year ended December 31, 2014 due to a decline in the average balance of interest bearing liabilities and in interest rates. We were able to reduce the cost of our interest bearing liabilities in 2015 with average rates decreasing to 0.60% for the year ended December 31, 2015 from 0.63% for the year ended December 31, 2014, primarily from the re-pricing of higher cost deposits, particularly municipal deposits. In addition, the average balance of borrowings decreased $50.1 million as a result of the maturity of $30.0 million of FHLB advances and a $30.0 million repurchase agreement and the average balance of certificates of deposits decreased $52.7 million during the year.

Provision for Loan Losses

As a result of loan growth and net charge-offs during 2016, we recorded a $485 thousand provision for loan losses during the year ended December 31, 2016 compared to a $3.6 million reduction of our provision for loan losses for the year ended December 31, 2015 and a $200 thousand provision for loan losses for the year ended December 31, 2014. The low provision levels over the past three years are consistent with the decline in delinquencies, net charge-offs, classified assets, and non-performing assets. In 2014, we sold a total of $23.6 million of non-performing commercial loans, which resulted in an aggregate net charge-off of $1.7 million and a $1.6 million gain on sale of non-performing loans held for sale. Net charge-offs for the year ended December 31, 2016 were $2.7 million, compared to $1.6 million and $5.2 million for the years ended December 31, 2015 and 2014, respectively. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Government guaranteed student loans greater than 90 days delinquent continue to accrue interest as these loans are guaranteed by the government and have little risk of credit loss. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions.

At December 31, 2016, the allowance for loan losses totaled $43.3 million, or 1.08% of total loans outstanding, compared to $45.5 million, or 1.55% of total loans outstanding, as of December 31, 2015 and $50.7 million, or 2.09% of total loans outstanding, as of December 31, 2014. An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses” below.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

Year Ended December 31,				Change 2016/2015		Change 2015/2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Insurance commission income	$6,719	$6,796	$7,004	$(77)	(1.1)%	$(208)	(3.0)%
Other services charges	13,699	11,957	11,409	1,742	14.6%	548	4.8%
Mortgage banking income	854	727	583	127	17.5%	144	24.7%
Gain on sale of non-performing commercial loans HFS	—	—	1,583	—	—	(1,583)	(100.0)%
Gain (loss) on sale of investment securities available-for-sale	1,811	(19)	621	1,830	9,631.6%	(640)	(103.1)%
Limited partnership losses and amortization	(621)	(174)	(1,815)	(447)	(256.9)%	1,641	90.4%
Bank owned life insurance	1,606	1,349	1,309	257	19.1%	40	3.1%
Returned check charges	3,737	3,648	4,089	89	2.4%	(441)	(10.8)%
Total	$27,805	$24,284	$24,783	$3,521	14.5%	$(499)	(2.0)%

2016 vs. 2015. For the year ended December 31, 2016, non-interest income increased $3.5 million, or 14.5%, to $27.8 million from $24.3 million for the year ended December 31, 2015.  The increase during the year ended December 31, 2016 was primarily due to a $1.8 million investment gain from the sale of stock that we held in a financial institution that was acquired, a $688 thousand increase in interchange fees, a $493 thousand swap fee earned on a commercial real estate loan and a $257 thousand increase in income on bank owned life insurance.

2015 vs. 2014. For the year ended December 31, 2015, non-interest income decreased $499 thousand, or 2.0%, to $24.3 million from $24.8 million for the year ended December 31, 2014.  The decrease was primarily due to a $1.6 million net gain recorded during the year ended December 31, 2015 on the sale of non-performing commercial loans held for sale and a $640 thousand decrease in the net gain on the sale of investment securities.  These decreases were partially offset by an increase of $1.6 million in limited partnership income and a $562 thousand increase in automated teller machine (ATM) fees during the year ended December 31, 2015.

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

				Change 2016/2015		Change 2015/2014
(Dollars in thousands)	2016	2015	2014	$	%	$	%
Salaries and employee benefits	$68,515	$62,970	$60,226	$5,545	8.8%	$2,744	4.6%
Occupancy expense	9,786	9,201	10,390	585	6.4	(1,189)	(11.4)
Depreciation, amortization and maintenance	9,942	9,026	8,951	916	10.1	75	0.8
Marketing expense	4,404	3,806	2,802	598	15.7	1,004	35.8
Amortization of intangibles	2,190	1,883	1,870	307	16.3	13	0.7
FDIC insurance	2,055	2,142	2,850	(87)	(4.1)	(708)	(24.8)
Merger and restructuring charges	8,765	753	—	8,012	1,064.0	753	100.0
Professional fees	5,342	4,449	3,972	893	20.1	477	12.0
Insurance expense	1,871	1,672	1,857	199	11.9	(185)	(10.0)
Printing and supplies	1,283	1,284	1,533	(1)	(0.1)	(249)	(16.2)
Correspondent bank charges	2,752	2,850	3,260	(98)	(3.4)	(410)	(12.6)
Postage expense	1,418	1,402	1,413	16	1.1	(11)	(0.8)
Internet banking	2,865	2,427	2,399	438	18.0	28	1.2
Debit card rewards	510	(237)	1,285	747	315.2	(1,522)	(118.4)
Real estate owned expenses	242	322	478	(80)	(24.8)	(156)	(32.6)
Real estate owned gains	(164)	(228)	(537)	64	28.1	309	57.5
Classified loan expenses	1,025	1,098	1,974	(73)	(6.6)	(876)	(44.4)
Other loan expenses	1,978	1,316	497	662	50.3	819	164.8
Other	14,345	12,352	13,031	1,993	16.1	(679)	(5.2)
Total	$139,124	$118,488	$118,251	$20,636	17.4%	$237	0.2%

2016 vs. 2015. For the year ended December 31, 2016, non-interest expense increased $20.6 million, or 17.4%, to $139.1 million from $118.5 million for the year ended December 31, 2015.  The increase in non-interest expense was primarily due to $7.2 million of merger and restructuring charges related to the acquisition of Conestoga Bank and $1.6 million related to our previously announced April 2016 expense management reduction program.  In addition, salaries and employee benefits increased $4.1 million and board fees increased $1.8 million primarily due to compensation associated with equity awards granted under the 2016 Omnibus Incentive Plan.  The increase in non-interest expense can also be attributed to an $893 thousand increase in professional fees primarily related to an online banking technology upgrade and new cash management system, a $747 thousand increase in debit card rewards expense, a $662 thousand increase in loan expenses primarily due to commercial loan servicing, and a $598 thousand increase in marketing expense as a result of the launch of our new advertising campaign. For the year ended December 31, 2016, our efficiency ratio was 77.84% compared to 79.79% for the year ended December 31, 2015.

2015 vs. 2014. For the year ended December 31, 2015, non-interest expense increased $237 thousand, or 0.2%, to $118.5 million from $118.3 million for the year ended December 31, 2014.  The increase in non-interest expense was primarily driven by a $2.7 million increase in salaries and employee benefits due to merit increases and other retirement benefits, a $1.0 million increase in marketing expenses due to 2015 initiatives to continue rebranding and drive future growth and $753 thousand of merger costs recorded in the fourth quarter of 2015 associated with the acquisition of Conestoga Bank.  These increases were partially offset by a $1.2 million decrease in occupancy expense related to our headquarters move in the first quarter of 2014, a $1.5 million decrease in debit card rewards expense due to changes in the program parameters, a $708 thousand decrease in FDIC insurance expense due to lower assessments, and an $876 thousand decrease in classified loan expense.  For the year ended December 31, 2015, our efficiency ratio was 79.79% compared to 83.15% for the year ended December 31, 2014.

Income Tax Expense

2016 vs. 2015. We recorded a provision for income taxes of $13.6 million for 2016, reflecting an effective rate of 34.9%, compared to a provision for income taxes of $10.7 million for 2015, reflecting an effective rate of 31.9%. The increase in income tax expense and the effective tax is due to higher pre-tax income and a lower ratio of tax exempt income compared to pre-tax income.  The tax rates differ from the statutory rate of 35% principally because of tax-exempt investments, non-taxable income related to bank-owned life insurance, and tax credits received on affordable housing partnerships, offset by non-deductible compensation and state income tax expense. These tax credits relate to investments maintained by the Company as a limited partner in partnerships that sponsor affordable housing projects utilizing low-income housing credits pursuant to Section 42 of the Internal Revenue Code.

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

As of December 31, 2016 and 2015, the Company had net deferred tax assets totaling $44.8 million and $37.8 million, respectively. The increase for 2016 is primarily the result of $12.5 million of net deferred tax assets recorded as a result of the April 2016 Conestoga Bank acquisition. Deferred tax assets can only be realized if the Company generates taxable income in the future. The Company regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carryback and/or carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of December 31, 2016 and 2015. However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

We charge-off the collateral or cash flow deficiency on all loans once they become 90 days delinquent. Generally, all consumer loans are charged-off once they become 90 days delinquent except for education loans as they are guaranteed by the government and there is little risk of loss. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review process includes the use of an enhanced risk grading system. This risk grading system is consistent with Basel II expectations and allows for precision in the analysis of commercial credit risk. Historical portfolio performance metrics, current economic conditions and delinquency monitoring are factors used to assess the credit risk in our homogenous commercial, residential and consumer loan portfolio.

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

•                           Sustained performance based on the restructured terms for at least six consecutive months;

•                           Approval by the special assets committee, which consists of senior management including the Chief Credit Officer and the Chief Financial Officer.

The following table sets forth information with respect to our non-performing assets at the dates indicated.

December 31, (Dollars in thousands)	2016	2015	2014	2013	2012
Non-accrual loans:
Real estate loans:
Residential	$7,740	$9,685	$8,768	$11,523	$14,298
Commercial real estate	1,472	2,070	2,123	23,131	39,043
Total real estate loans	9,212	11,755	10,891	34,654	53,341

Commercial business loans	1,768	1,378	1,755	15,900	13,255

Consumer loans:
Home equity lines of credit	1,009	1,635	1,858	953	1,110
Automobile loans	—	—	—	151	119
Other consumer loans	80	—	111	107	592
Total consumer loans	1,089	1,635	1,969	1,211	1,821
Total non-accrual loans (1)	12,069	14,768	14,615	51,765	68,417

Accruing loans past due 90 days or more:

Consumer loans:
Education loans (2)	14,843	22,900	25,296	24,410	24,013
Total consumer loans	14,843	22,900	25,296	24,410	24,013
Total accruing loans past due 90 days or more	14,843	22,900	25,296	24,410	24,013
Total non-performing loans	26,912	37,668	39,911	76,175	92,430

Real estate owned	821	1,276	1,578	5,861	11,752

Total non-performing assets	27,733	$38,944	$41,489	$82,036	$104,182

Total non-performing loans to total loans	0.67%	1.28%	1.65%	3.25%	3.78%

Total non-performing assets to total assets	0.48%	0.81%	0.87%	1.79%	2.08%

(1)         Includes $1.1 million, $731 thousand, $1.1 million, $18.3 million, and $15.3 million of TDRs on non-accrual status as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(2)         Education loans are 98% government guaranteed.

Non-performing assets decreased $11.2 million to $27.7 million, or 0.48% of total assets, at December 31, 2016 from $38.9 million, or 0.81% of total assets, at December 31, 2015. This decrease was primarily the result of a decrease in government guaranteed student loans delinquent greater than 90 days during the year. Net charge-offs for the year ended December 31, 2016 were $2.7 million compared to $1.6 million for the year ended December 31, 2015. We charge-off the collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Non-performing assets at December 31, 2016 included $14.8 million, or 53.5%, of government guaranteed student loans where we have little risk of credit loss. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Interest income that would have been recorded for the years ended December 31, 2016 and 2015, had non-accrual loans been current according to their original terms, amounted to approximately $724 thousand and $813 thousand, respectively. There was no interest income recorded on non-accrual loans during the years ended December 31, 2016 and 2015, respectively.

The tables below include impaired loans and the average impaired loan balance as of December 31, 2016 and 2015.

Impaired Loans

For the Period Ended December 31, 2016

(Dollars in thousands)

	Unpaid		Carrying			Average
	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired
	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,472	$—	$1,472	—	11	$134
Commercial Business	3,772	63	3,709	1.7%	15	247
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	8,672	932	7,740	10.7%	135	57
Home Equity and Lines of Credit	1,050	41	1,009	3.9%	22	46
Personal	80	—	80	—	6	13
Education	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Total Impaired Loans	$15,046	$1,036	$14,010	6.9%	189	$74

Impaired Loans

For the Period Ended December 31, 2015

(Dollars in thousands)

	Unpaid		Carrying			Average
	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired
	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$2,029	$—	$2,029	—	4	$507
Commercial Business	1,378	—	1,378	—	8	172
Commercial Construction	41	—	41	—	1	41
Residential Real Estate	10,675	841	9,834	7.9%	140	197
Home Equity and Lines of Credit	1,645	10	1,635	0.6%	19	86
Personal	—	—	—	—	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Total Impaired Loans	$15,768	$851	$14,917	5.4%	172	$87

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

At December 31,
(Dollars in thousands)	2016	2015	2014	2013	2012

Special mention assets	$14,914	$15,190	$19,423	$49,526	$70,635
Substandard assets	36,089	33,199	43,704	98,275	99,989
Doubtful assets	—	—	—	—	3,503
Total classified assets	$51,003	$48,389	$63,127	$147,801	$174,127

For all loans classified as substandard and doubtful, we have charged-off the collateral deficiency on all collateral dependent classified loans that are 90 days past due.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. As of December 31, 2016 and 2015, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Prior to December 31, 2015, management had established an unallocated reserve that reflected the uncertainties in economic conditions and in identifying triggering events that directly correlated to subsequent loss rates, changes in appraised value of underlying collateral and other risk factors that had not yet manifested themselves in the loss allocation factors or historical loss experience as well as to reflect the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio.  As of December 31, 2015, management enhanced its methodology and assumptions including the nine interagency qualitative factors that were assessed to adjust the allowance based on the incremental risk drivers not adequately reflected in the quantitative component of the allowance and eliminated the unallocated reserve. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. We charge-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, as a result, no specific valuation allowance was maintained at December 31, 2016 or December 31, 2015 for non-performing loans.

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

The following tables set forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	2016		2015		2014		2013		2012
		Loan		Loan		Loan		Loan		Loan
	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category	Allowance	Category
	Allocated	as a %	Allocated	as a %	Allocated	as a %	Allocated	as a % of	Allocated	as a % of
	to Loan	of Total	to Loan	of Total	to Loan	of Total	to Loan	Total	to Loan	Total
(Dollars in thousands)	Portfolio	Loans	Portfolio	Loans	Portfolio	Loans	Portfolio	Loans	Portfolio	Loans
Commercial:
Commercial real estate	$23,395	34.6%	$22,640	33.0%	$18,016	25.2%	$22,089	24.9%	$21,994	26.1%
Commercial business loans	9,923	17.3	11,856	16.9	18,264	18.2	19,301	16.2	18,088	13.6
Small business leases	536	3.5	—	—	—	—	—	—	—	—
Commercial construction	3,579	5.6	2,335	4.0	2,343	2.9	3,188	1.6	8,242	4.3
Total Commercial	37,433	61.0	36,831	53.9	38,623	46.3	44,578	42.7	48,324	44.0
Residential:
Residential real estate	1,493	22.3	1,644	25.0	1,960	27.6	2,200	29.2	2,435	27.3
Total real estate loans	1,493	22.3	1,644	25.0	1,960	27.6	2,200	29.2	2,435	27.3

Consumer:
Home equity & lines of credit	1,185	6.2	2,356	7.9	2,669	9.3	3,133	10.0	2,397	10.5
Personal	372	0.6	436	0.7	1,957	1.3	2,687	1.8	2,062	2.3
Education	129	4.1	125	6.1	285	8.1	306	8.8	303	8.9
Automobile	2,649	5.8	4,108	6.4	4,610	7.4	2,195	7.5	1,578	7.0
Total consumer	4,335	16.7	7,025	21.1	9,521	26.1	8,321	28.1	6,340	28.7
Unallocated	—		—		550		550		550
Total allowance for loan losses	$43,261	100.0%	$45,500	100.0%	$50,654	100.0%	$55,649	100.0%	$57,649	100.0%

Commercial Loans. The allowance for the commercial portfolio totaled $37.4 million at December 31, 2016 compared to $36.8 million at December 31, 2015.  The increase in the allowance was the result of loan purchases and organic growth in the commercial loan portfolio during the year ended December 31, 2016. The allowance for loan losses related to the commercial portfolio was 1.5% of commercial loans at December 31, 2016 compared to 2.3% of commercial loans at December 31, 2015.  The decline in the coverage ratio is primarily due to $439.7 million of acquired Conestoga Bank commercial loans that were recorded at fair value. We continue to experience low levels of delinquencies, commercial criticized and classified loans, and net charge-offs. We believe the commercial reserves are adequate given the improvement in credit quality metrics during the year ended December 31, 2016.

Residential Loans. The allowance for the residential loan portfolio was $1.5 million, or 0.17% of residential loans at December 31, 2016 compared to $1.6 million, or 0.22%, at December 31, 2015. The decrease in the allowance was primarily the result of an increase in the balance of the residential loan portfolio as a result of $43.2 million of acquired Conestoga Bank residential loans that were recorded at fair value and organic loan growth. We continue to experience consistently low levels of net charge-offs and delinquencies within this portfolio with annual loss rates of 0.05% and 0.04% during the year ended December 31, 2016 and 2015, respectively.  We believe the balance of residential reserves is appropriate given the continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $4.3 million, or 0.65% of consumer loans, at December 31, 2016 compared to $7.0 million, or 1.13% of consumer loans, at December 31, 2015. The decrease in the allowance for loan losses within this portfolio is primarily due to continued low levels of net charge-offs. The decline in the coverage ratio is also the result of $35.4 million of acquired Conestoga Bank consumer loans that were recorded at fair value. For the year ended December 31, 2016, net charge-offs totaled $2.2 million compared to $1.7 million for the year ended December 31, 2015.  We believe the balance of consumer reserves is appropriate given continued low levels of charges-offs and delinquencies.

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

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2016	2015	2014	2013	2012

Allowance at beginning of period	$45,500	$50,654	$55,649	$57,649	$54,213

Provision for loan losses	485	(3,600)	200	13,000	28,000
Charge-offs:
Real estate loans:
Residential	379	283	702	1,051	1,215
Commercial real estate	134	2,333	5,804	11,334	13,393
Total real estate loans	513	2,616	6,506	12,385	14,608

Commercial business loans	536	703	5,338	5,340	9,867

Commercial small business leases	292	—	—	—	—

Consumer:
Home equity & lines of credit	411	584	180	740	979
Automobile	2,170	1,774	1,682	1,113	1,070
Other consumer loans	892	625	823	759	816
Total consumer loans	3,474	2,983	2,685	2,612	2,865
Total charge-offs	4,814	6,302	14,529	20,337	27,340

Recoveries:
Real estate loans:
Residential	1	16	88	430	36
Commercial real estate	425	749	3,845	2,843	893
Total real estate loans	426	765	3,933	3,273	929

Commercial business	203	2,759	4,499	902	905

Commercial small business leases	95	—	—	—	—

Consumer:
Home equity& lines of credit	273	173	198	255	253
Automobile	823	898	601	725	488
Other consumer loans	270	153	103	182	201
Total consumer loans	1,366	1,224	902	1,162	942
Total recoveries	2,090	4,748	9,334	5,337	2,776
Net charge-offs	2,724	1,554	5,195	15,000	24,564
Allowance at end of period	$43,261	$45,500	$50,654	$55,649	$57,649

Allowance to non-performing loans	160.75%	120.79%	126.92%	73.05%	62.37%

Allowance to total loans	1.08%	1.55%	2.09%	2.38%	2.36%

Net charge-offs to average loans	0.08%	0.06%	0.22%	0.63%	0.96%

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

Our goal is to manage our interest rate risk by determining whether a given movement in interest rates affects our net income and the market value of our portfolio equity in a positive or negative way, and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2016 indicate an acceptable level of risk.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2016 and December 31, 2015. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income of a change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a change in market interest rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products, are documented periodically through evaluation under varying interest rate scenarios.

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

As of December 31, 2016 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$149,221	$159,482	$165,265
% change	(6.43)%		3.63%

Economic Value at Risk:
Equity	$1,071,486	$1,170,057	$1,152,158
% change	(8.42)%		(1.53)%

As of December 31, 2015 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$110,131	$126,427	$134,531
% change	(12.89)%		6.41%

Economic Value at Risk:
Equity	$1,183,397	$1,256,930	$1,217,786
% change	(5.85)%		(3.11)%

As of December 31, 2016, based on the scenarios above, net interest income at risk would be positively affected over a one-year time horizon in a rising interest rate environment and negatively affected in a declining interest rate environment.  The economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining interest rate environment. As of December 31, 2015, based on the scenarios above, net interest income at risk would be positively affected over a one-year time horizon in a rising interest rate environment and negatively affected in a declining interest rate environment. The economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining interest rate environment. The current historically low interest rate environment reduces the reliability of the measurement of a 200 basis point decline in interest rates, as such a decline would result in negative interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor. In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

Overall, our December 31, 2016 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and the Federal Home Loan Bank system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our investment portfolio. As of December 31, 2016, the potential liquidity from these sources totaled $2.7 billion, which is an amount we believe currently exceeds any contingent liquidity needs.

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

Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $287.0 million, including overnight investments of $241.3 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $451.5 million at December 31, 2016.  On December 31, 2016, we had $465.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds under an overnight advance program up to Beneficial Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.27 billion as of December 31, 2016, representing a $458.7 million increase from $2.81 billion as of December 31, 2015. The increase was primarily driven by the acquisition of $324.1 million of acquired Conestoga Bank core deposits and $134.6 million of organic core deposit growth. We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources may include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. At December 31, 2016, the Bank had a maximum borrowing capacity from the FHLB of Pittsburgh of $1.8 billion of which we had $465.0 million in outstanding advances and $125.0 million in future dated advances outstanding with the FHLB of Pittsburgh. The balance remaining of $1.2 billion is our unused borrowing capacity with the FHLB of Pittsburgh. As of December 31, 2016, the Bank also has a $192.6 million borrowing capacity with the Federal Reserve Bank. Aggregate wholesale funding totaled $743.6 million and $306.9 million as of December 31, 2016 and December 31, 2015, respectively.

A significant use of our liquidity is the funding of loan originations. At December 31, 2016, Beneficial Bank had $700.6 million in loan and lease commitments outstanding, which consisted of $146.6 million, $5.9 million and $9.7 million in commercial loan commitments, consumer loan commitments, and commercial small business lease commitments, respectively, $135.1 million in commercial construction and other advances, $380.5 million in commercial and consumer unused lines of credit, and $22.8 million in standby letters of credit. Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2016 totaled $456.8 million, or 52.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables present certain of our contractual obligations at December 31, 2016:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Borrowed funds	$490,423	$75,000	$220,000	$170,000	$25,423
Commitments to fund new
Commercial loans	146,639	146,639	—	—	—
Consumer-Mortgage loans	5,942	5,942	—	—	—
Commercial small business leases	9,655	9,655	—	—	—
Commitments to fund commercial construction and other advances	135,052	20,420	46,426	14,199	54,007
Unused lines of credit	380,498	183,354	85,776	2,553	108,815
Standby letters of credit	22,801	20,870	900	13	1,018
Operating lease obligations	59,117	6,533	11,706	10,679	30,199
Total	$1,250,127	$468,413	$364,808	$197,444	$219,462

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

Beneficial Bancorp is a separate legal entity from Beneficial Bank and must provide for its own liquidity in addition to its operating expenses. Beneficial Bancorp’s primary source of income is dividends received from Beneficial Bank. The amount of dividends that Beneficial Bank may declare and pay to Beneficial Bancorp is generally restricted under Pennsylvania law to the retained earnings of Beneficial Bank. At December 31, 2016, Beneficial Bancorp (stand-alone) had liquid assets of $72.9 million.  During the year ended December 31, 2016, the Company used cash of $105.0 million to complete the acquisition of Conestoga Bank, $133.2 million to repurchase stock, and $8.8 million to pay cash dividends to shareholders.

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See note 15 in the notes to the consolidated financial statements included in this Annual Report.

At December 31, 2016, Beneficial Bank’s ratio of Tier 1 capital to risk-weighted assets equaled 20.17%, well above the ratio necessary to be considered well capitalized under applicable federal regulations. We strive to manage our capital for maximum shareholder benefit. While the significant increase in equity that resulted from our second-step conversion completed on January 12, 2015 adversely impacted our return on equity, our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. Further, in the current economic environment, our strong capital position leaves us well-positioned to meet our customers’ needs and to execute on our growth strategies both organically and through acquisitions. For example, the Company acquired Conestoga Bank during the second quarter of 2016.  We will also use capital management tools, such as common share repurchases, to improve our capital position.

On January 13, 2016, the Company announced that its Board of Directors had authorized its first share repurchase program since completing its mutual-to-stock conversion and related stock offering in January 2015 to acquire up to 8,291,859 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.  During the second quarter of 2016, Beneficial completed this first share repurchase program.

On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2016, the Company purchased 1,622,100 shares under the second stock repurchase plan.

The Company paid cash dividends on its common stock totaling $0.12 per share during the year ended December 31, 2016, which were the first dividends paid in the Bank’s 163 year history.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 20 to the consolidated financial statements. For the year ended December 31, 2016 we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

The Bank entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $50.0 million and $75.0 million, respectively, at a fixed interest rate during the period from February 2017 through February 2021 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the year ended December 31, 2016.

Derivative Financial Instruments. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2016, the Company had interest rate swaps with an aggregate notional amount of $153.8 million related to this program. During the year ended December 31, 2016, the Company recognized a net gain of $798 thousand compared to a net loss of $4 thousand during the year ended December 31, 2015 and a net loss of $33 thousand during the year ended December 31, 2014, related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income. The increase in income associated with our interest rate swap agreements during 2016 can be attributed to a $493 thousand swap fee earned on a commercial real estate loan.

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

Consolidated Summary of Quarterly Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents summarized quarterly data for 2016 and 2015:

	1st	2nd	3rd	4th	Total
2016	Quarter	Quarter	Quarter	Quarter	Year
Total interest income	$36,934	$44,395	$46,037	$46,427	$173,793
Total interest expense	4,694	5,619	6,028	6,535	22,876
Net interest income	32,240	38,776	40,009	39,892	150,917
Provision for loan losses	—	—	—	485	485
Net interest income after provision for loan losses	32,240	38,776	40,009	39,407	150,432
Total non-interest income	5,343	6,019	8,246	8,197	27,805
Total non-interest expense	30,333	40,053	33,262	35,476	139,124
Income before income taxes	7,250	4,742	14,993	12,128	39,113
Income tax expense	2,227	1,994	4,917	4,506	13,644
Net income	$5,023	$2,748	$10,076	$7,622	$25,469
Basic earnings per common share (1)	$0.07	$0.04	$0.14	$0.10	$0.34
Diluted earnings per common share (1)	$0.07	$0.04	$0.14	$0.10	$0.34
Dividends declared per share	$—	$—	$0.06	$0.06	$0.12

	1st	2nd	3rd	4th	Total
2015	Quarter	Quarter	Quarter	Quarter	Year
Total interest income	$34,943	$35,962	$35,950	$36,484	$143,339
Total interest expense	4,810	4,738	4,793	4,776	19,117
Net interest income	30,133	31,224	31,157	31,708	124,222
Provision for loan losses	(2,000)	(1,600)	—	—	(3,600)
Net interest income after provision for loan losses	32,133	32,824	31,157	31,708	127,822
Total non-interest income	5,615	7,174	5,836	5,659	24,284
Total non-interest expense	30,491	29,995	28,293	29,709	118,488
Income before income taxes	7,257	10,003	8,700	7,658	33,618
Income tax expense	2,006	2,948	2,865	2,906	10,725
Net income	$5,251	$7,055	$5,835	$4,752	$22,893
Basic earnings per common share (1)	$0.07	$0.09	$0.07	$0.06	$0.29
Diluted earnings per common share (1)	$0.07	$0.09	$0.07	$0.06	$0.29

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

Item 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.            CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2016 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2016, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Thomas D. Cestare
Gerard P. Cuddy	Thomas D. Cestare
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Item 9B.    OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of Beneficial Bancorp, Inc., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of Beneficial Bancorp, Inc., see Part I, Item 1, “Business— Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning Beneficial Bancorp, Inc.’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on Beneficial Bancorp, Inc.’s website at www.thebeneficial.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)      Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

(b)      Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

(c)      Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)      Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2016.

	(a) Number of Securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,884,087	$9.59	1,192,689
Equity compensation plans not approved by stockholders	—	—	—
Total	2,884,087	$9.59	1,192,689

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in Beneficial Bancorp Inc.’s Proxy Statement for the 2017 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3)                                 Exhibits

No.	Description
3.1	Articles of Incorporation of Beneficial Bancorp, Inc. (1)
3.2	Bylaws of Beneficial Bancorp, Inc. (2)
4.0	Stock Certificate of Beneficial Bancorp, Inc. (3)
10.1	Amended and Restated Employment Agreement between Beneficial Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy *(4)
10.2	Amended and Restated Employment Agreement between Beneficial Bancorp, Inc., Beneficial Bank and Thomas D. Cestare * (5)
10.3	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Martin F. Gallagher * (6)
10.4	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Joanne Ryder * (7)

10.5	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Pamela M. Cyr * (8)
10.6	Supplemental Pension and Retirement Plan of Beneficial Bank * (9)
10.7	Second Amendment to the Beneficial Bank Board of Managers Non-Vested Deferred Compensation Plan * (10)
10.8	Beneficial Bancorp, Inc. 2008 Equity Incentive Plan * (11)
10.9	Beneficial Bancorp, Inc. 2016 Omnibus Incentive Plan * (12)
10.10	Beneficial Bank Board of Trustees’ Non-Vested Deferred Compensation Plan * (13)
10.11	Beneficial Bank Stock-Based Deferral Plan * (14)
10.12	Severance Pay Plan for Eligible Employees of Beneficial Bank * (15)
10.13	Amended and Restated Beneficial Bank Elective Deferred Compensation Plan * (16)
21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 — Subsidiaries”
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

*  Management contract or compensatory plan, contract or arrangement.

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

(4)    Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36806) filed with the Securities and Exchange Commission on February 26, 2016.

(5)    Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36806) filed with the Securities and Exchange Commission on February 26, 2016.

(6)    Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36806) filed with the Securities and Exchange Commission on February 26, 2016.

(7)    Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36806) filed with the Securities and Exchange Commission on February 26, 2016.

(8)    Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36806) filed with the Securities and Exchange Commission on February 26, 2016.

(9)     Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(10)   Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(11)   Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(12)  Incorporated by reference to Appendix A to the Company’s Definitive Proxy Materials on Schedule 14A (File No. 001-36806) filed with the Securities and Exchange Commission on March 11, 2016.

(13)   Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(14)  Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(15)   Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(16)   Incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beneficial Bancorp, Inc. and Subsidiaries:

We have audited the accompanying statements of financial condition of Beneficial Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beneficial Bancorp, Inc. and Subsidiaries:

We have audited Beneficial Bancorp, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 27, 2017

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2016 and 2015

	2016	2015
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$45,791	$43,978
Overnight Investments	241,255	189,942
Total cash and cash equivalents	287,046	233,920

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $449,655 and $650,439 at December 31, 2016 and 2015, respectively)	451,544	655,162
Held-to-maturity (estimated fair value of $597,785 and $695,290 at December 31, 2016 and 2015, respectively)	602,529	696,310
Federal Home Loan Bank stock, at cost	21,231	8,786
Total investment securities	1,075,304	1,360,258
LOANS:	4,010,568	2,941,446
Allowance for loan losses	(43,261)	(45,500)
Net loans	3,967,307	2,895,946
ACCRUED INTEREST RECEIVABLE	16,635	14,298
BANK PREMISES AND EQUIPMENT, Net	75,444	73,213
OTHER ASSETS:
Goodwill	169,125	121,973
Bank owned life insurance	80,664	64,827
Other intangibles	4,446	4,389
Other assets	62,622	57,871
Total other assets	316,857	249,060
TOTAL ASSETS	$5,738,593	$4,826,695
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$518,294	$409,232
Interest-bearing deposits	3,639,894	3,042,691
Total deposits	4,158,188	3,451,923

Borrowed funds	490,423	190,405
Other liabilities	76,226	68,821
Total liabilities	4,724,837	3,711,149

COMMITMENTS AND CONTINGENCIES (Note 20)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of December 31, 2016 and December 31, 2015	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 83,383,917 and 82,949,191 issued and 75,637,684 and 82,918,595 outstanding, as of December 31, 2016 and 2015, respectively	834	829
Additional paid-in capital	772,925	787,503
Unearned common stock held by employee savings and stock ownership plan	(29,546)	(32,014)
Retained earnings (partially restricted)	399,620	382,951
Accumulated other comprehensive loss	(25,833)	(23,374)
Treasury Stock at cost, 7,746,233 shares and 30,596 shares at December 31, 2016 and 2015, respectively	(104,244)	(349)
Total stockholders’ equity	1,013,756	1,115,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,738,593	$4,826,695

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
INTEREST INCOME:
Interest and fees on loans	$147,690	$111,879	$106,432
Interest on overnight investments	935	758	712
Interest and dividends on investment securities:
Taxable	24,002	29,151	29,710
Tax-exempt	1,166	1,551	2,451
Total interest income	173,793	143,339	139,305

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	2,218	1,615	1,783
Money market and savings deposits	5,751	5,280	5,376
Time deposits	7,722	7,156	7,819
Total	15,691	14,051	14,978
Interest on borrowed funds	7,185	5,066	6,903
Total interest expense	22,876	19,117	21,881
Net interest income	150,917	124,222	117,424
Provision for loan losses	485	(3,600)	200
Net interest income after provision for loan losses	150,432	127,822	117,224

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	6,719	6,796	7,004
Service charges and other income	18,421	16,780	14,992
Mortgage banking income	854	727	583
Net gain on sale of non-performing commercial loans HFS	—	—	1,583
Net gain (loss) on sale of investment securities	1,811	(19)	621
Total non-interest income	27,805	24,284	24,783

NON-INTEREST EXPENSE:
Salaries and employee benefits	68,515	62,970	60,226
Occupancy expense	9,786	9,201	10,390
Depreciation, amortization and maintenance	9,942	9,026	8,951
Marketing expense	4,404	3,806	2,802
Intangible amortization expense	2,190	1,883	1,870
FDIC insurance	2,055	2,142	2,850
Merger and restructuring charges	8,765	753	—
Professional fees	5,342	4,449	3,972
Classified loan & other real estate owned related expense	1,103	1,192	1,915
Other	27,022	23,066	25,275
Total non-interest expense	139,124	118,488	118,251
Income before income taxes	39,113	33,618	23,756
Income tax expense	13,644	10,725	5,723
NET INCOME	$25,469	$22,893	$18,033

NET EARNINGS PER SHARE - Basic	$0.34	$0.29	$0.22
NET EARNINGS PER SHARE — Diluted	$0.34	$0.29	$0.22
DIVIDENDS DECLARED PER SHARE	$0.12	—	—
Average common shares outstanding - Basic	71,902,158	78,513,929	80,701,991
Average common shares outstanding - Diluted	72,632,437	79,276,984	81,379,981

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Years Ended December 31, 2016, 2015 and 2014

	For the Year Ended
	December 31,
	2016	2015	2014

Net Income	$25,469	$22,893	$18,033
Other comprehensive income, net of tax:

Unrealized gains (losses) on securities:

Unrealized holding (losses) gains on available for sale securities arising during the period (net of deferred tax of $1,048, $1,564, and $6,465 for the years ended December 31, 2016, 2015, and 2014, respectively)	(1,804)	(2,705)	11,160

Unrealized losses on available-for sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the year ended December 31, 2014)	—	—	(3,426)

Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $303, $303, and $269 for the years ended December 31, 2016, 2015, and 2014, respectively)	506	524	449

Reclassification adjustment for net losses (gains) on available for sale securities included in net income (net of tax of $5, $7, and $227 for the years ended December 31, 2016, 2015, and 2014, respectively)	9	12	(394)

Defined benefit pension plans:

Pension (losses) gains, other postretirement and postemployment benefit plan adjustments (net of tax of $201, $936, and $4,904 for the years ended December 31, 2016, 2015, and 2014, respectively)	(1,170)	1,458	(9,098)

Total other comprehensive loss	(2,459)	(711)	(1,309)

Comprehensive income	$23,010	$22,182	$16,724

See accompanying notes to the consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
BALANCE, JANUARY 1, 2014	90,520,348	$823	$356,963	$(16,102)	$342,025	$(47,209)	$(21,354)	$615,146
Net Income					18,033			18,033
KSOP shares committed to be released (includes tax liability of $185)			291	1,796				2,087
Stock option expense			1,562					1,562
Restricted stock shares			1,047					1,047
Stock options exercised (includes tax benefit of $59)	289,273	3	2,822					2,825
Purchase of treasury stock						(28,497)		(28,497)
Net unrealized gain on AFS securities arising during the year (net of deferred tax of $6,465)							11,160	11,160
Unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $1,990)							(3,426)	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $269)							449	449
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $227)							(394)	(394)
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $4,904)							(9,098)	(9,098)
BALANCE, DECEMBER 31, 2014	90,809,621	$826	$362,685	$(14,306)	$360,058	$(75,706)	$(22,663)	$610,894
Net Income					22,893			22,893
KSOP shares committed to be released (includes net tax liability of $186)			626	2,445				3,071
Stock option expense (includes tax benefit of $119)			1,602					1,602
Restricted stock expense (includes tax benefit of $8)			1,442					1,442
Stock options exercised	236,518	2	2,304					2,306
Purchase of treasury stock*						(349)		(349)
Net unrealized losses on AFS securities arising during the year (net of deferred tax of $1,564)							(2,705)	(2,705)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $303)							524	524
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $7)							12	12
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $936)							1,458	1,458
Second-step conversion and stock offering:
Beneficial Mutual Savings Bank MHC shares sold in public offering, including 2,015,352 shares purchased by the ESOP, net of offering costs	50,383,817	1	494,550	(20,153)				474,398
Retirement of MHC shares	(50,367,473)							—
Fractional shares resulting from conversion of existing shares at 1.0999 exchange ratio	(2,063)							—
Treasury stock retired	(8,111,229)		(75,706)			75,706		—
BALANCE, DECEMBER 31, 2015	82,949,191	$829	$787,503	$(32,014)	$382,951	$(349)	$(23,374)	$1,115,546
Net Income					25,469			25,469
Dividends Declared ($0.12 per share)					(8,800)			(8,800)
KSOP shares committed to be released			1,303	2,468				3,771
Stock option expense (includes tax benefit of $191)			1,555					1,555
Restricted stock expense (includes tax benefit of $170)			7,694					7,694
Stock options exercised	434,726	5	4,147					4,152
Purchase of treasury stock						(133,172)		(133,172)
Equity plan shares granted from treasury stock, net			(29,277)			29,277		—
Net unrealized losses on AFS securities arising during the year (net of deferred tax of $1,048)							(1,804)	(1,804)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $303)							506	506
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $5)							9	9
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $201)							(1,170)	(1,170)
BALANCE, DECEMBER 31, 2016	83,383,917	$834	$772,925	$(29,546)	$399,620	$(104,244)	$(25,833)	$1,013,756

*                    Represents shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

See accompanying notes to consolidated financial statements

BENEFICIAL BANCORP, INC. AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$25,469	$22,893	$18,033
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan losses	485	(3,600)	200
Depreciation and amortization	6,482	6,079	5,946
Intangible amortization and impairment	2,190	1,883	1,870
Net (gain) loss on sale of investments	(1,811)	19	(621)
Accretion of discount on investments	(369)	(463)	(419)
Amortization of premium on investments	5,633	5,979	5,844
Gain on sale of residential loans held for sale	(305)	(360)	(271)
Net gain on sale of non-performing commercial loans held for sale	—	—	(1,583)
Deferred income taxes	6,064	6,184	5,314
Net loss from disposition of premises and equipment	987	314	176
Proceeds from the sale of fixed assets held for sale	535	(146)	(122)
Other real estate impairment	16	4	949
Net gain on sale of other real estate	(180)	(232)	(1,485)
Amortization of KSOP	3,771	3,257	2,087
Increase in bank owned life insurance	(1,507)	(1,478)	(1,886)
Stock based compensation expense	8,888	2,917	2,609
Origination of loans held for sale	(21,507)	(18,412)	(14,366)
Proceeds from sale of loans	19,836	19,050	38,352
Changes in assets and liabilities:
Accrued interest receivable	(1,216)	(915)	616
Accrued interest payable	1,034	(15)	(463)
Income taxes (receivable) payable	(808)	2,256	4,794
Other liabilities	5,395	(400)	(889)
Other assets	4,072	(3,901)	3,063
Net cash provided by operating activities	63,154	40,913	67,748
INVESTING ACTIVITIES:
Loans originated or acquired	(1,418,712)	(1,199,318)	(711,443)
Principal repayment on loans	866,828	677,345	603,905
Purchases of investment securities available for sale	(7,500)	(11,985)	(30,985)
Proceeds from sales of investment securities available for sale	61,248	—	6,504
Proceeds from maturities, calls or repayments of investment securities available for sale	206,637	125,758	142,908
Purchases of investment securities held to maturity	(23,808)	(70,247)	(122,809)
Proceeds from maturities, calls or repayments of investment securities held to maturity	115,329	99,596	74,437
Net (purchases) sales of money market and mutual funds	(565)	(17,962)	14,867
(Purchase) Redemption of Federal Home Loan Bank stock	(12,138)	44	8,587
Proceeds from the sale of other securities	2,584	—	—
Acquisition of Conestoga, net of cash acquired	(79,610)	—	—
Acquisition of Pye Karr Ambler & Co., Inc., net of cash acquired	—	(135)	—
Proceeds from sale other real estate owned	2,116	1,008	5,496
Purchases of premises and equipment	(3,328)	(4,548)	(14,597)
Proceeds from sale of premises and equipment	21	2,870	24
Cash provided by (used in) other investing activities	432	162	(349)
Net cash used in investing activities	(290,466)	(397,412)	(23,455)
FINANCING ACTIVITIES:
Increase in borrowed funds	495,993	11,000	12,000
Repayment of borrowed funds	(195,975)	(10,983)	(71,982)
Net increase (decrease) in checking, savings and demand accounts	114,505	107,787	(196,850)
Stock subscription deposits received	—	—	463,036
Net increase (decrease) in time deposits	3,374	(53,484)	(46,493)
Cash dividend paid to stockholders	(8,800)	—	—
Proceeds from the exercise of stock options	4,152	2,306	2,766
Excess tax benefit related to stock based compensation awards	361	127	59
Purchase of treasury stock	(133,172)	(349)	(28,497)
Net cash provided by financing activities	280,438	56,404	134,039
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,126	(300,095)	178,332
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	233,920	534,015	355,683
CASH AND CASH EQUIVALENTS, END OF YEAR	$287,046	$233,920	$534,015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$21,842	$19,132	$22,344
Cash payments (refunds) for income taxes	7,771	2,304	(4,261)
Transfers of loans to other real estate owned	363	441	273
Transfers of bank branches to fixed assets held for sale	—	744	391
Transfers of securities at fair value from available for sale to held to maturity	—	—	152,200
Contribution to pension plan	351	351	351
Acquisition of noncash assets and liabilities
Assets acquired	649,880	—	—
Liabilities acquired	589,255	—	—
Issuance of common stock funded by stock subscriptions received prior to January 1, 2015, net of offering costs	—	474,398	—

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Specifically, the financial statements include the accounts of the Bank, the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) Beneficial Equipment Finance Corporation, a business equipment leasing company. Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated. The various services and products support each other and are interrelated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

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

The Company invests in Federal Home Loan Bank of Pittsburgh (“FHLB”) stock as required to support borrowing activities, as detailed in Note 14 to these consolidated financial statements. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company reports its investment in FHLB stock at cost in the consolidated statements of financial condition. The Company reviews FHLB stock for impairment based on guidance from FASB ASC Topic 320 for Investments — Debt and Equity Securities and FASB ASC Topic 942 for Financial Services — Depository and Lending and has concluded that its investment is not impaired.

Loans and Leases — The Company’s loan and lease portfolio consists of commercial loans and leases, residential loans and consumer loans. Commercial loans and leases include commercial real estate loans, commercial construction loans, commercial business loans, and small business commercial leases. Residential loans include residential mortgage loans secured primarily by first liens on one-to four-family residential properties. Consumer loans consist primarily of home equity loans and lines of credit, personal loans, automobile loans and education loans. Loan balances are stated at their principal balances, net of unamortized fees and costs.

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

Allowance for Loan and Lease Losses — The allowance for loan and lease losses is determined by management based upon portfolio segment, past experience, evaluation of estimated loss and impairment in the loan portfolio, current economic conditions and other pertinent factors. Management also considers risk characteristics by portfolio segments including, but not limited to, renewals and real estate valuations. The allowance for loan and lease losses is maintained at a level that management considers appropriate to provide for estimated losses and impairment based upon an evaluation of known and inherent risk in the loan portfolio. Loan impairment is evaluated based on the fair value of collateral or estimated net realizable value. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. The allowance for loan and lease losses is established through a provision for loan losses charged to expense which is based upon past loan and loss experience and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans. In addition, the FDIC and the Department, as an integral part of their examination process, periodically review our allowance for loan and lease losses and may require us to increase our provision for loan losses or recognize further loan charge-offs.

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

Loans Acquired With Deteriorated Credit Quality — The Company accounts for loans acquired with deteriorated credit quality in accordance with the provisions included in FASB ASC 310-30 Loans and Debt Securities Acquired with Deteriorated Credit Quality. For these loans, the Company determined that there is evidence of deterioration in credit quality since the origination of the loan and that it was probable, at the acquisition date, that the Company will be unable to collect all contractually required payments receivable. These loans are recorded at fair value, at the acquisition date, reflecting the present value of the amounts expected to be collected. Subsequently, the Company evaluates loans acquired with deteriorated credit quality individually for further impairment on a quarterly basis.

Loans Acquired Without Deteriorated Credit Quality — The Company accounts for loans acquired without deteriorated credit quality in accordance with the provisions included in FASB ASC 310-20 Receivables.  These loans are recorded at fair value, at the acquisition date, and are subsequently reviewed on a quarterly basis to evaluate whether the remaining fair value mark is sufficient to cover expected losses over the remaining life of the loan portfolios.

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

SBA Loan Servicing — The Company sells guaranteed portion of certain Small Business Administration (“SBA”) loans to third parties and retains servicing rights and receives servicing fees.  All such transfers are accounted for as sales. While the Company may retain a portion of certain sold SBA loans, its continuing involvement in the portion of the loan that was sold is limited to certain servicing responsibilities.  When the contractual servicing fees on loans sold with servicing retained are expected to be more than adequate compensation to a servicer for performing the servicing, a capitalized servicing asset is recognized.  The Company accounts for the transfers and servicing of financial assets in accordance with ASC 860, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes. The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The uncertain tax liability for uncertain tax positions was zero at December 31, 2016 and December 31, 2015.

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

Earnings Per Share — The Company uses the two-class method to calculate earnings per share as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if options on common shares had been exercised, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate solely to outstanding stock options, and are determined using the treasury stock method. The effects of options to issue common stock are excluded from the computation of diluted earnings per share in periods in which the effect would be antidilutive.

Cash and Cash Equivalents — For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, interest bearing deposits and federal funds sold.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04: Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  To simplify the subsequent measurement of goodwill, this update eliminates Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  An entity should apply the amendments in this Update on a prospective basis.  A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.  The Company does not anticipate a material impact to the consolidated financial statements at this time.

Also in January 2017, the FASB issued ASU 2017-03: Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323).  The amendments in this update add and amend SEC paragraphs pursuant to the SEC Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) meetings. The Company does not anticipate a material impact to the consolidated financial statements at this time.

Also in January 2017, the FASB issued ASU 2017-01: Business Combinations (Topic 805), Clarifying the Definition of a Business.  The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this update affect all reporting entities that must determine whether they have acquired or sold a business.  Public business entities should apply the amendments in this update to annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company intends to comply with the effective date of this update and does not anticipate an impact to the consolidated financial statements at this time.

In December 2016, the FASB issued ASU 2016-20: Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments in this update cover a variety of Topics in the Codification related to the new revenue recognition standard (Accounting Standards Update No. 2014-09). The amendments in this update represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company does not anticipate a material impact to the consolidated financial statements.

Also in December 2016, the FASB issued ASU 2016-19: Technical Corrections and Improvements. The amendments in this update cover a wide range of Topics in the Codification. The amendments in this update represent changes to make corrections or improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company does not anticipate a material impact to the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18: Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force.  Stakeholders indicated that diversity exists in the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. This update addresses that diversity. The amendments in this update require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The Company evaluated the amendments of this update and does not anticipate an impact to the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13: Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Topic 326 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. For available for sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 will require that credit losses be presented as an allowance rather than as a write-down. This update affects entities holding financial assets and net investment in leases that are not accounted for at fair value through net income. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this update are effective for fiscal years beginning after December 15, 2019. The Company is in the process of evaluating the impact of this guidance but expects that the impact will likely be material to the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09: Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company evaluated the impact of this guidance and does not anticipate a material impact to the consolidated financial statements at this time.

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

3. ACQUISITION OF CONESTOGA BANK

On April 14, 2016, Beneficial completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company, Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and Conestoga Bank subsequently merged with and into Beneficial Bank. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 15, 2016, the date of the acquisition, through December 31, 2016.  During the year ended December 31, 2016, the Company recorded $7.2 million of merger and other restructuring charges as a result of the completion of the transaction.

The acquisition of Conestoga Bank increased the Company’s market share in southeastern Pennsylvania and provided Beneficial with a number of new branches.

The acquisition of Conestoga Bank was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $47.2 million, which will not be amortizable and is not deductible for tax purposes.  The Company allocated the total balance of goodwill to its banking segment.

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

(In thousands)
Consideration Paid
Cash paid to Conestoga Bank	$105,000
Change in control payments	2,777
Value of consideration	107,777

Assets acquired:
Cash and due from banks	$28,167
Investment securities	59,424
FHLB stock	307
Loans and leases	518,348
Premises and equipment	6,979
Bank owned life insurance	14,330
Core deposit intangible	2,247
Real estate owned	1,087
Accrued interest receivable	1,121
Deferred tax asset	12,536
Other assets	5,334
Total assets	649,880

Liabilities assumed:
Deposits	$588,386
Accrued interest payable	131
Other liabilities	738
Total liabilities	589,255
Net assets acquired	60,625
Goodwill resulting from acquisition of Conestoga Bank	$47,152

The following table details the changes in fair value of the net assets acquired and liabilities assumed as of April 14, 2016 from the amounts originally reported in the Company’s Form 10-Q for the quarterly period ended September 30, 2016:

Goodwill Conestoga Bank Reported as of September 30, 2016	$47,302

Effect of adjustments to:
Loans and leases	(2,013)
Real estate owned	306
Deferred tax asset	1,495
Premises and equipment	27
Other assets	16
Other liabilities	19
Total adjustments	(150)

Adjusted goodwill Conestoga Bank as of December 31, 2016	$47,152

The changes to goodwill during the three months ended December 31, 2016 are primarily due to final market values received on assets acquired and adjustments to acquired deferred tax assets based on filing final tax returns.

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

The following table details the loans that are accounted for in accordance with FASB ASC 310-30 as of April 14, 2016:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$20,975
Contractual cash flows not expected to be collected (nonaccretable difference)	5,952
Expected cash flows at acquisition	15,023

Interest component of expected cash flows (accretable discount)	1,235
Fair value of acquired loans accounted for under FASB ASC 310-30	$13,788

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value.  The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan.  The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of April 14, 2016:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$507,815
Contractual cash flows not expected to be collected (credit mark)	8,260
Expected cash flows at acquisition	499,555

Interest rate premium mark	5,005
Fair value of acquired loans not accounted for under FASB ASC 310-30	$504,560

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Conestoga Bank.

In connection with the acquisition of Conestoga Bank, the Company acquired an investment portfolio with a fair value of $59.4 million.  All investment securities were subsequently sold at fair value.

In connection with the acquisition of Conestoga Bank, the Company recorded a net deferred income tax asset of $12.5 million related to Conestoga Bank’s net operating loss carryforward, as well as other tax attributes of the acquired company, along with the tax effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from Conestoga Bank provide value to the Company as a source of stable and low cost funds.  The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using Beneficial’s historical deposit data. The CDI was valued at $2.2 million or 0.65% of deposits. The intangible asset is being amortized on an accelerated basis over ten years.  Amortization for the year ended December 31, 2016 was $289 thousand.

Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an alternative deposit portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment was valued at $588 thousand and is being amortized in line with the expected cash flows driven by maturities of these deposits over the next five years.  Amortization for the year ended December 31, 2016 was $408 thousand.

Direct costs related to the acquisition of Conestoga Bank were expensed as incurred. During the year ended December 31, 2016, the Company incurred $7.2 million in acquisition integration expenses related to the acquisition, including $3.3 million of professional fees and third party vendor contract termination expenses, $1.6 million of facility expenses, $1.2 million of severance expenses, and $1.1 million of other acquisition expenses.

The following table presents actual operating results attributable to Conestoga Bank since the April 14, 2016 acquisition date through December 31, 2016.  This information does not include purchase accounting adjustments or acquisition integration costs.

(Dollars in thousands)	Conestoga Bank April 14, 2016 to December 31, 2016
Net interest income	$16,697
Non-interest income	963
Non-interest expense	(6,511)
Income taxes	(3,902)
Net income	$7,247

The following table presents unaudited pro forma information as if the acquisition of Conestoga Bank had occurred on January 1, 2015. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Acquisition costs expensed by Beneficial Bank of $7.2 million and Conestoga Bank of $947 thousand were estimated to have been incurred during the year ended December 31, 2015.

The pro forma information does not necessarily reflect the results of operations that would have occurred had the acquisition of Conestoga Bank occurred at the beginning of 2015. Expected cost savings are not reflected in the pro forma amounts.

	Pro forma
	For the Year Ended
(Dollars in thousands)	December 31, 2016	December 31, 2015
Net interest income	$157,396	$149,264
Provision for loan loss	(572)	2,300
Non-interest income	29,769	29,879
Non-interest expense	(138,700)	(148,219)
Income taxes	(16,763)	(11,628)
Net income	$31,130	$21,596

Net earnings per share
Basic	$0.42	$0.28
Diluted	$0.42	$0.27

Net earnings per share
Basic	71,902,158	78,513,929
Diluted	72,632,437	79,276,984

4. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2016. All amounts are presented net of tax.

	Net unrealized
	holding gains (losses) on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2016	$542	$(23,916)	$(23,374)
Changes in other comprehensive loss before reclassifications:
Unrealized holding losses on AFS securities	(1,804)	—	(1,804)
Accretion of unrealized losses on AFS securities transferred to HTM	506	—	506
Pension, other postretirement and postemployment benefit plan adjustments	—	(2,926)	(2,926)
Amount reclassified from accumulated other comprehensive loss	9	1,756	1,765
Net current-period other comprehensive loss	(1,289)	(1,170)	(2,459)
Ending balance, December 31, 2016	$(747)	$(25,086)	$(25,833)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2016:

For the Year Ended December 31, 2016
(Dollars in thousands)
Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities	$14		Net loss on sale of investment securities
	(5)		Income tax benefit
	$9		Net of tax

Amortization of defined benefit pension items
Transition obligation	$17	(1)	Other non-interest expense
Prior service costs	(485	)(1)	Other non-interest expense
Net recognized actuarial losses	2,526	(1)	Other non-interest expense
	2,058		Total before tax
	(302)		Income tax benefit
	$1,756		Net of tax

(1)   These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 17 - Pension and Other Postretirement Benefits for additional details.

The following table presents the changes in the balances of each component of AOCI for the year ended December 31, 2015.  All amounts are presented net of tax.

	Net unrealized
	holding gains (losses) on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2015	$2,711	$(25,374)	$(22,663)
Changes in other comprehensive loss before reclassifications:	(2,705)	—
Unrealized holding gains on AFS securities			(2,705)
Accretion of unrealized losses on AFS securities transferred to HTM	524	—	524
Pension, other postretirement and postemployment benefit plan adjustments	—	165	165
Amount reclassified from accumulated other comprehensive loss	12	1,293	1,305
Net current-period other comprehensive (loss) income	(2,169)	1,458	(711)
Ending balance, December 31, 2015	$542	$(23,916)	$(23,374)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2015:

For the Year Ended December 31, 2015
(Dollars in thousands)
Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities			Net loss on sale of investment securities
	$19		Income tax benefit
	(7)		Net of tax
$12

Amortization of defined benefit pension items
Transition obligation	$208	(1)	Other non-interest expense
Prior service costs	(518	)(1)	Other non-interest expense
Net recognized actuarial losses	2,433	(1)	Other non-interest expense
	2,123		Total before tax
	(830)		Income tax benefit
	$1,293		Net of tax

(1)   These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 17 - Pension and Other Postretirement Benefits for additional details.

The following table presents the changes in the balances of each component of AOCI for the year ended December 31, 2014.  All amounts are presented net of tax.

	Net unrealized
	holding gains (losses) on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2014	$(5,078)	$(16,276)	$(21,354)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	11,160	—	11,160
Unrealized losses on AFS securities transferred to HTM	(3,426)	—	(3,426)
Accretion of unrealized losses on AFS securities transferred to HTM	449	—	449
Pension, other postretirement and postemployment benefit plan adjustments	—	(9,781)	(9,781)
Amount reclassified from accumulated other comprehensive loss	(394)	683	289
Net current-period other comprehensive income (loss)	7,789	(9,098)	(1,309)
Ending balance, December 31, 2014	$2,711	$(25,374)	$(22,663)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2014:

For the Year Ended December 31, 2014
(Dollars in thousands)
Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(621)		Net gain on sale of investment securities
	227		Income tax expense
	$(394)		Net of tax

Amortization of defined benefit pension items
Transition obligation	$164	(1)	Other non-interest expense
Prior service costs	(526	)(1)	Other non-interest expense
Net recognized actuarial losses	1,413	(1)	Other non-interest expense
	1,051		Total before tax
	(368)		Income tax benefit
	$683		Net of tax

(1)   These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 17 - Pension and Other Postretirement Benefits for additional details.

5. EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the years ended December 31, 2016, 2015, and 2014. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“KSOP”) shares and unvested restricted stock shares. Since the Company paid dividends during the year ended December 31, 2016, the Company was required to use the two-class method for 2016 to calculate earnings per share as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period.  Net earnings per share for both common shares and participating securities is the same for the years ended December 31, 2016, 2015, and 2014.  See Note 19 to these consolidated financial statements for further discussion of stock grants.

EPS Summary

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2016	2015	2014

Basic and diluted earnings per share:
Net income	$25,469	$22,893	$18,033
Net income allocated to unvested restricted stock	(812)	—	—
Net income allocated to common shares	$24,657	$22,893	$18,033

Basic average common shares outstanding	71,902,158	78,513,929	80,701,991
Effect of dilutive securities (1)	730,279	763,055	677,990
Dilutive average shares outstanding	72,632,437	79,276,984	81,379,981
Net earnings per share
Basic	$0.34	$0.29	$0.22
Diluted	$0.34	$0.29	$0.22

(1) - Dilutive securities for the year ended December 31, 2016 do not include unvested restricted stock awards.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the year ended December 31, 2016, there were 2,750 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the year ended December 31, 2015, there were 687 restricted stock grants and 863,172 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the year ended December 31, 2014, there were 734,183 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. As a result of the second-step conversion, the share and per share information for the year ended December 31, 2014 has been adjusted to reflect the 1.0999 exchange ratio.

6. CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances in accordance with federal requirements. Cash and due from banks in the consolidated statements of financial condition include $21.5 million and $16.4 million at December 31, 2016 and 2015, respectively, relating to this requirement.

Cash and due from banks includes fiduciary funds of $584 thousand and $476 thousand at December 31, 2016 and 2015, respectively, relating to insurance services.

7. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2016, and 2015 are as follows:

	December 31, 2016
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	$4,649	10	$—	$4,659
Ginnie Mae guaranteed mortgage securities	3,734	134	—	3,868
GSE mortgage-backed securities	374,593	3,967	2,026	376,534
Collateralized mortgage obligations	22,920	20	259	22,681
Municipal bonds	2,320	82	—	2,402
Corporate Securities	19,487	155	185	19,457
Money market, mutual funds and certificates of deposit	21,952	—	9	21,943

Total	$449,655	$4,368	$2,479	$451,544

	December 31, 2016
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$569,319	$1,850	$6,522	$564,647
Collateralized mortgage obligations	30,580	110	268	30,422
Municipal bonds	630	50	—	680
Foreign bonds	2,000	36	—	2,036

Total	$602,529	$2,046	$6,790	$597,785

	December 31, 2015
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	$6,107	$2	$—	$6,109
Ginnie Mae guaranteed mortgage securities	4,395	146	—	4,541
GSE mortgage-backed securities	543,687	5,963	2,379	547,271
Collateralized mortgage obligations	32,717	37	397	32,357
Municipal bonds	30,146	1,510	—	31,656
Corporate Bonds	11,986	—	126	11,860
Money market, mutual funds and
certificates of deposit	21,401	—	33	21,368

Total	$650,439	$7,658	$2,935	$655,162

	December 31, 2015
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$654,803	$3,042	$4,335	$653,510
Collateralized mortgage obligations	38,757	456	292	38,921
Municipal bonds	750	69	—	819
Foreign bonds	2,000	40	—	2,040

Total	$696,310	$3,607	$4,627	$695,290

During the year ended December 31, 2016, the Company sold its investment in stock held in a financial institution that was acquired and recorded a $1.8 million gain and also received proceeds from the sale of $356 thousand of mutual funds that resulted in a loss of $14 thousand. During the year ended December 31, 2015, the Bank received proceeds from the sale of $360 thousand of mutual funds that resulted in a loss of $19 thousand. During 2014, the Bank received proceeds from the sale of mortgage-backed securities of $6.5 million and other securities of $364 thousand that resulted in an aggregate net gain of $621 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

	At December 31, 2016
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$546,662	$8,300	$37,672	$248	$584,334	$8,548
Corporate Securities	9,802	185	—	—	9,802	185
Collateralized mortgage obligations	2,622	17	26,471	510	29,093	527
Subtotal, debt securities	$559,086	$8,502	$64,143	$758	$623,229	$9,260
Mutual Funds	—	—	201	9	201	9
Total temporarily impaired securities	$559,086	$8,502	$64,344	$767	$623,430	$9,269

	At December 31, 2015
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$588,681	$5,296	$113,146	$1,418	$701,827	$6,714
Corporate Securities	11,860	126	—	—	11,860	126
Collateralized mortgage obligations	3,781	23	36,819	666	40,600	689
Subtotal, debt securities	$604,322	$5,445	$149,965	$2,084	$754,287	$7,529
Mutual Funds	—	—	541	33	541	33
Total temporarily impaired securities	$604,322	$5,445	$150,506	$2,117	$754,828	$7,562

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”). The Company had an unrealized loss of $8.5 million related to its GSE mortgage-backed securities as of December 31, 2016.  Additionally, the Company had an unrealized loss of $527 thousand on GSE collateralized mortgage obligations, an unrealized loss of $185 thousand on corporate securities and an unrealized loss of $9 thousand on mutual funds as of December 31, 2016.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.7% as of December 31, 2016.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.5% as of December 31, 2016. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2016.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 1.9% as of December 31, 2016. The Company’s investments that were in a loss position for less than 12 months included a GSE CMO with an unrealized loss of 0.6% as of December 31, 2016. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2016.

Corporate Securities

The Company’s investments that were in a loss position for less than 12 months included investment-grade rated subordinated debt issued by financial institutions with an unrealized loss of 1.9% as of December 31, 2016.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2016.

The following table sets forth the stated maturities of the investment securities at December 31, 2016 and 2015. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. For purposes of this table they are presented separately.

	December 31, 2016		December 31, 2015
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	2,320	2,402	8,696	9,025
Due after five years through ten years	24,136	24,116	39,543	40,600
Due after ten years	—	—	—	—
Mortgage-backed securities	401,247	403,083	580,799	584,169
Money market and mutual funds	21,952	21,943	21,401	21,368

Total	$449,655	$451,544	$650,439	$655,162

Held-to-maturity:
Due in one year or less	$625	$630	$120	$123
Due after one year through five years	2,005	2,086	2,505	2,592
Due after five years through ten years	—	—	125	144
Due after ten years	—	—	—	—
Mortgage-backed securities	599,899	595,069	693,560	692,431

Total	$602,529	$597,785	$696,310	$695,290

At December 31, 2016 and December 31, 2015, $90.7 million and $75.7 million, respectively, of securities were pledged to secure municipal deposits.  At December 31, 2016 and December 31, 2015, the Company had $500 thousand and $458 thousand, respectively, of securities pledged as collateral on interest rate swaps.

8. LOANS

Major classifications of loans at December 31, 2016 and 2015 are summarized as follows:

December 31, (Dollars in thousands)	2016	2015
Commercial:
Commercial real estate	$1,388,396	$971,086
Commercial business loans	694,246	496,313
Commercial small business leases	139,013	—
Commercial construction	224,832	116,452
Total commercial loans	2,446,487	1,583,851
Residential:
Residential real estate	894,474	735,724
Total residential loans	894,474	735,724

Consumer loans:
Home equity & lines of credit	248,953	231,808
Personal	21,863	20,640
Education	164,202	181,646
Automobile	234,589	187,777
Total consumer loans	669,607	621,871
Total loans	4,010,568	2,941,446

Allowance for losses	(43,261)	(45,500)
Loans, net	$3,967,307	$2,895,946

On April 14, 2016, the Company acquired $518.3 million of loans and leases in connection with the acquisition of Conestoga Bank.

During 2016, the Company entered into $117.5 million of participations in a portfolio of multi-family loans that are included in commercial real estate loans.  These loans all met the Company’s underwriting standards and are secured by real estate located within the Company’s market area.

Included in the balance of residential loans are approximately $2.0 million and $1.2 million of loans held for sale at December 31, 2016, and December 31, 2015, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Residential loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank. For the years ended December 31, 2016 and December 31, 2015, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $19.5 million and $18.7 million, respectively, and recorded mortgage banking income of approximately $854 thousand and $727 thousand, respectively. The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

During the year ended December 31, 2014, the Company sold a total of $23.6 million of non-performing commercial loans, which resulted in a $1.7 million net charge-off and a $1.6 million gain. There were no sales of non-performing commercial loans during the years ended December 31, 2016 and 2015.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years. At December 31, 2016, shared national credits totaled $234.1 million, which included $95.6 million of leveraged lending transactions. At December 31, 2015, shared national credits totaled $222.4 million, which included $113.7 million of leveraged lending transactions. All of these loans were classified as pass rated as of December 31, 2016 as all payments are current and the loans are performing in accordance with their contractual terms.

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $263 thousand and $245 thousand at December 31, 2016 and 2015, respectively. The amount of payoffs and repayments with respect to such loans during the years ended December 31, 2016, and 2015 totaled $8 thousand and $56 thousand, respectively. There was one related party loan granted during the year ended December 31, 2016 and 2015.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of December 31, 2016, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  Prior to December 31, 2015, management had established an unallocated reserve that reflected the uncertainties in economic conditions and in identifying triggering events that directly correlated to subsequent loss rates, changes in appraised value of underlying collateral and other risk factors that had not yet manifested themselves in the loss allocation factors or historical loss experience as well as to reflected the margin of imprecision inherent in the underlying assumptions used in the methodology for estimating general losses in the portfolio.  As of December 31, 2016 and 2015, management believes the previously unallocated component of $550 thousand as of December 31, 2014 was captured by the underlying assumptions used in the methodology including the nine interagency qualitative factors that were assessed to adjust the allowance based on the incremental risk drives not adequately reflected in the quantitative component of the allowance. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at December 31, 2016 or December 31, 2015.

The following tables set forth the activity in the allowance for loan losses by portfolio for the years ended December 31, 2016, 2015 and 2014:

			COMMERCIAL		RESIDENTIAL		CONSUMER
December 31, 2016 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$22,640	$11,856	$—	$2,335	$1,644	$2,356	$436	$125	$4,108	$45,500
Charge-offs	(134)	(536)	(292)	—	(379)	(411)	(744)	(148)	(2,170)	(4,814)
Recoveries	275	203	95	150	1	273	270	—	823	2,090
Provision (credit)	614	(1,600)	733	1,094	227	(1,033)	410	152	(112)	485
Allowance ending balance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	23,395	9,923	536	3,579	1,493	1,185	372	129	2,649	43,261
Loans acquired with deteriorated quality	—	—	—	—	—	—	—	—	—
Total Allowance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261

Financing receivable:
Ending balance
Individually evaluated for impairment	$18,321	$4,608	$—	$—	$9,129	$1,344	$87	$—	$—	$33,489
Collectively evaluated for impairment	1,364,679	684,354	139,013	224,832	884,916	247,193	21,634	164,202	234,589	3,965,412
Loans acquired with deteriorated quality	5,396	5,284	—	—	429	416	142	—	—	11,667
Total Portfolio	$1,388,396	$694,246	$139,013	$224,832	$894,474	$248,953	$21,863	$164,202	$234,589	$4,010,568

					CONSUMER
	COMMERCIAL			RESIDENTIAL	Home Equity &
December 31, 2015 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$18,016	$18,264	$2,343	$1,960	$2,669	$1,957	$285	$4,610	$550	$50,654
Charge-offs	(2,333)	(703)	—	(283)	(584)	(505)	(120)	(1,774)	—	(6,302)
Recoveries	647	2,759	102	16	173	153	—	898	—	4,748
Provision (credit)	6,310	(8,464)	(110)	(49)	98	(1,169)	(40)	374	(550)	(3,600)
Allowance ending Balance	$22,640	$11,856	$2,335	$1,644	$2,356	$436	$125	$4,108	$—	$45,500

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,640	11,856	2,335	1,644	2,356	436	125	4,108	$—	$45,500
Total Allowance	$22,640	$11,856	$2,335	$1,644	$2,356	$436	$125	$4,108	$—	$45,500

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,943	$2,287	$41	$12,890	$2,002	$10	$—	$—	$—	$35,173
Collectively evaluated for impairment	953,143	494,026	116,411	722,834	229,806	20,630	181,646	187,777	—	2,906,273
Total Portfolio	$971,086	$496,313	$116,452	$735,724	$231,808	$20,640	$181,646	$187,777	$—	$2,941,446

					CONSUMER
	COMMERCIAL			RESIDENTIAL	Home Equity &
December 31, 2014 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$22,089	$19,301	$3,188	$2,200	$3,133	$2,687	$306	$2,195	$550	$55,649
Charge-offs	(5,804)	(5,338)	—	(702)	(180)	(724)	(99)	(1,682)	—	(14,529)
Recoveries	3,112	4,499	733	88	198	103	—	601	—	9,334
Provision (credit)	(1,381)	(198)	(1,578)	374	(482)	(109)	78	3,496	—	200
Allowance ending Balance	$18,016	$18,264	$2,343	$1,960	$2,669	$1,957	$285	$4,610	$550	$50,654

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	18,016	18,264	2,343	1,960	2,669	1,957	285	4,610	550	50,654
Total Allowance	$18,016	$18,264	$2,343	$1,960	$2,669	$1,957	$285	$4,610	$550	$50,654

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,984	$4,172	$1,419	$12,271	$2,184	$122	$—	$—	$—	$38,152
Collectively evaluated for impairment	591,662	438,018	67,721	655,797	224,871	28,546	195,185	181,793	—	2,383,593
Total Portfolio	$609,646	$442,190	$69,140	$668,068	$227,055	$28,668	$195,185	$181,793	$—	$2,421,745

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at December 31, 2016 and December 31, 2015:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	December 31, 2016
	Commercial		Commercial		Small Business		Commercial		Residential
	Real Estate		Business		Leases		Construction		Real Estate		Total
Grade
Pass	$1,364,229	98%	$673,565	97%	$139,013	100%	$224,832	100%	$891,210	99%	$3,292,849	98%
Special Mention	9,189	1%	5,725	1%	—	—%	—	—%	—	—%	$14,914	—%
Substandard	14,978	1%	14,956	2%	—	—%	—	—%	3,264	1%	$33,198	2%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$1,388,396	100%	$694,246	100%	$139,013	100%	$224,832	100%	$894,474	100%	$3,340,961	100%

	December 31, 2015
	Commercial		Commercial		Commercial		Residential
	Real Estate		Business		Construction		Real Estate		Total
Grade
Pass	$953,761	98%	$473,653	95%	$116,411	100%	$728,996	99%	$2,272,821	98%
Special Mention	6,465	1%	8,725	2%	—	—%	—	—%	15,190	1%
Substandard	10,860	1%	13,935	3%	41	—%	6,728	1%	31,564	1%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$971,086	100%	$496,313	100%	$116,452	100%	$735,724	100%	$2,319,575	100%

The Bank’s credit review process is based on payment history for all consumer loans. The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government. The following tables set forth the consumer loan risk profile based on payment activity as of December 31, 2016 and December 31, 2015:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	December 31, 2016
	Home Equity & Lines of
	Credit		Personal		Education		Auto		Total
Performing	$247,944	100%	$21,783	100%	$149,359	91%	$234,589	100%	$653,675	98%
Non-performing	1,009	—%	80	—%	14,843	9%	—	—%	$15,932	2%
Total	$248,953	100%	$21,863	100%	$164,202	100%	$234,589	100%	$669,607	100%

	December 31, 2015
	Home Equity & Lines of
	Credit		Personal		Education		Auto		Total
Performing	$230,173	99%	$20,640	100%	$158,746	87%	$187,777	100%	$597,336	96%
Non-performing	1,635	1%	—	—%	22,900	13%	—	—%	24,535	4%
Total	$231,808	100%	$20,640	100%	$181,646	100%	$187,777	100%	$621,871	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of December 31, 2016, are as follows:

2016

Outstanding principal balance	$16,651
Carrying amount	11,667

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 14, 2016 acquisition date through December 31, 2016:

Accretable
(Dollars in thousands)	Discount

Balance, April 14, 2016	$1,235
Accretion	(463)
Balance, December 31, 2016	$772

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2016

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$252	1%	$338	4%	$243	1%	$833	2%	$1,387,563	36%	$1,388,396	35%	$—	$1,472	12%
Commercial business loans	853	4%	997	12%	1,126	6%	2,976	6%	691,270	17%	694,246	17%	—	1,768	15%
Commercial small business leases	1,802	8%	795	9%	—	—%	2,597	5%	136,416	3%	139,013	3%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	224,832	6%	224,832	6%	—	—	—%
Total commercial	$2,907	13%	$2,130	25%	$1,369	7%	$6,406	13%	$2,440,081	62%	$2,446,487	61%	$—	$3,240	27%

Residential:
Residential real estate	$2,252	10%	$466	5%	$3,695	18%	$6,413	12%	$888,061	22%	$894,474	22%	$—	$7,740	64%
Total residential	$2,252	10%	$466	5%	$3,695	18%	$6,413	12%	$888,061	22%	$894,474	22%	$—	$7,740	64%

Consumer loans:
Home equity & lines of credit	$1,103	5%	$502	6%	$409	2%	$2,014	4%	$246,939	6%	$248,953	6%	$—	$1,009	8%
Personal	456	2%	165	2%	25	—%	646	1%	21,217	1%	21,863	1%	—	80	1%
Education	10,974	50%	4,684	54%	14,843	73%	30,501	60%	133,701	3%	164,202	4%	14,843	—	—%
Automobile	4,390	20%	649	8%	—	—%	5,039	10%	229,550	6%	234,589	6%	—	—	—%
Total consumer	$16,923	77%	$6,000	70%	$15,277	75%	$38,200	75%	$631,407	16%	$669,607	17%	$14,843	$1,089	9%

Total	$22,082	100%	$8,596	100%	$20,341	100%	$51,019	100%	$3,959,549	100%	$4,010,568	100%	$14,843	$12,069	100%

(1)    Non-accruing loans do not include $11.7 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2015

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$—	—%	$800	7%	$—	—%	$800	1%	$970,286	34%	$971,086	33%	$—	$2,029	14%
Commercial business loans	143	1%	3	—%	531	2%	$677	1%	495,636	17%	496,313	17%	—	1,378	9%
Commercial construction	—	—%	—	—%	41	—%	41	—%	116,411	4%	116,452	4%	—	41	—%
Total commercial	$143	1%	$803	7%	$572	2%	$1,518	2%	$1,582,333	55%	$1,583,851	54%	$—	$3,448	23%

Residential:
Residential real estate	$1,075	8%	$338	3%	$4,567	16%	$5,980	10%	$729,744	25%	$735,724	25%	$—	$9,685	65%
Total residential	$1,075	8%	$338	3%	$4,567	16%	$5,980	10%	$729,744	25%	$735,724	25%	$—	$9,685	65%

Consumer loans:
Home equity & lines of credit	$762	4%	$141	1%	$937	3%	$1,840	3%	$229,968	8%	$231,808	8%	$—	$1,635	12%
Personal	209	1%	11	—%	—	—%	$220	—%	20,420	1%	20,640	1%	—	—	—%
Education	13,536	70%	9,927	86%	22,900	79%	$46,363	79%	135,283	5%	181,646	6%	22,900	—	—%
Automobile	3,094	16%	329	3%	—	—%	3,423	6%	184,354	6%	187,777	6%	—	—	—%
Total consumer	$17,601	91%	$10,408	90%	$23,837	82%	$51,846	88%	$570,025	20%	$621,871	21%	$22,900	$1,635	12%

Total	$18,819	100%	$11,549	100%	$28,976	100%	$59,344	100%	$2,882,102	100%	$2,941,446	100%	$22,900	$14,768	100%

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of December 31, 2016, 2015, and 2014. The Company had three accruing TDRs in the amount of $1.9 million which were modified during the year ended December 31, 2016. The Company had one and four accruing TDRs in the amount of $150 thousand and $2.5 million, which were modified during the years ended December 31, 2015 and 2014, respectively.

	December 31,		December 31,		December 31,
	2016		2015		2014
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	3	$770	—	$—	2	$755
Commercial business loans	3	1,939	—	—	1	1,500
Commercial construction	—	—	—	—	1	960
Total Commercial	6	2,709	—	—	4	3,215

Residential:
Residential real estate	4	297	6	679	2	228
Total real estate loans	4	297	6	679	2	228

Consumer loans:
Home equity & lines of credit	—	—	1	202	2	287
Personal	—	—	—	—	1	12
Total consumer loans	—	—	1	202	3	299
Total loans	10	$3,006	7	$881	9	$3,742

The following tables summarize information about TDRs as of and for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	6	$2,709
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	6	2,709
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	6	2,709
Outstanding principal balance immediately after modification	6	2,709
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination
Outstanding principal balance at period end	10	3,006
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	43

	For the Year Ended December 31, 2015
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	4	$477
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	3	279
Temporary reduction in interest rate	1	198
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	4	498
Outstanding principal balance immediately after modification	4	477
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	3	117
Outstanding principal balance at period end	7	881
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

	For the Year Ended December 31, 2014
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	5	$2,945
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	4	1,445
Temporary reduction in interest rate	1	1,500
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	5	4,390
Outstanding principal balance immediately after modification	5	2,945
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	5	2,119
Outstanding principal balance at period end	9	3,742
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	475

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

Components of Impaired Loans

Impaired Loans

For the Year Ended December 31, 2016

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,472	$1,472	$—	$2,191	$—	$—
Commercial Business	3,709	3,772	—	2,047	94	—
Commercial small business leases	—	—	—	12	—	—
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	7,740	8,672	—	8,882	—	—
Home Equity and Lines of Credit	1,009	1,050	—	1,460	—	—
Personal	80	80	—	178	—	—
Education	—	—	—	5	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$14,010	$15,046	$—	$14,778	$94	$—

Commercial	5,181	5,244	—	4,250	94	—
Residential	7,740	8,672	—	8,882	—	—
Consumer	1,089	1,130	—	1,646	—	—
Total	$14,010	$15,046	$—	$14,778	$94	$—

The impaired loans table above includes accruing TDRs in the amount of $1.9 million that were modified during 2016 and are performing in accordance with their modified terms.  The interest income disclosed above relates to accruing TDRs.

Impaired Loans

For the Year Ended December 31, 2015

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$2,029	$2,029	$—	$1,654	$—	$—
Commercial Business	1,378	1,378	—	1,707	—	—
Commercial Construction	41	41	—	345	—	—
Residential Real Estate	9,834	10,675	—	8,513	8	—
Home Equity and Lines of Credit	1,635	1,645	—	1,711	—	—
Personal	—	—	—	12	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$14,917	$15,768	$—	$13,945	$8	$—

Commercial	3,448	3,448	—	3,706	—	—
Residential	9,834	10,675	—	8,513	8	—
Consumer	1,635	1,645	—	1,726	—	—
Total	$14,917	$15,768	$—	$13,945	$8	$—

The impaired loans table above includes $150 thousand of accruing TDRs that were modified during 2015 and are performing in accordance with their modified terms.  The interest income disclosed above relates to accruing TDRs.

Impaired Loans

For the Year Ended December 31, 2014

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,721	$2,337	$—	$10,858	$—	$—
Commercial Business	3,255	4,691	—	9,061	132	—
Commercial Construction	1,362	1,362	—	1,399	41	—
Residential Real Estate	8,768	9,513	—	9,712	—	—
Home Equity and Lines of Credit	1,908	1,935	—	1,335	2	—
Personal	111	111	—	108	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	151	—	—
Total Impaired Loans:	$17,125	$19,949	$—	$32,624	$175	$—

Commercial	6,338	8,390	—	21,318	173	—
Residential	8,768	9,513	—	9,712	—	—
Consumer	2,019	2,046	—	1,594	2	—
Total	$17,125	$19,949	$—	$32,624	$175	$—

The impaired loans table above includes $2.5 million of accruing TDRs that were modified during 2014 and are performing in accordance with their modified terms.  The interest income disclosed above relates to accruing TDRs.

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and as a result, no specific valuation allowance was required for any impaired loans at December 31, 2016 or December 31, 2015. Interest income that would have been recorded for the year ended December 31, 2016, had impaired loans been current according to their original terms, amounted to $817 thousand. Interest income that would have been recorded for the year ended December 31, 2015, had impaired loans been current according to their original terms, amounted to approximately $820 thousand.

9. ACCRUED INTEREST RECEIVABLE

The following table provides information on accrued interest receivable at December 31, 2016 and 2015.

	2016		2015
(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Interest-bearing deposits	$50	0.3%	$22	0.2%
Investment securities	2,521	15.2%	3,133	21.9%
Loans	14,064	84.5%	11,143	77.9%

Total accrued interest receivable	$16,635	100.0%	$14,298	100.0%

10. BANK PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015:

(Dollars in thousands)	2016	2015

Land	$19,703	$18,517
Bank premises	55,147	50,430
Furniture, fixtures and equipment	20,742	20,910
Leasehold improvements	16,355	15,223
Construction in progress	425	1,232
Total	112,372	106,312
Accumulated depreciation and amortization	(36,928)	(33,099)

Total	$75,444	$73,213

Depreciation and amortization expense amounted to $6.4 million and $6.1 million for the years ended December 31, 2016 and 2015, respectively.

11. GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. During the year ended December 31, 2016, the Company recorded goodwill of $47.2 million and core deposit intangibles of $2.2 million, or 0.65% of core deposits, in connection with the acquisition of Conestoga Bank.  As of December 31, 2016, the other intangibles consisted of $2.9 million of core deposit intangibles, which are amortized over an estimated useful life of ten years, and $1.6 million of customer list intangibles, which are amortized over an estimated remaining life of between four and six years.

On August 3, 2015, Beneficial Insurance Services, a wholly owned subsidiary of Beneficial Bank, acquired Pye Karr Ambler & Co., Inc., a small insurance brokerage firm located in Jenkintown, Pennsylvania. As a result of this merger, a customer list intangible of $135 thousand was recorded and will be amortized over 4 years.

During 2016, management reviewed qualitative factors for the bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2015. Accordingly, it was determined that it was more likely than not that the fair value of each reporting unit continued to be in excess of its carrying amount as of December 31, 2016.

During 2016, the Company made a voluntary change in the method of applying an accounting principle related to the timing of the annual goodwill impairment assessment, as it relates to Beneficial Insurance Services, LLC, from December 31st to September 30th.   Management made this decision based on the time intensive nature of the goodwill impairment assessment for Beneficial Insurance Services, LLC. Management does not consider this change in impairment testing date to be a material change in application of an accounting principle.  As it relates to Beneficial Insurance Services, LLC, the Company performed an impairment test as of September

30, 2016 which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2016.

Goodwill and other intangibles at December 31, 2016 and December 31, 2015 are summarized as follows:

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships Intangible
Balance at January 1, 2016	$121,973	$2,423	$1,966
Adjustments:
Additions	47,152	2,247	—
Amortization	—	(1,787)	(403)
Balance at December 31, 2016	$169,125	$2,883	$1,563

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships Intangible
Balance at January 1, 2015	$121,973	$3,922	$2,214
Adjustments:
Additions	—	—	135
Amortization	—	(1,499)	(383)
Balance at December 31, 2015	$121,973	$2,423	$1,966

The following tables summarize amortizing intangible assets at December 31, 2016 and 2015:

	2016			2015
(Dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core Deposits	$26,170	$(23,287)	$2,883	$23,923	$(21,500)	$2,423
Customer Relationships	10,386	(8,823)	1,563	10,386	(8,420)	1,966
Total Amortizing Intangibles	$36,556	$(32,110)	$4,446	$34,309	$(29,920)	$4,389

Aggregate amortization expense was $2.2 million and $1.9 million for the years ended December 31, 2016 and 2015, respectively. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)
Year	Expense
2017	$1,563
2018	796
2019	728
2020	655
2021	232
2022 and thereafter	472

12. OTHER ASSETS

The following table provides selected information on other assets at December 31, 2016 and 2015:

	December 31,	December 31,
(Dollars in thousands)	2016	2015
Investments in affordable housing and other partnerships	$5,575	$9,317
Prepaid assets	2,493	2,120
Net deferred tax assets	44,789	37,778
Other real estate	821	1,276
Fixed assets held for sale	744	744
Servicing rights	2,169	1,349
All other assets	6,031	5,287
Total other assets	$62,622	$57,871

During the year ended December 31, 2016, the Company recorded a net deferred tax asset of $12.5 million related to the acquisition of Conestoga Bank.  The Company follows the authoritative guidance under ASC 860-50 — Servicing Assets and Liabilities to account for its servicing rights. The Company has elected the fair value measurement method to value its servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company measures its loan servicing rights at fair value at each reporting date and reports changes in the fair value of its loan servicing rights in earnings in the period in which the changes occur. See Note 24 to these consolidated financial statements.

13. DEPOSITS

Deposits consisted of the following major classifications at December 31, 2016 and 2015:

		% of Total		% of Total
(Dollars in thousands)	2016	Deposits	2015	Deposits

Non-interest bearing deposits	$518,294	12.5%	$409,232	11.8%
Interest-earning checking accounts	930,227	22.4%	757,719	22.0%
Municipal checking accounts	125,063	3.0%	132,642	3.8%
Money market accounts	444,226	10.7%	389,403	11.3%
Savings accounts	1,265,864	30.4%	1,132,842	32.8%
Certificates of deposit	874,514	21.0%	630,085	18.3%
Total deposits	$4,158,188	100.0%	$3,451,923	100.0%

On April 14, 2016, the Company acquired $588.4 million of deposits in connection with the acquisition of Conestoga Bank.

Time deposit accounts outstanding at December 31, 2016 mature as follows:

(Dollars in thousands)
Year	Balance
2017	$456,829
2018	159,926
2019	86,421
2020	108,126
2021	63,120
2022 and thereafter	92

The aggregate amount of certificates of deposit accounts in denominations of $100 thousand or more totaled $176.0 million, $122.6 million and $133.3 million at December 31, 2016, December 31, 2015 and 2014, respectively. The FDIC has permanently raised deposit insurance per account owner to $250 thousand for all types of accounts.

14. BORROWED FUNDS

A summary of borrowings is as follows:

	December 31,
(Dollars in thousands)	2016	2015

FHLB advances	$465,000	$165,000
Statutory trust debenture	25,423	25,405
Total borrowings	$490,423	$190,405

Advances from the FHLB that bear fixed interest rates with remaining periods until maturity are summarized as follows:

	December 31,
(Dollars in thousands)	2016	2015

Due in one year or less	$75,000	$70,000
Due after one year through five years	390,000	95,000
Total FHLB advances	$465,000	$165,000

Included as “FHLB advances” at December 31, 2016 and 2015 in the above table are FHLB advances whereby the FHLB has the option at predetermined times to convert the fixed interest rate to an adjustable rate tied to the London Interbank Offered Rate (“LIBOR”). If the FHLB converts the interest rate, the Company would have the option to prepay these advances without penalty. These advances are included in the periods in which they mature. At December 31, 2016, $20.0 million, or 4.3% of the FHLB advances, are convertible at the option of the FHLB. FHLB advances are collateralized under a blanket collateral lien agreement.

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. At December 31, 2016, the Bank had a maximum borrowing capacity from the FHLB of Pittsburgh of $1.8 billion of which we had $465.0 million in outstanding advances and $125.0 million in future dated advances outstanding with the FHLB of Pittsburgh. The balance remaining of $1.2 billion is our unused borrowing capacity with the FHLB of Pittsburgh at December 31, 2016. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with requirements for FHLB of Pittsburgh with an investment of $21.2 million at December 31, 2016.

The weighted average interest rates of the borrowings during the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Weighted average interest rate during period:
Federal Home Loan Bank advances	2.04%	2.76%
Federal Home Loan Bank overnight borrowings	0.62	0.35
Federal Reserve Bank of Philadelphia overnight borrowings	1.01	0.75
Statutory Trust Debenture	2.40	2.00
Other	0.79	0.60

The Bank entered into two future borrowing arrangements with the FHLB of Pittsburgh to borrow $50.0 million and $75.0 million, respectively, at a fixed interest rate during the period from February 2017 through February 2021 and the period from March 2017 through March 2020, respectively, to replace existing borrowings that will mature during these periods, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the year ended December 31, 2016.

As of December 31, 2016, the Bank also has a $192.6 million borrowing capacity with the Federal Reserve Bank. The Company pledges loans to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia. Loans totaling $265.6 million and $235.8 million were pledged to secure borrowings at December 31, 2016 and 2015, respectively.  There were no outstanding borrowings with the Federal Reserve Bank at December 31, 2016 and 2015.

At December 31, 2016 and 2015, the Bank had no outstanding repurchase agreements.

The Company assumed FMS Financial’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS Financial on July 13, 2007. The Company’s debentures to the Trust as of December 31, 2016 were $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million. The difference between market value and the face value of the Company’s debenture is being amortized as interest expense over the expected life of the debt. The Trust issued $25.8 million of floating rate capital securities and $759 thousand of common securities to the Company. The Trust’s capital securities are fully guaranteed by the Company’s debenture to the Trust. The Company’s investment in the capital securities is included in “all other assets” in other assets on the Company’s consolidated statements of financial condition. As of December 31, 2016, the rate was 2.54% based on 3 Month LIBOR plus a 1.58% margin. The debentures are now redeemable at the Company’s option. The redemption of the debentures would result in the mandatory redemption of the Trust’s capital and common securities at par. The statutory trust debenture is wholly owned by the Company, however under accounting guidance, it is not a consolidated entity because the Company is not the primary beneficiary.

15. REGULATORY CAPITAL REQUIREMENTS

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

In July 2013, the Federal Deposit Insurance Corporation and the Federal Reserve Board approved a new rule that substantially amended the regulatory risk-based capital rules applicable to Beneficial Bank and Beneficial Bancorp. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revised the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement started to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution is also subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

As of December 31, 2016, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2016 and December 31, 2015:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2016:

Tier 1 Leverage (to average assets)	$891,129	16.15%	$220,715	4.00%	$275,893	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	866,540	21.45%	181,769	4.50%	262,555	6.50%
Tier 1 Capital (to risk weighted assets)	891,129	22.06%	242,359	6.00%	323,145	8.00%
Total Capital (to risk weighted assets)	934,624	23.14%	323,145	8.00%	403,931	10.00%

As of December 31, 2015:

Tier 1 Leverage (to average assets)	$1,036,850	22.38%	$185,332	4.00%	$231,665	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	1,013,680	33.36%	136,722	4.50%	197,487	6.50%
Tier 1 Capital (to risk weighted assets)	1,036,850	34.13%	182,296	6.00%	243,061	8.00%
Total Capital (to risk weighted assets)	1,074,952	35.38%	243,061	8.00%	303,826	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2016 and 2015:

					To Be Well
					Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2016:

Tier 1 Leverage (to average assets)	$814,038	14.76%	$220,639	4.00%	$275,799	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	814,038	20.17%	181,615	4.50%	262,333	6.50%
Tier 1 Capital (to risk weighted assets)	814,038	20.17%	242,154	6.00%	322,872	8.00%
Total Capital (to risk weighted assets)	857,533	21.25%	322,872	8.00%	403,590	10.00%

As of December 31, 2015:

Tier 1 Leverage (to average assets)	$780,713	16.86%	$185,183	4.00%	$231,479	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	780,713	25.74%	136,514	4.50%	197,187	6.50%
Tier 1 Capital (to risk weighted assets)	818,758	25.74%	182,018	6.00%	242,691	8.00%
Total Capital (to risk weighted assets)	780,713	26.99%	242,691	8.00%	303,364	10.00%

16. INCOME TAXES

The Company files a consolidated federal income tax return. The provision for income taxes for the years ended December 31, 2016, 2015, and 2014 includes the following:

(Dollars in thousands)	2016	2015	2014

Current federal taxes	$6,033	$3,271	$(128)
Current state and local taxes	1,547	1,270	537
Deferred federal and state taxes	6,064	6,184	5,314

Total	$13,644	$10,725	$5,723

A reconciliation from the expected federal income tax expense computed at the statutory federal income tax rate to the actual income tax expense included in the consolidated statements of income is as follows:

	2016		2015		2014

Tax at statutory rate	$13,689	35.00%	$11,766	35.00%	$8,315	35.00%
Increase/(reduction) in taxes resulting from:
Tax-exempt income	(971)	(2.48)	(1,015)	(3.02)	(1,362)	(5.73)
State and local income taxes	1,446	3.70	1,094	3.25	799	3.36
Employee benefit programs	(17)	(0.04)	(360)	(1.07)	(477)	(2.01)
Federal income tax credits	(994)	(2.54)	(1,000)	(2.97)	(1,349)	(5.68)
Valuation allowances — charitable contributions	—	—	—	—	(269)	(1.13)
Valuation allowances — state and local income taxes/OTTI	(692)	(1.77)	(102)	(0.30)	58	0.24
Section 162(m): Limit on Compensation	664	1.70	—	—	—	—
Other	519	1.31	342	1.01	8	0.04

Total	$13,644	34.88%	$10,725	31.90%	$5,723	24.09%

Items that give rise to significant portions of the deferred tax accounts at December 31, 2016 and 2015 are as follows:

(Dollars in thousands)	2016	2015

Deferred tax assets:
Reserve for bad debts	$15,818	$16,638
Pension and postretirement liabilities (ASC 715)	13,402	13,603
Federal income tax credits	2,085	3,879
Deferred compensation	8,995	6,969
State net operating loss carryover / state credits	426	964
Purchase accounting adjustments	9,561	1,568
Lease accounting	1,175	1,017
OREO	161	633
Available-for-sale securities	427	—
Accrued expenses and other	3,744	3,740
	55,794	49,011
Less: Valuation Allowance	(426)	(1,118)

Total	55,368	47,893

Deferred tax liabilities:
Available-for-sale securities	—	313
Pension and postretirement benefits	5,278	5,168
Intangibles	1,961	1,909
Premises and equipment	257	413
Prepaid expenses and deferred loan costs	2,293	1,821
Mortgage servicing rights and other	790	491
Total	10,579	10,115

Net deferred tax assets	$44,789	$37,778

As of December 31, 2016, the Company had net deferred tax assets totaling $44.8 million. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established. The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as December 31, 2016. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

As of December 31, 2016, the Company had state and local net operating loss carryovers of $18.4 million resulting in deferred tax assets of $426 thousand. These state and local net operating loss carryovers begin to expire after December 31, 2016 if not utilized. A valuation allowance of $426 thousand for these deferred tax assets had been recorded as of December 31, 2016 as management believes it is more likely than not that such deferred tax assets will not be realized. As of December 31, 2015, management maintained a valuation allowance of $154 thousand related to a deferred tax asset associated with the write down of certain equity securities. This $154 thousand valuation allowance was reversed during the year ended December 31, 2016 following the sale of the securities.

During the years ended December 31, 2016 and 2015, $539 thousand in net deferred tax assets and $318 thousand of net deferred tax liabilities, respectively, were recorded as adjustments to other comprehensive income tax accounts.

During the year ended December 31, 2016, the Company recorded $12.5 million of net deferred tax assets as part of the acquisition of Conestoga Bank.

As of December 31, 2016, the Company also had an alternative minimum tax credit carryover of $2.1 million which has an indefinite life.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes. The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The uncertain tax liability for uncertain tax positions was zero at December 31, 2016 and December 31, 2015. The tax year 2015 remains subject to examination by the IRS. The 2012 through 2015 tax years remain subject to examination by various state and local taxing authorities. For 2016, the Bank’s maximum federal income tax rate was 35%.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income. No interest or penalties were incurred during the years ended December 31, 2016 and 2015.

Pursuant to accounting guidance, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. As of December 31, 2016 and 2015, the Company had unrecognized deferred income taxes of approximately $2.3 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

17. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels. Additionally, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions. See Note 18 to these consolidated financial statements.

During 2014, the Company adopted the new mortality tables reflecting longer life expectancy published by the Society of Actuaries on October 27, 2014. These revised tables resulted in an increase in our pension plan’s projected benefit obligation of approximately $5.7 million as of December 31, 2014.  In 2016, this scale was updated to MP-2016.

During 2016, the Company revised its method for estimating the service cost and interest cost components of the net periodic benefit cost. Previously, these were estimated using a single weighted-average discount rate derived from the Citigroup Above Median Curve, the yield curve used to measure the benefit obligation. Now, the service cost and interest cost are estimated more precisely by discounting the projected cash flows with their corresponding spot rates on the Citigroup Above Median Curve. The Company has accounted for this as a change in accounting estimate affected by a change in accounting principle and have therefore accounted for it prospectively. This change in estimate reduced the net periodic benefit cost by $656 thousand in 2016.

In conjunction with the acquisition of Conestoga Bank, the Company recorded a $280 thousand acquired pension liability at fair value as of December 31, 2016. The Company intends to merge this pension plan into the Bank’s consolidated pension plan.

The following tables present a reconciliation of beginning and ending balances of benefit obligations and assets at December 31, 2016 and 2015:

	Pension		Other Postretirement
	Benefits		Benefits
(Dollars in thousands)	2016	2015	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$94,277	$100,747	$21,419	$23,851
Business combination	1,291	—	—	—
Service cost	—	—	128	154
Interest cost	3,416	3,835	726	827
Participants’ contributions	—	—	78	80
Actuarial loss/(gain)	1,588	(6,656)	1,377	(2,175)
Benefits paid	(3,915)	(3,649)	(1,391)	(1,318)
Benefit obligation at end of year	$96,657	$94,277	$22,337	$21,419

Change in Assets
Fair value of assets at beginning of year	$88,040	$93,337	$—	$—
Business combination	957	—	—	—
Actual gain/(loss) return on assets	6,828	(1,457)	—	—
Employer contribution	351	351	1,313	1,238
Participants’ contributions	—	—	78	80
Expense	(595)	(542)	—	—
Benefits paid	(3,915)	(3,649)	(1,391)	(1,318)
Fair value of assets at end of year	$91,666	$88,040	$—	$—

The following table presents a reconciliation of the funded status of the pension and postretirement benefits at December 31, 2016 and 2015.

			Other
	Pension		Postretirement Benefits
(Dollars in thousands)	2016	2015	2016	2015
Projected benefit obligation	$96,657	$94,277	$22,337	$21,419
Fair value of plan assets	91,666	88,040	—	—
Accrued pension cost	$4,991	$6,237	$22,337	$21,419

The Company’s pension benefits funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Retirement Plan Committee, which can be deducted for federal income tax purposes, if required. In both 2016 and 2015, $351 thousand was contributed to the pension plans under the Bank’s funding policy.

The following table presents the amounts recognized in accumulated other comprehensive income for pension and postretirement benefits at December 31, 2016 and 2015.

			Other
	Pension		Postretirement Benefits
(Dollars in thousands)	2016	2015	2016	2015
Net loss	$34,338	$35,085	$5,180	$3,965
Prior service cost	—	—	(1,044)	(1,530)

The Company’s total accumulated pension benefit obligations at December 31, 2016 and December 31, 2015 were $96.7 million and $94.3 million, respectively. The accumulated pension obligation equals the projected benefit obligation as a result of the freeze in pension benefits effective June 30, 2008.

Significant assumptions used to calculate the net periodic pension cost and obligation as of December 31, 2016, 2015, and 2014 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Consolidated Pension Plan
Discount rate for periodic pension cost	4.25%	3.90%	4.80%
Discount rate for benefit obligation	4.12%	4.25%	3.90%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%

Beneficial Bank Plans
Discount rate for periodic pension cost				4.27%	3.90%	4.80%
Discount rate for benefit obligation				4.04%	4.25%	3.90%
Expected long-term rate of return on plan assets				—	—	—

FMS Plan
Discount rate for periodic pension cost				3.43%	3.90%	4.80%
Discount rate for benefit obligation				3.31%	4.25%	3.90%
Expected long-term rate of return on plan assets				—	—	—

The components of net pension cost are as follows:

	Pension Benefits			Other Postretirement Benefits
(Dollars in thousands)	2016	2015	2014	2016	2015	2014
Component of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$128	$154	$129
Interest cost	3,416	3,835	3,820	726	827	892
Expected return on assets	(6,284)	(6,632)	(6,056)	—	—	—
Amortization of transition obligation	—	—	—	17	208	164
Amortization of prior service cost	—	—	—	(485)	(518)	(526)
Recognized net actuarial loss	2,382	2,346	1,342	144	87	71
Net periodic pension (benefit) cost	$(486)	$(451)	$(894)	$530	$758	$730

As of December 31, 2016, the health care trend initial rate was 7.5 percent for all participants, which is projected to reach an ultimate trend rate of 5.0 percent as of December 31, 2027 and remain level thereafter.

The impact of a 1.0 percent increase and decrease in assumed health care cost trend for each future year would be as follows:

(Dollars in thousands)	1.0% Increase	1.0% Decrease
Accumulated postretirement benefit obligation	$503	$(569)
Service and interest cost	24	(28)

The estimated net loss for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is $2.5 million. There is no estimated transition that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year.  The net loss and prior service cost for postretirement benefits that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year are $242 thousand and ($486) thousand, respectively.

Future benefit payments for all pension and postretirement plans are estimated to be paid as follows:

(Dollars in thousands)

Pension Benefits		Other Postretirement Benefits
2017	$3,987	2017	$1,332
2018	4,095	2018	1,328
2019	4,215	2019	1,270
2020	4,359	2020	1,253
2021	4,491	2021	1,266
2022-2026	24,694	2022-2026	6,744

The fair values of all pension and postretirement plan assets at December 31, 2016 and 2015 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2016				December 31, 2015
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds:
Large cap	$9,700	$—	$—	$9,700	$9,434	$—	$—	$9,434
Mid cap	72	—	—	72	—	—	—	—
Small cap	3,170	—	—	3,170	2,462	—	—	2,462
International	6,413	—	—	6,413	6,581	—	—	6,581
Global Managed Volatility	6,565	—	—	6,565	6,303	—	—	6,303
US Managed Volatility	3,846	—	—	3,846	4,319	—	—	4,319
Fixed Income	50,862	—	—	50,862	47,947	—	—	47,947
U.S. Government Agencies	10,879	—	—	10,879	10,831	—	—	10,831
Accrued Income	159	—	—	159	163	—	—	163
Total	$91,666	—	—	$91,666	$88,040	$—	$—	$88,040

As of December 31, 2016 and 2015, pension and postretirement plan assets were comprised of investments in equity and fixed income mutual funds. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 40% to 80% for risk management and 20% to 60% for return enhancement when the funded status is less than 110%, and 50% to 90% in risk management and 10% to 50% for return enhancement when the funded status reaches 110%, subject to the discretion of the Bank’s Retirement Plan Committee. Also, a small portion is maintained in cash reserves when appropriate. Weighted average asset allocations in plan assets at December 31, 2016 and December 31, 2015 were as follows:

	Pension
	December 31,
	2016	2015
Domestic equity securities	18.3%	18.4%
Fixed Income	55.5%	54.5%
U.S. Government Agencies	11.9%	12.3%
International equity securities	14.2%	14.6%
Accrued income	0.1%	0.2%
Total	100.0%	100.0%

The Company provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. At December 31, 2016 and 2015, $20.9 million and $20.8 million, respectively, in cash surrender value relating to this program were recognized in “other assets” in the Company’s consolidated statements of financial condition. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits postretirement. These liabilities totaled $5.1 million and $4.8 million at December 31, 2016 and 2015, respectively, and are included in the postretirement tables above.

18. EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

In connection with its initial public offering, the Company implemented an Employee Stock Ownership Plan (“ESOP”), which provides retirement benefits for substantially all full-time employees who were employed at the date of the initial public offering and are at least 21 years of age. Other salaried employees will be eligible after they have completed one year of service and have attained the age of 21. The Company makes annual contributions to the ESOP equal to the ESOP’s debt service or equal to the debt service less the dividends received by the ESOP on unallocated shares. Shares purchased by the ESOP were acquired using funds provided by two loans from the Company and accordingly the cost of those shares is shown as a reduction of stockholders’ equity. As previously discussed, 2,015,352 shares were purchased by the Plan to be used to fund future contributions into the Plan in conjunction with the second step conversion.  In connection with the purchase of the shares during the second-step stock offering on January 12, 2015, the Plan borrowed $20.2 million from the Bancorp at a fixed interest rate of 3.25% with a thirty-year term to fund the purchase of 2,015,352 shares.  As of July 1, 2008, the ESOP was merged with the Company’s 401(k) plans to form the Employee Savings and Stock Ownership Plan (“KSOP”). The Company accounts for the KSOP based on guidance from FASB ASC Topic 718 for Compensation — Stock Compensation. Shares are released as the loan is repaid. As a result of the second-step conversion, the 2014 period shares disclosed in this footnote were adjusted to reflect the 1.0999 exchange ratio.

The balance of the 2008 loan to the KSOP as of December 31, 2016 was $15.0 million compared to $16.9 million at December 31, 2015. The balance of the 2015 loan to the KSOP as of December 31, 2016 was $19.3 million compared to $19.8 million as of December 31, 2015. All full-time employees and certain part-time employees are eligible to participate in the KSOP if they meet prescribed service criteria. Shares will be allocated and released based on the KSOP’s plan document. While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP, the Company makes basic contributions and matching contributions. The Bank makes additional contributions for certain employees based on age and years of service. The Company may also make discretionary contributions under the KSOP. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

Dividends declared on common stock held by the ESOP which have not been allocated to the account of a participant can be used to repay the loan. During the year ended December 31, 2016, the Company used dividends declared and paid of $379 thousand to repay the loans.  There were no dividends declared and paid during the year ended December 31, 2015.  Allocation of shares to the participants is contingent upon the repayment of a loan to the Company. The allocated shares in the KSOP related to the 2008 loan were 2,368,523 and 2,170,971 as of December 31, 2016 and December 31, 2015, respectively. The allocated shares in the KSOP related to the 2015 loan were 132,121 and 64,941 as of December 31, 2016 and December 31, 2015, respectively. The suspense shares available related to the 2008 loan were 1,178,404 as of December 31, 2016 and 1,375,956 as of December 31, 2015. The suspense shares available related to the 2015 loan were 1,883,231 as of December 31, 2016 and 1,950,411 as of December 31, 2015. The suspense shares are the shares that are unearned and are available to be allocated. The market values of the unearned shares were $56.3 million and $44.3 million as of December 31, 2016 and 2015, respectively. The Company recorded a related expense of approximately $3.8 million, $3.3 million and $2.4 million, respectively, for contributions to the KSOP for years ended December 31, 2016, 2015 and 2014. The increase in expense during 2015 was primarily due to additional expense recognized in connection with the purchase of the shares during the second-step stock offering.

19. STOCK BASED COMPENSATION

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

At the annual meeting of stockholders held on April 21, 2016, the stockholders of the Company approved the 2016 Omnibus Incentive Plan (‘the 2016 Plan”). The 2016 Plan provides for the issuance or delivery of 3.5 million shares of Beneficial Bancorp, Inc. stock. During 2016, the Company granted 2,307,311 of restricted stock awards to employees, officers and directors, which reduced the Company’s net outstanding additional paid in capital by $29.3 million and also reduced the balance of treasury stock.  The restricted stock awards granted to directors vest generally over a 12 to 31 month period and the restricted stock awards granted to employees and officers vest over a three year period. Upon the adoption of the 2016 Plan, the Company’s 2008 Equity Incentive Plan (“EIP”) was terminated. However, outstanding awards under the 2008 EIP remain in effect in accordance with their original terms.

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the years ended December 31, 2016, 2015 and 2014 totaled $7.6 million, $1.3 million and $1.0 million, respectively. The increase in expense in 2016 was primarily the result of $5.9 million of expense recorded for the shares granted under the 2016 Omnibus Incentive Plan.

The following table summarizes the non-vested stock award activity for the year ended December 31, 2016:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2016	616,505	$10.00
Issued	2,529,328	13.54
Vested	(122,067)	8.32
Forfeited	(63,194)	10.85
Non-vested Stock Awards outstanding, December 31, 2016	2,960,572	13.07

The following table summarizes the non-vested stock award activity for the year ended December 31, 2015:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2015	534,738	$8.89
Issued	239,587	11.41
Vested	(110,609)	8.33
Forfeited	(47,211)	8.54
Non-vested Stock Awards outstanding, December 31, 2015	616,505	10.00

The fair value of the 122,067 shares that vested during the year ended December 31, 2016 was $1.6 million. The fair value of the 110,609 shares that vested during the year ended December 31, 2015 was $1.3 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the year ended December 31, 2016, the Company did not grant any options compared to 168,825 options granted during the year ended December 31, 2015. All options require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $1.4 million for the year ended December 31, 2016 compared to $1.6 million for each of the years ended December 31, 2015 and 2014, respectively.

A summary of option activity as of December 31, 2016 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2016	3,422,241	$9.59
Granted	—	—
Exercised	(434,726)	9.55
Forfeited	(103,319)	9.86
Expired	(109)	8.90
December 31, 2016	2,884,087	9.59

A summary of option activity as of December 31, 2015 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2015	3,568,887	$9.51
Granted	168,825	11.44
Exercised	(236,518)	9.75
Forfeited	(78,865)	9.14
Expired	(88)	8.90
December 31, 2015	3,422,241	9.59

The weighted average remaining contractual term was approximately 4.74 years and the aggregate intrinsic value was $25.4 million for options outstanding as of December 31, 2016. The weighted average remaining contractual term was approximately 5.69 years and the aggregate intrinsic value was $12.7 million for options outstanding as of December 31, 2015. The weighted average remaining contractual term was approximately 6.45 years and the aggregate intrinsic value was $5.9 million for options outstanding as of December 31, 2014. As of December 31, 2016, exercisable options totaled 2,069,854 with an average weighted exercise price of $9.46 per share, a weighted average remaining contractual term of approximately 3.94 years, and an aggregate intrinsic value of $18.5 million. As of December 31, 2015, exercisable options totaled 2,047,884 with an average weighted exercise price of $9.53 per share, a weighted average remaining contractual term of approximately 4.44 years, and an aggregate intrinsic value of $7.8 million. As of December 31, 2014, exercisable options totaled 1,802,593 with an average weighted exercise price of $9.69 per share, a weighted average remaining contractual term of approximately 4.76 years, and an aggregate intrinsic value of $2.6 million.

During the year ended December 31, 2016, the Company did not grant any options. Significant weighted average assumptions used to calculate the fair value of the options for the years ended December 31, 2015 and 2014 are as follows:

	For the Year Ended December 31,
	2015	2014
Weighted average fair value of options granted	$3.99	$3.97
Weighted average risk-free rate of return	1.74%	2.04%
Weighted average expected option life in months	78	78
Weighted average expected volatility	31.18%	32.67%
Expected dividends	$—	$—

As of December 31, 2016, there was $1.9 million of total unrecognized compensation cost related to options and $30.2 million in unrecognized compensation cost related to non-vested stock awards granted. As of December 31, 2015, there was $3.6 million of total unrecognized compensation cost related to options and $4.1 million in unrecognized compensation cost related to non-vested stock awards granted. The average weighted lives for the option expense were 2.05 and 2.78 years as of December 31, 2016 and December 31, 2015, respectively. The average weighted lives for the stock award expense were 2.48 and 3.38 years at December 31, 2016 and December 31, 2015, respectively.

20. COMMITMENTS AND CONTINGENCIES

The Company leases a number of offices as part of its regular business operations. Rental expense under such leases aggregated $5.8 million, $5.1 million and $5.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, the Company was committed under non-cancelable operating lease agreements for minimum rental payments to lessors as follows:

(Dollars in thousands)

2017	$6,533
2018	6,050
2019	5,656
2020	5,674
2021	5,005
Thereafter	30,199
$59,117

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the consolidated financial statements. The Company has established specific reserves related to loan commitments that are not material to the Company.

At December 31, 2016 and 2015, the Company had outstanding commitments to purchase or originate new loans or leases aggregating approximately $162.2 million and $40.4 million, respectively, and commitments to customers on available lines of credit of $380.5 million and $290.4 million, respectively, commitments to fund commercial construction and other advances of $135.1 million and $136.9 million, respectively, and standby letters of credit of $22.8 million and $17.6 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. The Bank had a reserve for its commitments and contingencies of $234 thousand and $275 thousand at December 31, 2016 and December 31, 2015, respectively.

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

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2016:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,523	$1,523
SBA servicing rights	—	—	646	646
Investment securities available for sale:
U.S. GSE and agency notes	—	4,659	—	4,659
Ginnie Mae guaranteed mortgage securities	—	3,868	—	3,868
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	22,681	—	22,681
GSE mortgage-backed securities	—	376,534	—	376,534
Municipal bonds
General obligation municipal bonds	—	2,402	—	2,402
Corporate securities	—	19,457	—	19,457
Money market funds	21,742	—	—	21,742
Mutual funds	201	—	—	201
Interest rate swap agreements	—	1,899	—	1,899
Total Assets	$21,943	$431,500	$2,169	$455,612
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,852	$—	$1,852
Total Liabilities	$—	$1,852	$—	$1,852

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2015:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,349	$1,349
Investment securities available for sale:
U.S. GSE and agency notes	—	6,109	—	6,109
Ginnie Mae guaranteed mortgage securities	—	4,541	—	4,541
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	32,357	—	32,357
GSE mortgage-backed securities	—	547,271	—	547,271
Municipal bonds
General obligation municipal bonds	—	14,968	—	14,968
Revenue municipal bonds	—	16,688	—	16,688
Corporate securities	—	11,860	—	11,860
Money market funds	20,827	—	—	20,827
Mutual funds	541	—	—	541
Interest rate swap agreements	—	190	—	190
Total Assets	$21,368	$633,984	$1,349	$656,701
Liabilities:
Interest rate swap agreements	$—	$202	$—	$202
Total Liabilities	$—	$202	$—	$202

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016 and 2015.

	For the Year Ended
	December 31, 2016	December 31, 2015
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,349	$1,403
Additions	210	139
Payments	(199)	(184)
Increase (decrease) in fair value due to changes in valuation inputs or assumptions	163	(9)
Balance, December 31,	$1,523	$1,349

For the Year Ended
December 31, 2016
Level 3 Investments Only (Dollars in thousands)	SBA Servicing Rights
Balance, January 1, 2016	$—
Additions	835
Payments	(74)
Decrease in fair value due to changes in valuation inputs or assumptions	(115)
Balance, December 31, 2016	$646

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

(Dollars in thousands)	Balance Transferred YTD 12/31/16	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$4,296	$—	$—	$4,296	$(55)
Other real estate owned	363	—	—	363	—

(Dollars in thousands)	Balance Transferred YTD 12/31/15	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$6,258	$—	$—	$6,258	$(45)
Other real estate owned	441	—	—	441	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At December 31, 2016		At December 31, 2015
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$287,046	$287,046	$233,920	$233,920
Securities available for sale	See previous table	451,544	451,544	655,162	655,162
Securities held to maturity	Level 2	602,529	597,785	696,310	695,290
FHLB stock	Level 3	21,231	21,231	8,786	8,786
Loans, net	Level 3	3,965,332	3,969,172	2,894,763	2,917,053
Loans held for sale	Level 2	1,975	2,009	1,183	1,210
Mortgage servicing rights	Level 3	1,523	1,523	1,349	1,349
SBA servicing rights	Level 3	646	646	—	—
Interest rate swaps	Level 2	1,899	1,899	190	190
Accrued interest receivable	Level 3	16,635	16,635	14,298	14,298

Liabilities:
Deposits	Level 2	4,158,188	4,154,949	3,451,923	3,453,135
Borrowed funds	Level 2	490,423	476,953	190,405	184,048
Interest rate swaps	Level 2	1,852	1,852	202	202
Accrued interest payable	Level 2	2,763	2,763	1,728	1,728

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2016 and December 31, 2015.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2016 and December 31, 2015 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

22. MERGER AND RESTRUCTURING CHARGES

In connection with the closing of the acquisition of Conestoga Bank, the Company announced the implementation of an expense management reduction program following a comprehensive review of the Company’s and Bank’s operating cost structure.  Under the expense management reduction program, the Bank reduced salary and benefits expense.  Employees whose positions were eliminated as a result of the reduction in force received severance packages, which included outplacement services.  During the year ended December 31, 2016, the Company accrued approximately $7.2 million, net, of merger and restructuring charges related to the acquisition of Conestoga Bank and $1.6 million related to the Bank’s cost reduction plan.  These charges are included in merger and restructuring charges, a component of non-interest expense, within the unaudited condensed consolidated statements of operations. A schedule of the current merger and restructuring accrual is summarized below as of December 31, 2016:

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2015	$—	$—	$—
Accrued during the year	2,727	6,038	8,765
Paid during the year	(2,182)	(4,580)	(6,762)
Accrued at December 31, 2016	$545	$1,458	$2,003

23. RELATED PARTY TRANSACTIONS

At December 31, 2016 and 2015, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $263 thousand and $245 thousand, respectively. Please refer to Note 8 for further information.

There were no commitments to lend to related parties at December 31, 2016 and 2015. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

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

24. SERVICING RIGHTS

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

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its mortgage servicing rights (“MSRs”).  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of December 31, 2016 and December 31, 2015, the Company serviced $139.2 million and $142.2 million of residential mortgage loans, respectively.  Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  During the years ended December 31, 2016, 2015 and 2014, the Company recognized $350 thousand, $371 thousand, and 386 thousand of servicing fee income, respectively.  The Company had fiduciary responsibility for related escrow and custodial funds aggregating approximately $2.0 million at both December 31, 2016 and 2015.

The following is an analysis of the activity in the Company’s residential MSRs for the years ended December 31, 2016, 2015 and 2014:

	Residential
	Mortgage Servicing Rights
	For the Year Ended December 31,
(Dollars in thousands)	2016	2015	2014

Balance, January 1,	$1,349	$1,403	$1,524
Additions	210	139	92
Increase/(decrease) in fair value due to changes in valuation input or assumptions	163	(9)	(69)
Paydowns	(199)	(184)	(144)
Balance, December 31,	$1,523	$1,349	$1,403

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2016, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 8.39%, a discount rate equal to 9.63% and an escrow earnings credit rate equal to 1.60%.  At December 31, 2015, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 9.54%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 1.54%.

The sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table for the periods indicated:

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	December 31, 2016	December 31, 2015
Fair value of residential mortgage servicing rights	$1,523	$1,349

Weighted average life (years)	7.8 years	5.8 years

Prepayment speed	8.39%	9.54%
Effect on fair value of a 20% increase	$(113)	$(98)
Effect on fair value of a 10% increase	(59)	(51)
Effect on fair value of a 10% decrease	64	54
Effect on fair value of a 20% decrease	134	112

Discount rate	9.63%	9.75%
Effect on fair value of a 20% increase	$(130)	$(98)
Effect on fair value of a 10% increase	(68)	(51)
Effect on fair value of a 10% decrease	74	54
Effect on fair value of a 20% decrease	155	114

Escrow earnings credit	1.60%	1.54%
Effect on fair value of a 20% increase	$38	$35
Effect on fair value of a 10% increase	19	17
Effect on fair value of a 10% decrease	(19)	(17)
Effect on fair value of a 20% decrease	(38)	(35)

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

SBA Loans

As a result of the acquisition of Conestoga Bank, the Company acquired a $44.5 million SBA loan servicing portfolio. The Company has elected the fair value measurement method to value its SBA loan servicing rights.  Under the fair value measurement method, the Company records its SBA loan servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period.  As of December 31, 2016 the Company serviced $42.4 million of SBA loans.  During the year ended December 31, 2016, the Company recognized $287 thousand of servicing fee income.  At December 31, 2016, SBA loan servicing rights totaled $646 thousand and were included in “other assets” in the Company’s consolidated statements of financial condition.

The following is an analysis of the activity in the Company’s SBA loan servicing rights for the year ended December 31, 2016:

SBA Loan Servicing Rights
Dollars in thousands	For the year ended December 31, 2016

Balance, January 1, 2016	$—
Additions	835
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(115)
Paydowns	(74)
Balance, December 31, 2016	$646

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At December 31, 2016, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.97%, a discount rate equal to 13.13% and servicing expenses per loan of $1 thousand.

At December 31, 2016, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

SBA Servicing Rights
(Dollars in thousands)	December 31, 2016
Fair value of SBA servicing rights	$646

Weighted average life (years)	5.2 years

Prepayment speed	8.97%
Effect on fair value of a 20% increase	$(37)
Effect on fair value of a 10% increase	(19)
Effect on fair value of a 10% decrease	20
Effect on fair value of a 20% decrease	41

Discount rate	13.13%
Effect on fair value of a 20% increase	$(50)
Effect on fair value of a 10% increase	(26)
Effect on fair value of a 10% decrease	28
Effect on fair value of a 20% decrease	59

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

25. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2016, the Company had 28 interest rate swaps with an aggregate notional amount of $143.7 million related to this program, including 20 interest rate swaps with an aggregate notional value of $72.6 million resulting from the acquisition of Conestoga Bank. During the year ended December 31, 2016, the Company recognized a net gain of $798 thousand compared to a net loss of $4 thousand for the year ended December 31, 2015 and a net loss of $33 thousand for the year ended December 31, 2014 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The Company has entered into risk participation agreements with a notional value of $10.1 million and a fair value of $9 thousand as of December 31, 2016. During the year ended December 31, 2016, the Company recognized a net gain of $51 thousand related to the risk participation agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of condition as of December 31, 2016 and December 31, 2015:

	Asset derivatives		Liability derivatives
As of December 31, 2016 (dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$71,844	$1,899	$71,844	$1,843
Risk participation agreements	—	—	10,062	9
Total derivatives	$71,844	$1,899	$81,906	$1,852

(1)  Included in other assets in our Consolidated Statements of Financial Condition.

(2)  Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2015 (dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$12,066	$190	$12,066	$202
Total derivatives	$12,066	$190	$12,066	$202

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2016	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$1,952	$—	$1,952	$—	$—	$1,952

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2016	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$1,905	$—	$1,905	$—	$500	$1,405

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$206	$—	$206	$—	$—	$206

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2015	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$218	$—	$218	$—	$458	$(240)

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

As of December 31, 2016 and December 31, 2015, the termination value of the interest rate swaps in a liability position was $1.9 million and $218 thousand, respectively. The Company has minimum collateral posting thresholds with its counterparty. The Company posted $500 thousand and $458 thousand of securities as collateral on interest rate swaps at December 31, 2016 and December 31, 2015, respectively. Additionally, a counterparty posted collateral on interest rate swaps in the amount of $968 thousand as of December 31, 2016.  Counterparties were not required to post collateral on interest rate swaps as of December 31, 2015.  If the Company had breached any of these provisions at December 31, 2016 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at December 31, 2016.

26. PARENT COMPANY FINANCIAL INFORMATION

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION — PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2016	2015
ASSETS
Cash on deposit at the Bank	$16,666	$4,574
Interest-bearing deposit at the Bank	56,222	246,415
Investment in the Bank	962,089	884,815
Investment in Statutory Trust	774	774
Receivable from the Bank	894	656
Other assets	2,722	3,926
TOTAL ASSETS	$1,039,367	$1,141,160
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued and other liabilities	$159	$185
Accrued interest payable	29	24
Statutory Trust Debenture	25,423	25,405
Total liabilities	25,611	25,614
COMMIITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of December 31, 2016 and 2015	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 83,383,917 and 82,949,191 issued and 75,367,684 and 82,918,595 outstanding, as of December 31, 2016 and 2015, respectively.	834	829
Additional paid-in capital	772,925	787,503
Unearned common stock held by employee savings and stock ownership plan	(29,546)	(32,014)
Retained earnings (partially restricted)	399,620	382,951
Accumulated other comprehensive loss	(25,833)	(23,374)
Treasury Stock at cost, 7,746,233 shares and 30,596 shares at December 31, 2016 and 2015, respectively	(104,244)	(349)
Total stockholders’ equity	1,013,756	1,115,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,039,367	$1,141,160

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2016	2015	2014
INCOME
Interest on interest-bearing deposits with the Bank	$541	$1,124	$92
Realized gain on securities	1,825	—	—
Other income	18	30	14
Total income	2,384	1,154	106

EXPENSES
Expenses paid to the Bank	157	163	154
Interest expense	610	508	490
Other expenses	483	468	374
Total expenses	1,250	1,139	1,018
Income (Loss) before income tax expense (benefit) and equity in undistributed net income of affiliates	1,134	15	(912)
Income tax expense (benefit)	397	5	(319)

Equity in undistributed net income of the Bank	24,732	22,883	18,626

Net income	$25,469	$22,893	$18,033

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME — PARENT COMPANY ONLY

	For the Year Ended
(Dollars in thousands)	December 31,
For the Years Ended December 31, 2016, 2015 and 2014	2016	2015	2014

Net Income	$25,469	$22,893	$18,033
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains on available for sale securities arising during the period (net of deferred tax of $1,048, $1,564, and $6,465 for the years ended December 31, 2016, 2015, and 2014, respectively)	(1,804)	(2,705)	11,160
Unrealized losses on available-for sale securities transferred to held-to-maturity during the period (net of deferred tax of $1,990 for the year ended December 31, 2014)	—	—	(3,426)
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $303, $303, and $269 for the years ended December 31, 2016, 2015, and 2014, respectively)	506	524	449
Reclassification adjustment for net losses (gains) on available for sale securities included in net income (net of tax of $5, $7, and $227 for the years ended December 31, 2016, 2015, and 2014, respectively)	9	12	(394)
Defined benefit pension plans:
Pension (losses) gains, other postretirement and postemployment benefit plan adjustments (net of tax of $201, $936, and $4,904 for the years ended December 31, 2016, 2015, and 2014, respectively)	(1,170)	1,458	(9,098)
Total other comprehensive loss	(2,459)	(711)	(1,309)
Comprehensive income	$23,010	$22,182	$16,724

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOW — PARENT COMPANY ONLY

(Dollars in thousands)	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$25,469	$22,893	$18,033
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(24,732)	(22,883)	(18,626)
Gain on sale of securities	(1,825)	—	—
Accrued interest payable	5	3	—
Dividend from the Bank	50,000	—	—
Net intercompany transactions	12,420	18,281	3,658
Amortization of debt premium on debenture	18	17	18
Changes in assets and liabilities that (used) provided cash:
Other liabilities	(26)	47	(120)
Other assets	445	2,785	(1,956)
Net cash provided by operating activities	61,774	21,143	1,007

INVESTING ACTIVITIES:
Proceeds from the sale of securities	2,584	—	—
Cash paid in business combination	(105,000)	—	—
Net change in money market securities	—	—	12
Net cash (used) provided by investing activities	(102,416)	—	12

FINANCING ACTIVITIES:
Stock subscription deposits received	—	—	463,036
Net second-step proceeds transferred to the Bank	—	(247,193)	—
Purchase of treasury stock	(133,172)	(349)	(28,497)
Cash dividend paid to stockholders	(8,800)	—	—
Proceeds from exercise of stock options	4,152	2,306	2,766
Excess tax benefit related to stock based compensation awards	361	127	59
Net cash (used) provided by financing activities	(137,459)	(245,109)	437,364

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(178,101)	(223,966)	438,383

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	250,989	474,955	36,572

CASH AND CASH EQUIVALENTS, END OF YEAR	$72,888	$250,989	$474,955

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$597	$494	$472
Cash payments of income taxes	—	27	—

NOTE 27 — SUBSEQUENT EVENTS

On January 26, 2017, Beneficial Bancorp declared a cash dividend of 6 cents per share, payable on or after February 23, 2017, to common shareholders of record at the close of business on February 13, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL BANCORP, INC.

Date: February 27, 2017	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer	February 27, 2017
Gerard P. Cuddy	and Director
(principal executive officer)

/s/ Thomas D. Cestare	Executive Vice President and Chief	February 27, 2017
Thomas D. Cestare	Financial Officer
(principal financial and
accounting officer)

/s/ Frank A. Farnesi	Chairman of the Board	February 27, 2017
Frank A. Farnesi

/s/ Edward G. Boehne	Director	February 27, 2017
Edward G. Boehne

/s/ Karen Dougherty Buchholz	Director	February 27, 2017
Karen Dougherty Buchholz

/s/ Michael J. Donahue	Director	February 27, 2017
Michael J. Donahue

/s/ Donald F. Gayhardt, Jr.	Director	February 27, 2017
Donald F. Gayhardt, Jr.

/s/ Elizabeth H. Gemmill	Director	February 27, 2017
Elizabeth H. Gemmill

/s/ Thomas J. Lewis	Director	February 27, 2017
Thomas J. Lewis

/s/ Roy D. Yates	Director	February 27, 2017
Roy D. Yates