Form 10-Q
period 2017-03-31
Beneficial Bancorp Inc.
filed 2017-04-27
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

Large Accelerated Filer ☒		Accelerated Filer ☐

Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

As of April 27, 2017, there were 76,549,851 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$45,777	$45,791
Overnight investments	374,302	241,255
Total cash and cash equivalents	420,079	287,046

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $436,535 and $449,655 at March 31, 2017 and December 31, 2016, respectively)	438,467	451,544
Held-to-maturity (estimated fair value of $554,853 and $597,785 at March 31, 2017 and December 31, 2016, respectively)	559,441	602,529
Federal Home Loan Bank stock, at cost	23,231	21,231
Total investment securities	1,021,139	1,075,304
LOANS AND LEASES:	4,056,262	4,010,568
Allowance for loan and lease losses	(43,095)	(43,261)
Net loans and leases	4,013,167	3,967,307
ACCRUED INTEREST RECEIVABLE	16,715	16,635
BANK PREMISES AND EQUIPMENT, Net	74,302	75,444
OTHER ASSETS:
Goodwill	169,002	169,125
Bank owned life insurance	79,891	80,664
Other intangibles	3,878	4,446
Other assets	63,646	62,622
Total other assets	316,417	316,857
TOTAL ASSETS	$5,861,819	$5,738,593
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$539,987	$518,294
Interest-bearing deposits	3,678,869	3,639,894
Total deposits	4,218,856	4,158,188

Borrowed funds	540,427	490,423
Other liabilities	72,570	76,226
Total liabilities	4,831,853	4,724,837

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 84,207,404 and 83,383,917 issued and 76,504,853 and 75,637,684 outstanding, as of March 31, 2017 and December 31, 2016, respectively	842	834
Additional paid-in capital	784,245	772,925
Unearned common stock held by employee savings and stock ownership plan	(28,929)	(29,546)
Retained earnings (partially restricted)	403,093	399,620
Accumulated other comprehensive loss	(25,345)	(25,833)
Treasury Stock at cost, 7,702,551 shares and 7,746,233 shares at March 31, 2017 and December 31, 2016, respectively	(103,940)	(104,244)
Total stockholders' equity	1,029,966	1,013,756
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,861,819	$5,738,593

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended
	March 31,	March 31,
	2017	2016
INTEREST INCOME:
Interest and fees on loans and leases	$41,487	$29,990
Interest on overnight investments	529	259
Interest and dividends on investment securities:
Taxable	5,356	6,360
Tax-exempt	22	325
Total interest income	47,394	36,934

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	602	466
Money market and savings deposits	1,461	1,322
Time deposits	2,187	1,628
Total	4,250	3,416
Interest on borrowed funds	2,370	1,278
Total interest expense	6,620	4,694
Net interest income	40,774	32,240
Provision for loan and lease losses	600	—
Net interest income after provision for loan and lease losses	40,174	32,240

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	2,093	1,990
Service charges and other income	4,099	3,385
Mortgage banking and SBA income (loss)	879	(28)
Net loss on sale of investment securities	(3)	(4)
Total non-interest income	7,068	5,343

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,828	15,817
Occupancy expense	2,735	2,293
Depreciation, amortization and maintenance	2,416	2,317
Marketing expense	1,102	913
Intangible amortization expense	568	474
FDIC Insurance	432	553
Merger and restructuring charges	—	838
Professional fees	1,211	1,029
Classified loan and other real estate owned related expense	268	292
Other	7,807	5,807
Total non-interest expense	35,367	30,333

Income before income taxes	11,875	7,250
Income tax expense	3,520	2,227
NET INCOME	$8,355	$5,023

EARNINGS PER SHARE – Basic*	$0.11	$0.07
EARNINGS PER SHARE – Diluted*	$0.11	$0.07

DIVIDENDS DECLARED PER SHARE	$0.06	$—

Average common shares outstanding – Basic	70,041,340	76,162,515
Average common shares outstanding – Diluted	70,822,040	76,993,671

*Net earnings per share for both common shares and participating securities.

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2017	2016

Net Income	$8,355	$5,023
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains on available for sale securities arising during the period (net of deferred tax of $15 and $2,519 for the three months ended March 31, 2017 and 2016, respectively)	25	4,370
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $75 and $76 for the three months ended March 31, 2017 and 2016, respectively)	132	131
Reclassification adjustment for net losses on available for sale securities included in net income (net of tax of $1 for both the three months ended March 31, 2017 and 2016)	2	3
Defined benefit pension plans:
Pension gains, other postretirement and postemployment benefit plan adjustments (net of tax of $232 for both the three months ended March 31, 2017 and 2016)	329	308
Total other comprehensive income	488	4,812
Comprehensive income	$8,843	$9,835

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2017	83,383,917	$834	$772,925	$(29,546)	$399,620	$(104,244)	$(25,833)	$1,013,756
Net Income					8,355			8,355
Dividends declared ($0.06 per share)					(4,382)			(4,382)
KSOP shares committed to be released			501	617				1,118
Stock option expense			311					311
Restricted stock expense			3,722					3,722
Effect of change in accounting principle adoption of ASU 2016-09 stock based compensation					(500)			(500)
Stock options exercised	823,487	8	7,849					7,857
Purchase of treasury stock including shares withheld to cover tax liabilities						(759)		(759)
Equity Plan shares granted from treasury stock, net			(1,063)			1,063		—
Net unrealized gain on AFS securities arising during the period (net of deferred tax of $15)							25	25
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $75)							132	132
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $1)							2	2
Pension, other post retirement and postemployment benefit plan adjustments (net of tax of $232)							329	329
BALANCE, MARCH 31, 2017	84,207,404	$842	$784,245	$(28,929)	$403,093	$(103,940)	$(25,345)	$1,029,966

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES:
Net income	$8,355	$5,023
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	600	—
Depreciation and amortization	1,574	1,517
Intangible amortization	568	474
Net loss on sale of investments	3	4
Accretion of discount on investments	(54)	(74)
Amortization of premium on investments	1,206	1,444
Gain on sale of loans	(718)	(84)
Net loss from disposition of premises and equipment	3	46
Net gain on sale of other real estate	—	(53)
Amortization of KSOP	1,118	855
Decrease (increase) in bank owned life insurance	773	(268)
Stock based compensation	3,533	830
Origination of loans held for sale	(4,444)	(2,891)
Proceeds from sale of loans	14,019	4,158
Changes in assets and liabilities:
Accrued interest receivable	(80)	(496)
Accrued interest payable	67	(281)
Income taxes receivable	2,931	703
Other liabilities	(6,094)	(1,442)
Other assets	(2,313)	648
Net cash provided by operating activities	21,047	10,113
INVESTING ACTIVITIES:
Loans and leases originated or acquired	(310,022)	(368,828)
Principal repayment on loans and leases	254,775	156,673
Proceeds from maturities, calls or repayments of investment securities available for sale	20,972	87,355
Proceeds from maturities, calls or repayments of investment securities held to maturity	42,545	22,625
Net purchases of money market and mutual funds	(8,007)	(8,406)
Net purchases of Federal Home Loan Bank stock	(2,000)	—
Proceeds from sale of other real estate owned	620	868
Purchases of premises and equipment	(435)	(868)
Cash provided by other investing activities	150	219
Net cash used in investing activities	(1,402)	(110,362)
FINANCING ACTIVITIES:
Increase in borrowed funds	130,000	5,008
Repayment of borrowed funds	(79,996)	(5,003)
Net increase in checking, savings and demand accounts	64,998	54,916
Net (decrease) increase in time deposits	(4,330)	3,651
Cash dividend paid to stockholders	(4,382)	—
Proceeds from the exercise of stock options	9,952	1,503
Cash paid to tax authorities related to stock based compensation awards	(2,854)	(530)
Purchase of treasury stock in open market	—	(81,451)
Net cash provided by (used in) financing activities	113,388	(21,906)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	133,033	(122,155)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	287,046	233,920
CASH AND CASH EQUIVALENTS, END OF PERIOD	$420,079	$111,765
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$6,553	$4,975
Cash payments for income taxes	589	1,533
Transfers of loans to other real estate owned	144	366

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 27, 2017.  The results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Bank (the “Bank”), the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries include: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) Beneficial Equipment Finance Corporation (formerly BSB Union Corporation), an equipment leasing company. Additionally, the Bank has subsidiaries that hold other real estate acquired in foreclosure or transferred from the real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.

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

NOTE 2 — NATURE OF OPERATIONS

The Company is a Maryland corporation that was incorporated in August 2014 to be the successor to Beneficial Mutual Bancorp, Inc. (“Beneficial Mutual Bancorp”) upon completion of the second-step conversion of the Bank from the two-tier mutual holding company structure to the stock holding company structure. Beneficial Savings Bank MHC was the former mutual holding company for Beneficial Mutual Bancorp prior to completion of the second-step conversion. Upon the completion of the second-step conversion, each of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp ceased to exist. The second-step conversion was completed on January 12, 2015, at which time the Company sold, for gross proceeds of $503.8 million, a total of 50,383,817 shares of common stock at $10.00 per share, including 2,015,352 shares purchased by the Bank’s employee savings and stock ownership plan. As part of the second-step conversion, each of the existing 29,394,417 outstanding shares of Beneficial Mutual Bancorp common stock owned by persons other than Beneficial Savings Bank MHC was converted into 1.0999 of a share of Company common stock.

The consolidated financial statements include the accounts of the Company, the Bank, a Pennsylvania chartered savings bank, and the Bank’s subsidiaries. The Company owns 100% of the issued and outstanding common stock of the Bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 62 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Pennsylvania Department of Banking and Securities and the Federal Deposit Insurance Corporation (the “FDIC”). The Company is regulated by the Board of Governors of the Federal Reserve System. The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

NOTE 3 — ACQUISITION OF CONESTOGA BANK

On April 14, 2016, Beneficial completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company and Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and subsequently merged Conestoga Bank with and into Beneficial Bank. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 15, 2016, the date of the acquisition, through March 31, 2017.

The acquisition of Conestoga Bank increased the Company’s market share in southeastern Pennsylvania and provided Beneficial with a number of new branches.

The acquisition of Conestoga Bank was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date.  The excess of consideration paid over the fair value of net assets acquired was recorded as goodwill in the amount of approximately $47.0 million, which will not be amortizable and is not deductible for tax purposes.  The Company allocated the total balance of goodwill to its banking reporting unit.

As of March 31, 2017, the Company finalized its fair value estimates related to the acquisition of Conestoga Bank.  The following table details the changes in fair value of the net assets acquired and liabilities assumed as of April 14, 2016 from the amounts originally reported in the Company’s Form 10-K for the year ended December 31, 2016:

Goodwill Conestoga Bank reported as of December 31, 2016	$47,152

Effect of adjustments to:
Loans and leases	(214)
Deferred tax asset	91
Total adjustments	(123)

Adjusted goodwill Conestoga Bank as of March 31, 2017	$47,029

The changes to goodwill during the three months ended March 31, 2017 are primarily due to final market values received on assets acquired and adjustments to deferred tax assets.

NOTE 4 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2017 and March 31, 2016.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2017	$(747)	$(25,086)	$(25,833)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	25	—	25
Accretion of unrealized losses on AFS securities transferred to HTM	132	—	132
Amount reclassified from accumulated other comprehensive loss	2	329	331
Net current-period other comprehensive income	159	329	488
Ending balance, March 31, 2017	$(588)	$(24,757)	$(25,345)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2016	$542	$(23,916)	$(23,374)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	4,370	—	4,370
Accretion of unrealized losses on AFS securities transferred to HTM	131	—	131
Amount reclassified from accumulated other comprehensive loss	3	308	311
Net current-period other comprehensive income	4,504	308	4,812
Ending balance, March 31, 2016	$5,046	$(23,608)	$(18,562)

The following tables present reclassifications out of AOCI by component for the three months ended March 31, 2017 and March 31, 2016:

For the Three Months Ended March 31, 2017
(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$3		Net loss on sale of AFS securities
	(1)		Income tax benefit
	$2		Net of tax
Amortization/(accretion) of defined benefit pension items
Prior service costs	$(121	)(1)	Other non-interest expense
Net recognized actuarial losses	682	(1)	Other non-interest expense
	$561		Total before tax
	(232)		Income tax benefit
	$329		Net of tax

(1)                                     These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 14 - Pension and Other Postretirement Benefits for additional details.

For the Three Months Ended March 31, 2016
(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$4		Net loss on sale of AFS securities
	(1)		Income tax benefit
	$3		Net of tax
Amortization/(accretion) of defined benefit pension items
Prior service costs	$(122	)(1)	Other non-interest expense
Net recognized actuarial losses	662	(1)	Other non-interest expense
	$540		Total before tax
	(232)		Income tax benefit
	$308		Net of tax

(1)                                 These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 14 - Pension and Other Postretirement Benefits for additional details.

NOTE 5 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee savings and stock ownership plan (“KSOP”) shares and unvested restricted stock shares. Since the Company paid dividends during the three months ended March 31, 2017, the Company was required to use the two-class method for 2017 to calculate earnings per share as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Net earnings per share for both common shares and participating securities is the same for the three months ended March 31, 2017. See Note 15 for further discussion of stock grants.

	For the Three Months Ended March 31,
(Dollars in thousands, except share and per share amounts)	2017	2016

Basic and diluted earnings per share:
Net income	$8,355	$5,023
Net income allocated to unvested restricted stock	(345)	—
Net income allocated to common shares	$8,010	$5,023

Basic average common shares outstanding	70,041,340	76,162,515
Effect of dilutive securities (1)	780,700	831,156
Dilutive average shares outstanding	70,822,040	76,993,671
Net earnings per share
Basic	$0.11	$0.07
Diluted	$0.11	$0.07

(1) Dilutive securities for the three months ended March 31, 2017 do not include unvested restricted stock awards.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three months ended March 31, 2017, there were no stock options that were anti-dilutive. For the three months ended March 31, 2016, there were 185,544 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity Securities	$250	$133	$—	$383
U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	4,294	6	—	4,300
Ginnie Mae guaranteed mortgage certificates	3,582	125	—	3,707
GSE mortgage-backed securities	356,469	3,722	2,162	358,029
GSE collateralized mortgage obligations	20,722	18	244	20,496
Municipal bonds	1,775	98	—	1,873
Corporate securities	19,488	240	—	19,728
Money market and mutual funds	29,955	—	4	29,951

Total	$436,535	$4,342	$2,410	$438,467

	March 31, 2017
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$527,920	$1,791	$6,405	$523,306
GSE collateralized mortgage obligations	28,891	88	133	28,846
Municipal bonds	630	48	—	678
Foreign bonds	2,000	23	—	2,023

Total	$559,441	$1,950	$6,538	$554,853

	December 31, 2016
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	$4,649	10	$—	$4,659
Ginnie Mae guaranteed mortgage securities	3,734	134	—	3,868
GSE mortgage-backed securities	374,593	3,967	2,026	376,534
Collateralized mortgage obligations	22,920	20	259	22,681
Municipal bonds	2,320	82	—	2,402
Corporate Securities	19,487	155	185	19,457
Money market and mutual funds	21,952	—	9	21,943

Total	$449,655	$4,368	$2,479	$451,544

	December 31, 2016
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$569,319	$1,850	$6,522	$564,647
Collateralized mortgage obligations	30,580	110	268	30,422
Municipal bonds	630	50	—	680
Foreign bonds	2,000	36	—	2,036

Total	$602,529	$2,046	$6,790	$597,785

During the three months ended March 31, 2017, the Bank sold $88 thousand of mutual funds that resulted in a loss of $3 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	At March 31, 2017
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$508,781	$8,526	$15,455	$41	$524,236	$8,567
Collateralized mortgage obligations	3,478	18	24,355	359	27,833	377
Subtotal, debt securities	$512,259	$8,544	$39,810	$400	$552,069	$8,944
Mutual Funds	—	—	114	4	114	4
Total temporarily impaired securities	$512,259	$8,544	$39,924	$404	$552,183	$8,948

	At December 31, 2016
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$546,662	$8,300	$37,672	$248	$584,334	$8,548
Corporate Securities	9,802	185	—	—	9,802	185
Collateralized mortgage obligations	2,622	17	26,471	510	29,093	527
Subtotal, debt securities	$559,086	$8,502	$64,143	$758	$623,229	$9,260
Mutual Funds	—	—	201	9	201	9
Total temporarily impaired securities	$559,086	$8,502	$64,344	$767	$623,430	$9,269

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”).  The Company had an unrealized loss of $8.6 million related to its GSE mortgage-backed securities as of March 31, 2017.  Additionally, the Company had an unrealized loss of $377 thousand on GSE collateralized mortgage obligations and an unrealized loss of $4 thousand on mutual funds as of March 31, 2017.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.3% as of March 31, 2017.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.6% as of March 31, 2017. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2017.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 1.5% as of March 31, 2017.  The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 0.5%.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2017.

The following table sets forth the stated maturities of the investment securities at March 31, 2017 and December 31, 2016. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	March 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	6,069	6,173	2,320	2,402
Due after five years through ten years	19,488	19,728	24,136	24,116
Due after ten years	—	—	—	—
Mortgage-backed securities	380,773	382,232	401,247	403,083
Equity Securities	250	383
Money market and mutual funds	29,955	29,951	21,952	21,943

Total	$436,535	$438,467	$449,655	$451,544

Held-to-maturity:
Due in one year or less	$625	$628	$625	$630
Due after one year through five years	2,005	2,073	2,005	2,086
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities	556,811	552,152	599,899	595,069

Total	$559,441	$554,853	$602,529	$597,785

At March 31, 2017 and December 31, 2016, $96.7 million and $90.7 million, respectively, of securities were pledged to secure municipal deposits.  At March 31, 2017 and December 31, 2016, the Company had $630 thousand and $500 thousand, respectively, of securities pledged as collateral on interest rate swaps.

NOTE 7 — LOANS

Loans at March 31, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Commercial:
Commercial real estate	$1,479,403	$1,388,396
Commercial business loans	656,222	694,246
Commercial small business leases	136,392	139,013
Commercial construction	243,471	224,832
Total commercial loans	2,515,488	2,446,487
Residential:
Residential real estate	896,054	894,474
Total residential loans	896,054	894,474

Consumer loans:
Home equity & lines of credit	245,910	248,953
Personal	20,209	21,863
Education	159,504	164,202
Automobile	219,097	234,589
Total consumer loans	644,720	669,607
Total loans	4,056,262	4,010,568

Allowance for losses	(43,095)	(43,261)
Loans, net	$4,013,167	$3,967,307

During the quarter ended March, 31, 2017, the Company recorded a $668 thousand net gain on the sale of $7.3 million of guaranteed Small Business Administration (“SBA”) loans that is included in “mortgage banking and SBA income” on the consolidated statements of income. The Bank retained the $2.4 million unguaranteed portion of the loans and the related servicing rights for the outstanding balance of the loans and receives a 1.0% servicing fee from the purchaser of the loans.

As of March 31, 2017, the Company had $421 thousand of residential loans held for sale compared to $2.0 million of residential loans held for sale at December 31, 2016. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.  For the three months ended March 31, 2017, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $6.0 million, and recorded mortgage banking income of approximately $225 thousand.  For the three months ended March 31, 2016, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $19.5 million, and recorded mortgage banking income of approximately $854 thousand. The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At March 31, 2017, shared national credits totaled $200.3 million, which included $75.4 million of leveraged lending transactions. During the quarter ended March 31, 2017, one shared national credit for $9.6 million was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators during the first quarter of 2017. The Company has reviewed the status of this shared national credit and determined that no charge-off or specific reserves were required as of March 31, 2017. All other shared national credits were classified as pass rated as of March 31, 2017 as all payments are current and the loans are performing in accordance with their contractual terms.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of March 31, 2017, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of (1) a specific valuation allowance on identified problem loans and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at March 31, 2017 or December 31, 2016.

The summary activity in the allowance for loan losses for all portfolios for the three months ended March 31, 2017 and 2016, and for the year ended December 31, 2016, is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
(Dollars in thousands)	2017	2016	2016

Balance, beginning of year	$43,261	$45,500	$45,500
Provision for loan losses	600	—	485
Charge-offs	(1,394)	(742)	(4,814)
Recoveries	628	476	2,090

Balance, end of period	$43,095	$45,234	$43,261

The following table sets forth the activity in the allowance for loan losses by portfolio for the three months ended March 31, 2017 and the year ended December 31, 2016:

	COMMERCIAL				RESIDENTIAL		CONSUMER
March 31, 2017 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261
Beginning balance
Charge-offs	—	(71)	(489)	—	(57)	(152)	(79)	(36)	(510)	(1,394)
Recoveries	—	8	41	—	13	39	196	—	331	628
Provision (credit)	1,109	401	483	(386)	25	(246)	(227)	39	(598)	600
Allowance ending balance	$24,504	$10,261	$571	$3,193	$1,474	$826	$262	$132	$1,872	$43,095

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	24,504	10,261	571	3,193	1,474	826	262	132	1,872	43,095
Loans acquired with deteriorated quality (1)	—	—	—	—	—	—	—	—	—	—
Total Allowance	$24,504	$10,261	$571	$3,193	$1,474	$826	$262	$132	$1,872	$43,095

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,205	$14,742	$—	$—	$8,575	$1,335	$197	$—	$—	$42,054
Collectively evaluated for impairment	1,454,627	640,271	136,392	243,471	887,195	244,182	19,918	159,504	219,097	4,004,657
Loans acquired with deteriorated quality (1)	7,571	1,209	—	—	284	393	94	—	—	9,551
Total Portfolio	$1,479,403	$656,222	$136,392	$243,471	$896,054	$245,910	$20,209	$159,504	$219,097	$4,056,262

(1)                            Loans acquired with deteriorated credit quality are evaluated on an individual basis.

	COMMERCIAL				RESIDENTIAL		CONSUMER
December 31, 2016 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$22,640	$11,856	$—	$2,335	$1,644	$2,356	$436	$125	$4,108	$45,500
Charge-offs	(134)	(536)	(292)	—	(379)	(411)	(744)	(148)	(2,170)	(4,814)
Recoveries	275	203	95	150	1	273	270	—	823	2,090
Provision (credit)	614	(1,600)	733	1,094	227	(1,033)	410	152	(112)	485
Allowance ending balance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261
Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	23,395	9,923	536	3,579	1,493	1,185	372	129	2,649	43,261
Loans acquired with deteriorated quality (1)	—	—	—	—	—	—	—	—	—	—
Total Allowance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261
Financing receivable:
Ending balance
Individually evaluated for impairment	$18,321	$4,608	$—	$—	$9,129	$1,344	$87	$—	$—	$33,489
Collectively evaluated for impairment	1,364,679	684,354	139,013	224,832	884,916	247,193	21,634	164,202	234,589	3,965,412
Loans acquired with deteriorated quality (1)	5,396	5,284	—	—	429	416	142	—	—	11,667
Total Portfolio	$1,388,396	$694,246	$139,013	$224,832	$894,474	$248,953	$21,863	$164,202	$234,589	$4,010,568

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at March 31, 2017 and December 31, 2016:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	March 31, 2017
	Commercial		Commercial		Small Business		Commercial		Residential
	Real Estate		Business		Leases		Construction		Real Estate		Total
Grade
Pass	$1,443,761	98%	$629,877	97%	$136,392	100%	$243,471	100%	$892,921	100%	$3,346,422	98%
Special Mention	18,141	1%	7,168	1%	—	—%	—	—%	—	—%	25,309	1%
Substandard	17,501	1%	9,583	1%	—	—%	—	—%	3,133	—%	30,217	1%
Doubtful	—	—%	9,594	1%	—	—%	—	—%	—	—%	9,594	—%
Total	$1,479,403	100%	$656,222	100%	$136,392	100%	$243,471	100%	$896,054	100%	$3,411,542	100%

	December 31, 2016
	Commercial		Commercial		Small Business		Commercial		Residential
	Real Estate		Business		Leases		Construction		Real Estate		Total
Grade
Pass	$1,364,229	98%	$673,565	97%	$139,013	100%	$224,832	100%	$891,210	99%	$3,292,849	98%
Special Mention	9,189	1%	5,725	1%	—	—%	—	—%	—	—%	14,914	—%
Substandard	14,978	1%	14,956	2%	—	—%	—	—%	3,264	1%	33,198	2%
Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$1,388,396	100%	$694,246	100%	$139,013	100%	$224,832	100%	$894,474	100%	$3,340,961	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The increase in doubtful loans can be attributed to the downgrade to doubtful and change to non-accrual of a $9.6 million shared national credit.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of March 31, 2017.

Non-performing consumer loans include loans on non-accrual status and education loans that are greater than 90 days delinquent.  The following tables set forth the consumer loan risk profile based on payment activity as of March 31, 2017 and December 31, 2016:

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity

(Dollars in thousands)

	March 31, 2017
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$244,479	99%	$19,925	99%	$142,699	89%	$219,097	100%	$626,200	97%
Non-performing	1,431	1%	284	1%	16,805	11%	—	—%	18,520	3%
Total	$245,910	100%	$20,209	100%	$159,504	100%	$219,097	100%	$644,720	100%

	December 31, 2016
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing	$247,944	100%	$21,783	100%	$149,359	91%	$234,589	100%	$653,675	98%
Non-performing	1,009	—%	80	—%	14,843	9%	—	—%	15,932	2%
Total	$248,953	100%	$21,863	100%	$164,202	100%	$234,589	100%	$669,607	100%

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of March 31, 2017, are as follows:

March 31,
(Dollars in thousands)	2017

Outstanding principal balance	$13,495
Carrying amount	9,551

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 14, 2016 acquisition date through March 31, 2017:

Accretable
(Dollars in thousands)	Discount

Balance, April 14, 2016	$1,235
Accretion	(613)
Balance, March 31, 2017	$622

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of March 31, 2017

													Recorded
	30-59		60-89		> 90								Investment
	Days		Days		Days		Total				Total		>90 Days
	Past		Past		Past		Past				Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$—	—%	$171	2%	$1,310	6%	$1,481	3%	$1,477,922	38%	$1,479,403	37%	$—	$1,793	7%
Commercial business loans	374	2%	1,949	25%	1,452	6%	3,775	8%	652,447	16%	656,222	16%	—	13,707	58%
Commercial small business leases	1,332	8%	380	5%	62	—%	1,774	4%	134,618	3%	136,392	3%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	243,471	6%	243,471	6%	—	—	—%
Total commercial	$1,706	10%	$2,500	32%	$2,824	12%	$7,030	15%	$2,508,458	63%	$2,515,488	62%	$—	$15,500	65%

Residential:
Residential real estate	$1,300	8%	$252	3%	$3,727	16%	$5,279	11%	$890,775	23%	$896,054	23%	$—	$7,202	30%
Total residential	$1,300	8%	$252	3%	$3,727	16%	$5,279	11%	$890,775	23%	$896,054	23%	$—	$7,202	30%

Consumer loans:
Home equity & lines of credit	$941	6%	$158	2%	$314	1%	$1,413	3%	$244,497	6%	$245,910	6%	$—	$1,038	4%
Personal	127	1%	46	1%	116	—%	289	1%	19,920	—%	20,209	—%	—	190	1%
Education	9,541	60%	4,507	58%	16,805	71%	30,853	64%	128,651	3%	159,504	4%	16,805	—	—%
Automobile	2,358	15%	315	4%	—	—%	2,673	6%	216,424	5%	219,097	5%	—	—	—%
Total consumer	$12,967	82%	$5,026	65%	$17,235	72%	$35,228	74%	$609,492	14%	$644,720	15%	$16,805	$1,228	5%

Total	$15,973	100%	$7,778	100%	$23,786	100%	$47,537	100%	$4,008,725	100%	$4,056,262	100%	$16,805	$23,930	100%

(1)    Non-accruing loans do not include $9.6 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of March 31, 2017 and 2016.

	March 31,		March 31,
	2017		2016
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	1	$276	—	$—
Commercial business loans	2	1,801	—	—
Total commercial	3	2,077	—	—

Residential:
Residential real estate	4	293	5	515
Total real estate loans	4	293	5	515

Consumer loans:
Home equity & lines of credit	—	—	1	194
Total consumer loans	—	—	1	194
Total loans	7	$2,370	6	$709

The following tables summarize information about TDRs as of and for the three months ended March 31, 2017 and 2016:

For the Three Months Ended March 31, 2017
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	7	2,370
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	2	1,801

For the Three Months Ended March 31, 2016
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	6	709
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

Impaired Loans

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures the extent of the impairment in accordance with guidance under FASB ASC Topic 310 Receivables.  The fair value of impaired loans is estimated using one of several methods, including collateral value, liquidation value or discounted cash flows.  However, collateral value is predominantly used to assess the fair value of an impaired loan. Those impaired loans not requiring an allowance represent loans for which the fair value of the collateral or expected repayments exceed the recorded investments in such loans.

Components of Impaired Loans

Impaired Loans

Year to Date March 31, 2017

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,793	$1,793	$—	$1,445	$—	$—
Commercial Business	13,707	13,771	—	10,211	—	—
Commercial Small Business Leases	—	—	—	—	—	—
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	7,202	7,982	—	7,566	—	—
Residential Construction	1,038	1,038	—	1,027	—	—
Home Equity and Lines of Credit	190	190	—	142	—	—
Personal	—	—	—	—	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Total Impaired Loans:	$23,930	$24,774	$—	$20,391	$—	$—

Commercial	15,500	15,564	—	11,656	—	—
Residential	7,202	7,982	—	7,566	—	—
Consumer	1,228	1,228	—	1,169	—	—
Total	$23,930	$24,774	$	$20,391	$	$

The impaired loans table above does not include $9.6 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Impaired Loans

For the Year Ended December 31, 2016

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,472	$1,472	$—	$2,191	$—	$—
Commercial Business	3,709	3,772	—	2,047	94	—
Commercial Construction	—	—	—	12	—	—
Residential Real Estate	—	—	—	—	—	—
Residential Construction	7,740	8,672	—	8,882	—	—
Home Equity and Lines of Credit	1,009	1,050	—	1,460	—	—
Personal	80	80	—	178	—	—
Education	—	—	—	5	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$14,010	$15,046	$—	$14,778	$94	$—

Commercial	5,181	5,244	—	4,250	94	—
Residential	7,740	8,672	—	8,882	—	—
Consumer	1,089	1,130	—	1,646	—	—
Total	$14,010	$15,046	$—	$14,778	$94	$—

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at March 31, 2017. The increase in impaired loans can be attributed to the downgrade to doubtful and change to non-accrual of a $9.6 million shared national credit.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of March 31, 2017.  Interest income that would have been recorded for the three months ended March 31, 2017, had impaired loans been current according to their original terms, amounted to $302 thousand.  Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at March 31, 2017 and December 31, 2016 amounted to $40.7 million and $27.7 million, respectively, and included $16.8 million and $14.8 million, respectively, of government guaranteed student loans.

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions accounted for in accordance with the accounting guidance in FASB ASC Topic 350 Intangibles - Goodwill and Other.  The Company recorded goodwill of $47.0 million and core deposit intangibles of $2.2 million, or 0.65% of core deposits, in connection with the acquisition of Conestoga Bank.  As of March 31, 2017, the other intangibles consisted of $2.4 million of core deposit intangibles, which are amortized over an estimated useful life of ten years, and $1.5 million of customer list intangibles, which are amortized over an estimated useful life of between four and six years.

Goodwill and other intangibles at March 31, 2017 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2017	$169,125	$4,446
Adjustment for Conestoga Bank	(123)	—
Amortization	—	(568)
Balance at March 31, 2017	$169,002	$3,878

During 2016, management reviewed qualitative factors for the bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2015. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2016. As it relates to Beneficial Insurance Services, LLC the Company performed an impairment test as of September 30, 2016 which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2016. Although we concluded that no impairment of goodwill existed for Beneficial Insurance Services, LLC, Beneficial Insurance Services, LLC has experienced declining revenues and profitability over the past few years and any further declines in financial performance for Beneficial Insurance Services, LLC could result in potential goodwill impairment in future periods.

During the three months ended March 31, 2017, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 9 — OTHER ASSETS

The following table provides selected information on other assets at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
(Dollars in thousands)	2017	2016
Investments in affordable housing and other partnerships	$5,216	$5,575
Prepaid assets	3,054	2,493
Net deferred tax assets	44,375	44,789
Other real estate	346	821
Fixed assets held for sale	744	744
Servicing rights	2,392	2,169
Prepaid and other assets	7,519	6,031
Total other assets	$63,646	$62,622

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

NOTE 10 — DEPOSITS

Deposits consisted of the following major classifications at March 31, 2017 and December 31, 2016:

	March 31,	% of Total	December 31,	% of Total
(Dollars in thousands)	2017	Deposits	2016	Deposits

Non-interest bearing deposits	$539,987	12.8%	$518,294	12.5%
Interest-earning checking accounts	922,691	21.9%	930,227	22.4%
Municipal checking accounts	132,042	3.1%	125,063	3.0%
Money market accounts	447,528	10.6%	444,226	10.7%
Savings accounts	1,306,424	31.0%	1,265,864	30.4%
Certificates of deposit	870,184	20.6%	874,514	21.0%
Total deposits	$4,218,856	100.0%	$4,158,188	100.0%

NOTE 11 — BORROWED FUNDS

Borrowed funds at March 31, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
FHLB advances	$515,000	$465,000
Statutory trust debenture	25,427	25,423
Total borrowed funds	$540,427	$490,423

The Company increased borrowings by $50.0 million during the three months ended March 31, 2017 to replace higher cost brokered certificates of deposit and to fund organic loan growth.  The incremental borrowing amount resulted from previously entered into forward-starting advances with the FHLB in 2015 and 2016 and have a weighted average interest rate of 1.98% and a weighted average life of 3.4 years.  The Company’s borrowing capacity with the FHLB of Pittsburgh is collateralized by loans.  At March 31, 2017 and December 31, 2016, loans in the amount of $2.5 billion and $2.4 billion, respectively, collateralized the Company’s total borrowing capacity with the FHLB of Pittsburgh of $1.8 billion at both period ends. At March 31, 2017, remaining borrowings available with the FHLB were $1.3 billion.  The Company also pledges loans to secure its available borrowing capacity at the Federal Reserve Bank of Philadelphia. At March 31, 2017 and December 31, 2016, loans in the amount of $262.3 million and $265.6 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia of $192.1 million and $192.6 million, respectively.

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

As of March 31, 2017, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2017 and December 31, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2017:

Tier 1 Leverage (to average assets)	$906,550	16.18%	$224,167	4.00%	$280,209	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	881,540	21.37%	185,663	4.50%	268,180	6.50%
Tier 1 Capital (to risk weighted assets)	906,550	21.97%	247,551	6.00%	330,068	8.00%
Total Capital (to risk weighted assets)	949,990	23.03%	330,068	8.00%	412,585	10.00%

As of December 31, 2016:

Tier 1 Leverage (to average assets)	$891,129	16.15%	$220,715	4.00%	$275,893	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	866,540	21.45%	181,769	4.50%	262,555	6.50%
Tier 1 Capital (to risk weighted assets)	891,129	22.06%	242,359	6.00%	323,145	8.00%
Total Capital (to risk weighted assets)	934,624	23.14%	323,145	8.00%	403,931	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2017 and December 31, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2017:

Tier 1 Leverage (to average assets)	$822,245	14.68%	$224,074	4.00%	$280,093	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	822,245	19.95%	185,454	4.50%	267,878	6.50%
Tier 1 Capital (to risk weighted assets)	822,245	19.95%	247,272	6.00%	329,696	8.00%
Total Capital (to risk weighted assets)	865,627	21.00%	329,696	8.00%	412,121	10.00%

As of December 31, 2016:

Tier 1 Leverage (to average assets)	$814,038	14.76%	$220,639	4.00%	$275,799	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	814,038	20.17%	181,615	4.50%	262,333	6.50%
Tier 1 Capital (to risk weighted assets)	814,038	20.17%	242,154	6.00%	322,872	8.00%
Total Capital (to risk weighted assets)	857,533	21.25%	322,872	8.00%	403,590	10.00%

NOTE 13 — INCOME TAXES

For the three months ended March 31, 2017, we recorded a provision for income taxes of $3.5 million, reflecting an effective tax rate of 29.6%, compared to a provision for income taxes of $2.2 million, reflecting an effective tax rate of 30.7%, for the three months ended March 31, 2016. During the three months ended March 31, 2017, the effective tax rate was lowered as a result of the excess tax benefit recognized of $1.1 million related to the exercise of stock options and the vesting of stock awards in accordance with the revised standards associated with accounting for stock based compensation. Previously, this benefit was recorded as a component of additional paid in capital.

As of March 31, 2017, the Company had net deferred tax assets totaling $44.4 million. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established. The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as March 31, 2017. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

The components of net pension cost are as follows:

(Dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$—	$—	$35	$34
Interest cost	845	818	183	179
Expected return on assets	(1,565)	(1,559)	—	—
Amortization of loss	618	623	64	39
Amortization/(accretion) of prior service cost	—	—	(121)	(122)
Net periodic pension (benefit) cost	$(102)	$(118)	$161	$130

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

At the annual meeting held on April 21, 2016, the stockholders’ of the Company approved the 2016 Omnibus Incentive Plan (‘the 2016 Plan”). The 2016 Plan provides for the issuance or delivery of 3.5 million shares of Beneficial Bancorp, Inc. stock. Under the 2016 Plan, the Company has granted 2,442,064 of restricted stock awards to employees, officers and directors, which reduced the Company’s outstanding additional paid in capital by $32.1 million and also reduced the balance of treasury stock.  The restricted stock awards granted to directors vest generally over a 12 to 31 month period and the restricted stock awards granted to employees and officers vest over a three year period. Restricted stock awards include performance awards granted to certain officers of the Company that will vest only if the Company exceeds threshold goals related to credit quality, return on average assets and total shareholder return. Upon the adoption of the 2016 Plan, the Company’s 2008 Equity Incentive Plan (“EIP”) was terminated. However, outstanding awards under the 2008 EIP remain in effect in accordance with their original terms.

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three months ended March 31, 2017 was $3.2 million compared to $413 thousand for the three months ended March 31, 2016.  The increase in expense in 2017 as compared to 2016 was primarily the result of the 2016 Omnibus Incentive Plan shares granted during the second quarter of 2016.

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2017:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2017	2,960,572	$13.07
Issued	154,753	18.00
Vested	(118,656)	9.82
Forfeited	(65,976)	10.22
Non-vested Stock Awards outstanding, March 31, 2017	2,930,693	13.53

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2016:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2016	616,505	$10.00
Issued	222,017	12.69
Vested	(99,738)	8.47
Forfeited	(21,066)	9.89
Non-vested Stock Awards outstanding, March 31, 2016	717,718	11.05

The fair value of the 118,656 shares that vested during the three months ended March 31, 2017 was $2.0 million. The fair value of the 99,738 shares that vested during the three months ended March 31, 2016 was $1.3 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. The Company did not grant any options during the three months ended March 31, 2017 and 2016. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $290 thousand for the three months ended March 31, 2017, compared to $417 thousand for the three months ended March 31, 2016.

A summary of option activity as of March 31, 2017 and changes during the three month period ended March 31, 2017 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2017	2,884,087	$9.59
Granted	—	—
Exercised	(823,487)	9.54
Forfeited	(11,878)	9.42
Expired	—	—
March 31, 2017	2,048,722	9.61

A summary of option activity as of March 31, 2016 and changes during the three month period ended March 31, 2016 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2016	3,422,241	$9.59
Granted	—	—
Exercised	(140,178)	10.05
Forfeited	(26,290)	9.72
Expired	—	—
March 31, 2016	3,255,773	9.57

The weighted average remaining contractual term was approximately 4.95 years and the aggregate intrinsic value was $13.1 million for options outstanding as of March 31, 2017.  As of March 31, 2017, exercisable options totaled 1,601,034 with an average weighted exercise price of $9.42 per share, a weighted average remaining contractual term of approximately 4.43 years, and an aggregate intrinsic value of $10.5 million.  The weighted average remaining contractual term was approximately 5.52 years and the aggregate intrinsic value was $13.4 million for options outstanding as of March 31, 2016.  As of March 31, 2016, exercisable options totaled 2,306,651 with an average weighted exercise price of $9.49 per share, a weighted average remaining contractual term of approximately 4.75 years, and an aggregate intrinsic value of $9.7 million.

As of March 31, 2017, there was $1.5 million of total unrecognized compensation cost related to options and $28.7 million in unrecognized compensation cost related to non-vested stock awards granted.  As of March 31, 2016, there was $3.1 million of total unrecognized compensation cost related to options and $6.4 million in unrecognized compensation cost related to non-vested stock awards granted.  The average weighted lives for the option expense were 1.92 and 2.59 years as of March 31, 2017 and March 31, 2016, respectively. The average weighted lives for the stock award expense were 2.27 and 3.90 years at March 31, 2017 and March 31, 2016, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

At March 31, 2017 and December 31, 2016, the Company had outstanding commitments to purchase or originate new loans aggregating $41.0 million and $162.2 million, respectively, commitments to customers on available lines of credit of $431.8 million and $380.5 million, respectively, commitments to fund commercial construction and other advances of $133.1 million and $135.1 million, respectively, and standby letters of credit of $26.8 million and $22.8 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. The Bank had a reserve for its unfunded commitments of $287 thousand and $234 thousand at March 31, 2017 and December 31, 2016, respectively.

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

NOTE 17 — RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the FASB issued ASU 2017-08: Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This Accounting Standards update amends guidance on the amortization period of premiums on certain purchased callable debt securities. Specifically, the amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments affect all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company does not currently hold any callable debt securities with a premium.  As a result, the Company does not anticipate an impact to the consolidated financial statements.

Also in March 2017, the FASB issued ASU 2017-07: Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Topic 715, Compensation—Retirement Benefits, requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate. Users have communicated that the service cost component generally is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve the consistency, transparency, and usefulness of financial information for users, the amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company’s current accounting treatment and presentation of net periodic pension cost and net periodic postretirement benefit cost is consistent with the provisions in ASU-2017.  As a result, the Company does not anticipate an impact to the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09: Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted the provisions of this update during the quarter ended March 31, 2017.  For the quarter ended March 31, 2017, the Company made a policy election at the entity level to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur. This change was made because management does not anticipate significant future forfeitures of stock based awards.  The impact of this change in accounting principle was accounted for using a modified retrospective transition method that included a cumulative-effect adjustment of $500 thousand to retained earnings.  Also during the quarter ended March 31, 2017, the Company elected to prospectively present excess tax benefits associated with stock based compensation awards as an operating activity in the statement of cash flows.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at March 31, 2017:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,596	$1,596
SBA servicing rights	—	—	796	796
Investment securities available for sale:
U.S. GSE and agency notes	—	4,300	—	4,300
Ginnie Mae guaranteed mortgage securities	—	3,707	—	3,707
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	20,496	—	20,496
GSE mortgage-backed securities	—	358,029	—	358,029
Municipal bonds
General obligation municipal bonds	—	1,873	—	1,873
Corporate securities	—	19,728	—	19,728
Equity securities	383	—	—	383
Money market funds	29,837	—	—	29,837
Mutual funds	114	—	—	114
Interest rate swap agreements	—	1,925	—	1,925
Total Assets	$30,334	$410,058	$2,392	$442,784
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,883	$—	$1,883
Total Liabilities	$—	$1,883	$—	$1,883

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2016:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,523	$1,523
SBA servicing rights	—	—	646	646
Investment securities available for sale:
U.S. GSE and agency notes	—	4,659	—	4,659
Ginnie Mae guaranteed mortgage securities	—	3,868	—	3,868
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	22,681	—	22,681
GSE mortgage-backed securities	—	376,534	—	376,534
Municipal bonds
General obligation municipal bonds	—	2,402	—	2,402
Corporate securities	—	19,457	—	19,457
Money market funds	21,742	—	—	21,742
Mutual funds	201	—	—	201
Interest rate swap agreements	—	1,899	—	1,899
Total Assets	$21,943	$431,500	$2,169	$455,612
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,852	$—	$1,852
Total Liabilities	$—	$1,852	$—	$1,852

Level 1 Valuation Techniques and Inputs

Included in this category are equity securities, money market funds, and mutual funds.  To estimate the fair value of these securities, the Company utilizes observable quotations for the indicated security.

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

GSE CMOs.  For pricing evaluations, the pricing service, obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and GSE/Agency CMOs in general (including market research).  Evaluations of tranches (non-volatile and volatile) are based on ICE Data Services interpretation of accepted market modeling, trading, and pricing conventions.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016.

Level 3 Investments Only

	For the Three Months Ended
(Dollars in thousands)	March 31, 2017	March 31, 2016
	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,523	$1,349
Additions	43	20
Payments	(63)	(50)
Decrease in fair value due to changes in valuation inputs or assumptions	93	(182)
Balance, March 31,	$1,596	$1,137

Level 3 Investments Only

For the Three Months Ended March 31, 2017
(Dollars in thousands)	SBA Servicing Rights
Balance, January 1,	$646
Additions	157
Payments	(4)
Decrease in fair value due to changes in valuation inputs or assumptions	(3)
Balance, March 31,	$796

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

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2017	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$13,520	$—	$—	$13,520	$—
Other real estate owned	144	—	—	144	—

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2016	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$1,358	$—	$—	$1,358	$(33)
Other real estate owned	366	—	—	366	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At March 31, 2017		At December 31, 2016
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$420,079	$420,079	$287,046	$287,046
Securities available for sale	See previous table	438,467	438,467	451,544	451,544
Securities held to maturity	Level 2	559,441	554,853	602,529	597,785
FHLB stock	Level 3	23,231	23,231	21,231	21,231
Loans and leases, net	Level 3	4,012,746	4,017,570	3,967,307	3,969,172
Loans held for sale	Level 2	421	421	1,975	2,009
Mortgage servicing rights	Level 3	1,596	1,596	1,523	1,523
SBA servicing rights	Level 3	796	796	646	646
Interest rate swaps	Level 2	1,925	1,925	1,899	1,899
Accrued interest receivable	Level 3	16,715	16,715	16,635	16,635

Liabilities:
Deposits	Level 2	4,218,856	4,215,303	4,158,188	4,154,949
Borrowed funds	Level 2	540,427	527,527	490,423	476,953
Interest rate swaps and other contracts	Level 2	1,883	1,883	1,852	1,852
Accrued interest payable	Level 2	2,829	2,829	2,763	2,763

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2017 and December 31, 2016 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its mortgage servicing rights (“MSRs”).  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of March 31, 2017 and March 31, 2016, the Company serviced $136.8 million and $139.2 million of residential mortgage loans, respectively.  During both the three months ended March 31, 2017 and March 31, 2016, the Company recognized servicing fee income of $87 thousand.

The following is an analysis of the activity in the Company’s residential MSRs for the three months ended March 31, 2017 and 2016:

	Residential
	Mortgage Servicing Rights
	For the Three Months Ended March 31,
Dollars in thousands	2017	2016

Balance, January 1,	$1,523	$1,349
Additions	43	20
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	93	(182)
Paydowns	(63)	(50)
Balance, March 31,	$1,596	$1,137

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At March 31, 2017, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 7.62%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 2.03%.  At March 31, 2016, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 13.13%, a discount rate equal to 9.38% and an escrow earnings credit rate equal to 1.35%.

At March 31, 2017 and March 31, 2016, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	March 31, 2017	March 31, 2016
Fair value of residential mortgage servicing rights	$1,596	$1,137

Weighted average life (years)	8.3 years	4.7 years

Prepayment speed	7.62%	13.13%
Effect on fair value of a 20% increase	$(113)	$(97)
Effect on fair value of a 10% increase	(58)	(50)
Effect on fair value of a 10% decrease	63	55
Effect on fair value of a 20% decrease	132	114

Discount rate	9.75%	9.38%
Effect on fair value of a 20% increase	$(142)	$(65)
Effect on fair value of a 10% increase	(75)	(33)
Effect on fair value of a 10% decrease	82	36
Effect on fair value of a 20% decrease	173	73

Escrow earnings credit	2.03%	1.35%
Effect on fair value of a 20% increase	$50	$25
Effect on fair value of a 10% increase	25	12
Effect on fair value of a 10% decrease	(25)	(11)
Effect on fair value of a 20% decrease	(50)	(24)

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

SBA Loans

The Company has elected the fair value measurement method to value its SBA loan servicing rights.  Under the fair value measurement method, the Company records its SBA loan servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period.  As of March 31, 2017 the Company serviced $47.9 million of SBA loans.  During the three months ended March 31, 2017, the Company recognized servicing fee income of $120 thousand.

The following is an analysis of the activity in the Company’s SBA loan servicing rights for the three months ended March 31, 2017:

SBA Servicing Rights
Dollars in thousands	For the Three Months Ended March 31, 2017

Balance, January 1, 2017	$646
Additions	157
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	(3)
Paydowns	(4)
Balance, March 31, 2017	$796

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At March 31, 2017, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.93%, a discount rate equal to 13.25% and servicing expenses per loan of $1 thousand.

At March 31, 2017, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

SBA Servicing Rights
(Dollars in thousands)	March 31, 2017

Fair value of SBA servicing rights	$796

Weighted average life (years)	5.4 years

Prepayment speed	8.93%
Effect on fair value of a 20% increase	$(46)
Effect on fair value of a 10% increase	(24)
Effect on fair value of a 10% decrease	25
Effect on fair value of a 20% decrease	51

Discount rate	13.25%
Effect on fair value of a 20% increase	$(64)
Effect on fair value of a 10% increase	(33)
Effect on fair value of a 10% decrease	36
Effect on fair value of a 20% decrease	75

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2017, the Company had 30 interest rate swaps with an aggregate notional amount of $151.6 million related to this program, including 20 interest rate swaps with an aggregate notional value of $72.0 million resulting from the acquisition of Conestoga Bank.  During the three months ended March 31, 2017, the Company recognized a net loss of $8 thousand compared to a net loss of $10 thousand for the same period in 2016 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The Company has entered into risk participation agreements with a notional value of $10.0 million and a fair value of $7 thousand as of March 31, 2017. During the three months ended March 31, 2017, the Company recognized a net gain of $2 thousand to the risk participation agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2017 and December 31, 2016:

As of March 31, 2017

	Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$75,782	$1,925	$75,782	$1,876
Risk participation agreements	—	—	10,005	7
Total derivatives	$75,782	$1,925	$85,787	$1,883

(1)           Included in other assets in our Consolidated Statements of Financial Condition.

(2)           Included in other liabilities in our Consolidated Statements of Financial Condition.

As of December 31, 2016

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$71,844	$1,899	$71,844	$1,843
Risk participation agreements	—	—	10,062	9
Total derivatives	$71,844	$1,899	$81,906	$1,852

(1)   Included in other assets in our Consolidated Statements of Financial Condition.

(2)   Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of March 31, 2017

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$1,994	$—	$1,994	$—	$—	$1,994

Offsetting of Derivative Liabilities

As of March 31, 2017

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$1,953	$—	$1,953	$—	$630	$1,323

(1)  Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2016

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$1,952	$—	$1,952	$—	$—	$1,952

Offsetting of Derivative Liabilities

As of December 31, 2016

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$1,905	$—	$1,905	$—	$500	$1,405

(1)   Balance includes accrued interest receivable/payable and credit valuation adjustments.

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

As of March 31, 2017, the termination value of the interest rate swaps and risk participation agreements in a liability position was $2.0 million.  The Company has minimum collateral posting thresholds with its counterparty. At March 31, 2017, the Company had $630 thousand of securities pledged as collateral on interest rate swaps. Additionally, a counterparty posted collateral on interest rate swaps in the amount of $785 thousand at March 31, 2017.  If the Company had breached any of these provisions at March 31, 2017 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at March 31, 2017.

NOTE 21 — MERGER AND RESTRUCTURING CHARGES

In connection with the closing of the acquisition of Conestoga Bank during the second quarter of 2016, the Company announced the implementation of an expense management reduction program following a comprehensive review of the Company’s and Bank’s operating cost structure.  Under the expense management reduction program, the Bank reduced salary and benefits expense.  Employees whose positions were eliminated as a result of the reduction in force received severance packages, which included outplacement services.  These charges are included in merger and restructuring charges, a component of non-interest expense, within the unaudited condensed consolidated statements of operations. During the three months ended March 31, 2017, the Company did not accrue any additional merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s cost reduction plan.  A schedule of the current merger and restructuring accrual is summarized below as of March 31, 2017:

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2016	$545	$1,458	$2,003
Accrued during the three months	—	—	—
Paid during the three months	(125)	(638)	(763)
Accrued at March 31, 2017	$420	$820	$1,240

NOTE 22 — SUBSEQUENT EVENTS

On April 21, 2017, the Company declared a cash dividend of 6 cents per share, payable on or after May 11, 2017, to common shareholders of record at the close of business on May 1, 2017.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative or regulatory changes or regulatory actions, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform, our ability to successfully integrate the assets, liabilities, customers, systems and employees of Conestoga Bank or other entities we may acquire in the future into our operations and our ability to realize related revenue synergies and cost savings within expected time frames. Additional factors that may affect our results are disclosed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and its other reports filed with the U.S. Securities and Exchange Commission.

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

EXECUTIVE SUMMARY

Beneficial Bancorp is a Maryland corporation and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered savings bank.  The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 62 offices throughout the Philadelphia and Southern New Jersey area.

Our profitability is generally a function of the revenues we earn from our interest bearing assets less the cost of our interest bearing liabilities plus revenues we receive from non-interest income less our provision for loan losses and non-interest expenses.

Our primary source of revenue is net interest income. Net interest income, which comprises 85.2% of our revenue for the three months ended March 31, 2017, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

A secondary source of revenue is non-interest income, which is income we receive from providing products and services. Traditionally, the majority of our non-interest income has come from service charges (mostly on deposit accounts), interchange income, mortgage banking and SBA income and from fee income from our insurance and wealth management services.

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

Our business results for the first quarter of 2017 were favorably impacted by the acquisition and integration of Conestoga Bank during the second quarter of 2016 which increased total loans by $518.6 million and total deposits by $588.4 million. The results of Conestoga Bank’s operations have been included in the Company’s financial statements beginning on April 15, 2016, the date of the consummation of the acquisition.  Additionally, strong net organic loan growth in 2016 coupled with the Conestoga Bank acquisition resulted in average interest earning assets increasing $888.1 million to $5.4 billion for the first quarter of 2017 from $4.5 billion in the prior year.  This growth in average earning assets drove higher levels of net interest income and profitability.  We did see a slowdown in loan demand during the first quarter of 2017, despite high business and consumer optimism that we believe is related to some hesitancy with borrowers until there is greater clarity on tax, trade, and infrastructure spending policies. Refer to Note 3 to these unaudited condensed consolidated financial statements for further detail.  We remain focused on growing our commercial loan portfolio and leveraging our infrastructure to drive improved financial performance.

We recorded net income for the three months ended March 31, 2017 of $8.4 million compared to net income of $5.0 million for the three months ended March 31, 2016.

For the three months ended March 31, 2017, net interest income totaled $40.8 million, an increase of $8.6 million, or 26.5%, from the three months ended March 31, 2016.  The increase in net interest income was primarily due to the impact of the Conestoga Bank acquisition as well as improvement in our balance sheet mix and related interest earning assets with growth occurring in our higher yielding loan portfolio and a reduction in investments.

Net interest margin totaled 3.04% for the three months ended March 31, 2017 as compared to 2.87% for the same period in 2016.  During the quarter ended March 31, 2017, the net interest margin decreased 6 basis points due to higher cash levels as we have established excess liquidity to lock in lower funding costs to meet our future projected liquidity needs. We expect cash levels to decrease during the remainder of the year as we fund future loan growth.

During the three months ended March 31, 2017, our loan portfolio increased $45.7 million, or 1.1% (4.5% annualized growth rate), due primarily to organic growth in our commercial real estate portfolio.  During the three months ended March 31, 2017, we discontinued offering indirect auto loans as other lending channels provided higher levels of profitability and returns on capital.  The indirect auto portfolio totaled $219.1 million, or 5.4% of the total loan portfolio, at March 31, 2017 down $15.5 million, or 6.6% from $234.6 million at December 31, 2016.  This portfolio will continue to run-off over its remaining average life of approximately 4 years.

During the three months ended March, 31, 2017, the Company recorded a $668 thousand net gain on the sale of $7.3 million of guaranteed SBA loans.

Non-performing loans, excluding government guaranteed student loans, increased $11.9 million, or 98.3%, to $23.9 million at March 31, 2017 compared to $12.1 million at December 31, 2016.  Our ratio of non-performing assets to total assets, excluding government guaranteed student loans, increased to 0.41% at March 31, 2017 compared to 0.22% at December 31, 2016.  The increase in non-performing loans can primarily be attributed to the downgrade to doubtful and change to non-accrual of a $9.6 million shared national credit based on the results of a shared national credit examination performed by the regulators during the first quarter.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of March 31, 2017.

As a result of loan growth and charge-offs during the quarter, we recorded a $600 thousand provision for loan losses during the quarter ended March 31, 2017 compared to no provision for loan losses during the quarter ended March 31, 2016.  Net charge-offs for the quarter ended March 31, 2017 totaled $766 thousand, or 8 basis points annualized of average loans, compared to net charge-offs of $267 thousand, or 3 basis points annualized of average loans, in the same period in the prior year.

At March 31, 2017, the Bank’s allowance for loan losses totaled $43.1 million, or 1.06% of total loans, compared to $43.3 million, or 1.08% of total loans, at December 31, 2016.

During the three months ended March 31, 2017, the effective tax rate was lowered as a result of the excess tax benefit recognized of $1.1 million related to the exercise of stock options and the vesting of stock awards in accordance with the revised standards associated with accounting for stock based compensation. Previously, this benefit was recorded as a component of additional paid in capital.  Management believes the effective tax rate for the remainder of 2017 will likely remain closer to the 35.0% statutory tax rate.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Following the second-step conversion, our capital levels increased and have remained strong with tangible capital to tangible assets totaling 15.07% at March 31, 2017 compared to 15.10% at December 31, 2016. The decrease in this ratio can be attributed share repurchases and cash dividends.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.3 million to $8.6 million for the three months ended March 31, 2017. We also have approximately $41.1 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $4.1 million. In recent periods, we experienced improvement in our asset quality metrics including delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in this Annual Report.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. As of March 31, 2017 and December 31, 2016, the balance of goodwill was $169.0 million.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2016, management reviewed qualitative factors for the banking unit, which represents $159.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2015. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2016. Additionally during 2016, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC as of September 30, 2016 based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount.

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

During the three months ended March 31, 2017, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of March 31, 2017, we had net deferred tax assets totaling $44.4 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of March 31, 2017. Our net deferred tax asset of $44.4 million was determined based on the current enacted federal tax rate of 35%.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total assets increased $123.2 million, or 2.1%, to $5.86 billion at March 31, 2017 compared to $5.74 billion at December 31, 2016.  The increase in total assets was primarily due to an increase in cash and cash equivalents and loan growth, partially offset by a decline in investment securities.

Cash and cash equivalents increased $133.0 million, or 46.3%, to $420.1 million at March 31, 2017 from $287.0 million at December 31, 2016.  The increase in cash and cash equivalents was primarily driven by growth in deposits and an increase in borrowed funds to meet projected liquidity needs and lock in lower funding rates.

Investments decreased $54.2 million, or 5.0%, to $1.02 billion at March 31, 2017 compared to $1.08 billion at December 31, 2016, as we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in investments and growing our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans increased $45.7 million, or 1.1%, to $4.06 billion at March 31, 2017 from $4.01 billion at December 31, 2016.  The increase in loans was primarily due to organic growth in our commercial real estate portfolio.  During the first quarter we discontinued offering indirect auto loans as other lending channels provided higher levels of profitability and returns on capital.  The indirect auto portfolio totaled $219.1 million, or 5.4% of the total loan portfolio, at March 31, 2017 down $15.5 million, or 6.6%, from $234.6 million at December 31, 2016.  This portfolio will continue to run-off over its remaining average life of approximately 4 years.

Deposits increased $60.7 million, or 1.5%, to $4.22 billion at March 31, 2017 from $4.16 billion at December 31, 2016.  Deposit growth was primarily achieved through organic core deposit growth of $40.6 million in savings and club accounts.

Borrowings increased $50.0 million to $540.4 million at March 31, 2017 and are being used as a low cost funding source to replace higher cost brokered CDs and fund organic loan growth.

Stockholders’ equity increased $16.2 million, or 1.6%, to $1.03 billion at March 31, 2017 from $1.01 billion at December 31, 2016.  The increase in stockholders’ equity was primarily due to the issuance of 823,487 shares from the exercise of stock options resulting in an increase in additional paid in capital and net income for the first quarter of 2017, partially offset by the declaration of cash dividends during the quarter ended March 31, 2017.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016

General — For the three months ended March 31, 2017, net income was $8.4 million, or $0.11 per diluted share, compared to $5.0 million, or $0.07 per diluted share, for the three months ended March 31, 2016.

Net Interest Income — For the three months ended March 31, 2017, net interest income was $40.8 million, an increase of $8.6 million, or 26.5%, from the quarter ended March 31, 2016.  The increase in net interest income was primarily due to the impact of the Conestoga Bank acquisition as well as improvement in our balance sheet mix and related interest earning assets with growth occurring in our higher yielding loan portfolio and a reduction in investments.  Our average loans increased $1.1 billion or 36.6% for the first quarter of 2017 compared to the same period a year ago while average investments decreased $199.5 million or 13.2%.  The net interest margin totaled 3.04% for the quarter ended March 31, 2017 as compared to 2.87% for the same period in 2016.  During the quarter ended March 31, 2017, the net interest margin decreased 6 basis points due to higher cash levels as we established excess liquidity to lock in lower funding costs to meet our future projected liquidity needs. We expect cash levels to decrease during the remainder of the year as we fund future loan growth.

Provision for Loan Losses — As a result of loan growth and charge-offs during the quarter, we recorded a $600 thousand provision for loan losses during the quarter ended March 31, 2017 compared to no provision for loan losses during the quarter ended March 31, 2016.  Net charge-offs for the quarter ended March 31, 2017 totaled $766 thousand, or 8 basis points annualized of average loans, compared to net charge-offs of $267 thousand, or 3 basis points annualized of average loans, in the same period in the prior year.

Non-performing loans, excluding government guaranteed student loans, increased $11.9 million, or 98.3%, to $23.9 million at March 31, 2017 compared to $12.1 million at December 31, 2016.  Our ratio of non-performing assets to total assets, excluding government guaranteed student loans, increased to 0.41% at March 31, 2017 compared to 0.22% at December 31, 2016. The increase in non-performing loans can primarily be attributed to the downgrade to doubtful and change to non-accrual of a $9.6 million shared national credit based on the results of a shared national credit examination performed by the regulators during the first quarter. The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of March 31, 2017.

At March 31, 2017, the Bank’s allowance for loan losses totaled $43.1 million, or 1.06% of total loans, compared to $43.3 million, or 1.08% of total loans, at December 31, 2016.

Non-interest Income — For the three months ended March 31, 2017, non-interest income totaled $7.1 million, an increase of $1.7 million, or 32.3%, from the quarter ended March 31, 2016.  The increase was primarily due to a $668 thousand net gain on the sale of $7.3 million of guaranteed SBA loans, a $293 thousand increase in interchange fees, a $253 thousand increase in mortgage banking income, and a $249 thousand increase in limited partnership earnings recorded during the quarter ended March 31, 2017.

Non-interest Expense — For the three months ended March 31, 2017, non-interest expense totaled $35.4 million, an increase of $5.0 million, or 16.6%, from the quarter ended March 31, 2016.  The increase in non-interest expense was primarily due to a $3.0 million increase in salaries and employee benefits and an $899 thousand increase in board fees primarily due to compensation associated with equity awards granted under the 2016 Omnibus Incentive Plan as well as annual merit increases. The increase in non-interest expense during the quarter ended March 31, 2017 can also be attributed to a $442 thousand increase in occupancy expense related to the acquisition of Conestoga Bank, a $189 thousand increase in marketing expense, and a $182 thousand increase in professional fees. These increases to non-interest expense were partially offset by an $838 thousand decrease in merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s expense management reduction program that was announced in April 2016.

Income Taxes — For the three months ended March 31, 2017, we recorded a provision for income taxes of $3.5 million, reflecting an effective tax rate of 29.6%, compared to a provision for income taxes of $2.2 million, reflecting an effective tax rate of 30.7%, for the quarter ended March 31, 2016.  During the three months ended March 31, 2017, the effective tax rate was lowered as a result of the excess tax benefit recognized of $1.1 million related to the exercise of stock options and the vesting of stock awards in accordance with the revised standards associated with accounting for stock based compensation. Previously, this benefit was recorded as a component of additional paid in capital.  Management believes the effective tax rate for the remainder of 2017 will likely remain closer to the 35.0% statutory tax rate.

The following table summarizes average balances and average yields and costs for the three months ended March 31, 2017 and March 31, 2016.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended March 31,			Three Months Ended March 31,
	2017			2016
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$261,607	$529	0.82%	$205,383	$259	0.50%
Stock	22,545	258	4.65%	8,787	100	4.45%
Other Investment securities	1,022,552	5,120	2.00%	1,292,003	6,585	2.04%
Total Investment securities	1,306,704	5,907	1.81%	1,506,173	6,944	1.84%
Loans and leases:
Real estate loans
Residential	894,589	8,702	3.89%	734,020	7,635	4.16%
Non-residential	1,642,713	16,643	4.05%	1,087,469	10,775	3.94%
Total real estate	2,537,302	25,345	4.00%	1,821,489	18,410	4.03%
Business loans	419,881	4,718	4.50%	237,826	2,540	4.23%
Shared National Credits	203,649	1,406	2.76%	215,881	1,526	2.80%
Small Business loans	104,307	1,309	5.02%	78,055	986	5.01%
Small Business leases	138,178	1,920	5.56%	—	—	—%
Total Business & Small Business loans and leases	866,015	9,353	4.32%	531,762	5,052	3.77%
Total Business loans and leases	2,508,728	25,996	4.15%	1,619,231	15,827	3.88%
Personal loans	659,836	6,789	4.17%	622,298	6,528	4.22%
Total loans and leases, net of discount	4,063,153	41,487	4.10%	2,975,549	29,990	4.02%
Total interest earning assets	5,369,857	$47,394	3.54%	4,481,722	$36,934	3.29%
Non-interest earning assets	407,322			327,772
Total assets	$5,777,179			$4,809,494
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,290,405	$1,081	0.34%	$1,155,603	$986	0.34%
Money market accounts	448,439	380	0.34%	399,739	336	0.34%
Demand deposits	917,011	542	0.24%	763,857	430	0.23%
Demand deposits - Municipals	128,463	60	0.19%	128,946	36	0.11%
Certificates of deposit	870,355	2,187	1.02%	619,356	1,628	1.06%
Total interest-bearing deposits	3,654,673	4,250	0.47%	3,067,501	3,416	0.45%
Borrowings	523,258	2,370	1.81%	190,462	1,278	2.70%
Total interest-bearing liabilities	4,177,931	6,620	0.64%	3,257,963	4,694	0.58%
Non-interest-bearing deposits	506,097			395,940
Other non-interest-bearing liabilities	75,109			68,930
Total liabilities	4,759,137			3,722,833
Total stockholders’ equity	1,018,042			1,086,661
Total liabilities and stockholders’ equity	$5,777,179			$4,809,494
Net interest income		$40,774			$32,240
Interest rate spread			2.90%			2.71%
Net interest margin			3.04%			2.87%
Average interest-earning assets to average interest-bearing liabilities			128.53%			137.56%

Asset Quality

Non-performing assets increased $13.4 million to $41.1 million at March 31, 2017 from $27.7 million at December 31, 2016. The ratio of non-performing assets to total assets increased to 0.70% at March 31, 2017 from 0.48% at December 31, 2016.  The increase in non-performing assets was primarily attributed to the downgrade to doubtful and change to non-accrual of a $9.6 million shared national credit.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of March 31, 2017.

ASSET QUALITY INDICATORS

	March 31,	December 31,	March 31,
(Dollars in thousands)	2017	2016	2016

Non-performing assets:
Non-accruing loans	$23,930	$12,069	$13,731
Accruing loans past due 90 days or more	16,805	14,843	21,223
Total non-performing loans	$40,735	26,912	34,954

Real estate owned	346	821	827

Total non-performing assets	41,081	$27,733	$35,781

Non-performing loans to total loans and leases	1.00%	0.67%	1.11%
Non-performing assets to total assets	0.70%	0.48%	0.74%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.41%	0.22%	0.30%
ALLL to total loans and leases	1.06%	1.08%	1.44%
ALLL to non-performing loans	105.79%	160.75%	129.41%
ALLL to non-performing loans, excluding government guaranteed student loans	180.09%	358.45%	329.43%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $16.8 million and $14.8 million in government guaranteed student loans as of March 31, 2017 and December 31, 2016, respectively.  The increase in non-accruing loans can be attributed to the downgrade to doubtful and change to non-accrual of a $9.6 million shared national credit.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of March 31, 2017.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, and as a result, no specific valuation allowance was maintained at March 31, 2017 or December 31, 2016 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2017			December 31, 2016
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$2,515,488	$38,529	1.53%	$2,446,487	$37,433	1.53%
Residential	896,054	1,474	0.16%	894,474	1,493	0.17%
Consumer	644,720	3,092	0.48%	669,607	4,335	0.65%
Total	$4,056,262	$43,095	1.06%	$4,010,568	$43,261	2.35%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of March 31, 2017, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $16.8 million and $14.8 million in government guaranteed student loans that were greater than 90 days delinquent and accruing at March 31, 2017 and December 31, 2016, respectively.

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

Commercial Loan Portfolio. The allowance for the commercial portfolio totaled $38.5 million at March 31, 2017 compared to $37.4 million at December 31, 2016.  The increase in the allowance was the result of organic growth particularly in our commercial real estate portfolio. The allowance for loan losses related to the commercial portfolio was 1.5% of commercial loans at both March 31, 2017 and December 31, 2016.  We continue to experience low levels of delinquencies, commercial criticized and classified loans, and charge-offs. During the three months ended March 31, 2017, a $9.6 million shared national credit was downgraded to doubtful and changed to non-accrual.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of March 31, 2017. We believe the commercial reserves are adequate at March 31, 2017.

Residential Loans. The allowance for the residential loan portfolio was consistent at $1.5 million, or 0.16% of residential loans at March 31, 2017 compared to $1.5 million, or 0.17%, at December 31, 2016. We continue to experience consistently low levels of net charge-offs with this portfolio with 0.02% and 0.04% annualized losses during the three months ended March 31, 2017 and 2016, respectively.  We believe the balance of residential reserves is appropriate given the continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $3.1 million, or 0.48% of consumer loans, at March 31, 2017 compared to $4.3 million, or 0.65% of consumer loans, at December 31, 2016. The decrease in the allowance for loan losses within this portfolio is primarily due to continued low levels of net charge-offs and a decrease in consumer delinquencies during the three months ended March 31, 2017. For the three months ended March 31, 2017, net charge-offs totaled $212 thousand compared to $124 thousand for the three months ended March 31, 2016. In addition, total consumer delinquencies decreased $2.9 million, or 7.6%, to $34.9 million at March 31, 2017 from $37.8 million at December 31, 2016.  We believe the balance of consumer reserves is appropriate given continued low levels of charges offs and delinquencies.

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

The Bank’s most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $420.1 million, including overnight investments of $374.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $438.5 million at March 31, 2017. At March 31, 2017, we had $515.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost effective source of funding. Core deposits totaled $3.33 billion at March 31, 2017, compared to $3.27 billion at December 31, 2016.  We also maintain access to a diversified base of wholesale funding sources. These uncommitted sources may include fed funds purchased from other banks, securities sold under agreements to repurchase, brokered certificates of deposit, and FHLB advances. As of March 31, 2017 and December 31, 2016, aggregate wholesale funding totaled $801.8 million and $743.6 million, respectively. The $58.2 million increase in wholesale funding is primarily being used to lock in longer term funding at lower interest rates to fund future organic loan growth. In addition, at March 31, 2017, we had arrangements to borrow up to $2.0 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia. On March 31, 2017, we had $515.0 million of advances outstanding and $20.0 million of future dated advances outstanding with the FHLB that will fund in the first quarter of 2018.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2017, the Bank had $632.7 million in loan and lease commitments outstanding, which consisted of $29.4 million, $4.3 million, and $7.3 million in commercial loan, consumer loan, and small business commercial lease new funding commitments, respectively, $431.8 million in commercial and consumer unused lines of credit, $133.1 million of commitments to fund commercial construction and other advances, and $26.8 million in standby letters of credit.  Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2017 totaled $483.6 million, or 55.6% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2017.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at March 31, 2017:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed funds	$540,427	$20,000	$275,000	$220,000	$25,427
Commitments to fund new loans	40,990	40,990	—	—	—
Commitments to fund commercial construction and other advances	133,162	15,675	60,368	19,636	37,483
Unused lines of credit	431,782	207,536	78,731	28,178	117,337
Standby letters of credit	26,771	20,930	4,811	13	1,017
Operating lease obligations	57,556	6,420	11,706	10,491	28,939
Total	$1,230,688	$311,551	$430,616	$278,318	$210,203

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. On April 21, 2017, the Company declared a cash dividend of 6 cents per share, payable on or after May 11, 2017, to common shareholders of record at the close of business on May 1, 2017.  The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. In 2016, the Company approved a share repurchase program of up to 10% of its outstanding common stock or 7,770,978 shares.  In 2016, the Company purchased 1,622,100 shares under this program. No shares were repurchased during the first quarter of 2017.  At March 31, 2017, the Company (stand-alone) had liquid assets of $78.6 million.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2017, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities.  As of March 31, 2017, approximately 95.3% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at March 31, 2017 approximately 2.3% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 2.4% of the investment portfolio was not rated. Securities not rated consist of private placement municipal bonds, mutual funds, FHLB stock and equities.

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

During the quarter ended March 31, 2017, the Bank entered into one future borrowing arrangements with the FHLB of Pittsburgh to borrow $20.0 million at a fixed interest rate during the period from January 2018 through January 2022 to replace existing borrowings that will mature during this period, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended March 31, 2017.

For the three months ended March 31, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at March 31, 2017. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of March 31, 2017:
Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$150,877	$162.907	$169,394
% change	(7.38)%		3.98%

Economic Value at Risk:
Equity	$1,081,961	$1,187,947	$1,175,730
% change	(8.92)%		(1.03)%

As of March 31, 2017, based on the scenarios above, net interest income at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our March 31, 2017 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in routine legal proceedings in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2016.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31 (2)	8,674	$17.45	—	6,148,878
February 1-28 (3)	30,199	$16.80	—	6,148,878
March 1-31 (4)	6,222	$16.10	—	6,148,878

(1)         On July 21, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 7,770,978 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

(2)         Includes 8,674 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

(3)         Includes 30,199 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

(4)         Includes 6,222 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

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

4.1                               Stock Certificate of Beneficial Bancorp, Inc. (1)

31.1                        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2                        Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0                        Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0                 The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: April 27, 2017	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: April 27, 2017	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)