Form 10-Q
period 2017-06-30
Beneficial Bancorp Inc.
filed 2017-07-27
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 7(a)(2)(B) of the Securities Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No   ☒

As of July 27, 2017, there were 75,934,756 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$50,078	$45,791
Overnight investments	333,306	241,255
Total cash and cash equivalents	383,384	287,046

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $424,592 and $449,655 at June 30, 2017 and December 31, 2016, respectively)	427,174	451,544
Held-to-maturity (estimated fair value of $539,005 and $597,785 at June 30, 2017 and December 31, 2016, respectively)	540,057	602,529
Federal Home Loan Bank stock, at cost	23,210	21,231
Total investment securities	990,441	1,075,304
LOANS AND LEASES:	4,094,732	4,010,568
Allowance for loan and lease losses	(43,350)	(43,261)
Net loans and leases	4,051,382	3,967,307
ACCRUED INTEREST RECEIVABLE	16,897	16,635
BANK PREMISES AND EQUIPMENT, Net	72,982	75,444
OTHER ASSETS:
Goodwill	169,002	169,125
Bank owned life insurance	80,952	80,664
Other intangibles	3,309	4,446
Other assets	60,614	62,622
Total other assets	313,877	316,857
TOTAL ASSETS	$5,828,963	$5,738,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$568,391	$518,294
Interest-bearing deposits	3,616,645	3,639,894
Total deposits	4,185,036	4,158,188

Borrowed funds	540,432	490,423
Other liabilities	73,291	76,226
Total liabilities	4,798,759	4,724,837

COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of June 30, 2017 and December 31, 2016	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 84,327,557 and 83,383,917 issued and 75,867,221 and 75,637,684 outstanding, as of June 30, 2017 and December 31, 2016, respectively	843	834
Additional paid-in capital	789,356	772,925
Unearned common stock held by employee savings and stock ownership plan	(28,312)	(29,546)
Retained earnings (partially restricted)	408,162	399,620
Accumulated other comprehensive loss	(24,483)	(25,833)
Treasury Stock at cost, 8,460,336 shares and 7,746,233 shares at June 30, 2017 and December 31, 2016, respectively	(115,362)	(104,244)
Total stockholders’ equity	1,030,204	1,013,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,828,963	$5,738,593

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans and leases	$42,211	$37,743	$83,698	$67,733
Interest on overnight investments	897	161	1,426	421
Interest and dividends on investment securities:
Taxable	5,416	6,166	10,773	12,525
Tax-exempt	18	325	40	650
Total interest income	48,542	44,395	95,937	81,329

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	617	556	1,219	1,022
Money market and savings deposits	1,491	1,503	2,952	2,825
Time deposits	2,310	1,886	4,497	3,515
Total	4,418	3,945	8,668	7,362
Interest on borrowed funds	2,367	1,674	4,737	2,952
Total interest expense	6,785	5,619	13,405	10,314
Net interest income	41,757	38,776	82,532	71,015
Provision for loan and lease losses	750	—	1,350	—
Net interest income after provision for loan and lease losses	41,007	38,776	81,182	71,015

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,626	1,539	3,719	3,530
Service charges and other income	5,353	4,383	9,451	7,768
Mortgage banking and SBA income	444	101	1,323	73
Net loss on sale of investment securities	(3)	(4)	(6)	(8)
Total non-interest income	7,420	6,019	14,487	11,363

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,557	16,577	37,385	32,394
Occupancy expense	2,538	2,453	5,273	4,745
Depreciation, amortization and maintenance	2,397	2,571	4,813	4,889
Marketing expense	1,039	889	2,141	1,802
Intangible amortization expense	570	558	1,138	1,032
FDIC Insurance	438	625	870	1,178
Merger and restructuring charges	—	8,621	—	9,459
Professional fees	1,001	1,386	2,212	2,415
Classified loan and other real estate owned related expense	262	173	530	465
Other	7,412	6,200	15,219	12,008
Total non-interest expense	34,214	40,053	69,581	70,387

Income before income taxes	14,213	4,742	26,088	11,991
Income tax expense	4,728	1,994	8,248	4,220
NET INCOME	$9,485	$2,748	$17,840	$7,771

EARNINGS PER SHARE — Basic*	$0.13	$0.04	$0.24	$0.11
EARNINGS PER SHARE — Diluted*	$0.13	$0.04	$0.24	$0.10

DIVIDENDS DECLARED PER SHARE	$0.06	$—	$0.12	$—
Average common shares outstanding — Basic	70,630,256	71,197,288	70,337,425	73,679,901
Average common shares outstanding — Diluted	71,168,059	72,078,696	70,993,059	74,536,502

*Net earnings per share for both common shares and participating securities.

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2017	2016

Net Income	$17,840	$7,771
Other comprehensive income, net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains on available for sale securities arising during the period (net of deferred tax of $250 and $3,167 for the six months ended June 30, 2017 and 2016, respectively)	436	5,495
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $145 and $148 for the six months ended June 30, 2017 and 2016, respectively)	255	256
Reclassification adjustment for net losses on available for sale securities included in net income (net of tax of $2 and $3 for the six months ended June 30, 2017 and 2016, respectively)	4	5
Defined benefit pension plans:
Pension gains, other postretirement and postemployment benefit plan adjustments (net of tax of $465 and $464 for the six months ended June 30, 2017 and 2016, respectively)	655	617
Total other comprehensive income	1,350	6,373
Comprehensive income	$19,190	$14,144

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE, JANUARY 1, 2017	83,383,917	$834	$772,925	$(29,546)	$399,620	$(104,244)	$(25,833)	$1,013,756
Net Income					17,840			17,840
Dividends declared ($0.12 per share)					(8,798)			(8,798)
KSOP shares committed to be released			906	1,234				2,140
Stock option expense			547					547
Restricted stock expense			7,162					7,162
Effect of change in accounting principle adoption of ASU 2016-09 stock based compensation					(500)			(500)
Stock options exercised	943,640	9	8,879					8,888
Purchase of treasury stock including shares withheld to cover tax liabilities						(12,181)		(12,181)
Omnibus Equity Plan shares granted from treasury stock, net			(1,063)			1,063		—
Net unrealized gain on AFS securities arising during the period (net of deferred tax of $250)							436	436
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $145)							255	255
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $2)							4	4
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $465)							655	655
BALANCE, JUNE 30, 2017	84,327,557	$843	$789,356	$(28,312)	$408,162	$(115,362)	$(24,483)	$1,030,204

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
(Dollars in thousands)	2017	2016
OPERATING ACTIVITIES:
Net income	$17,840	$7,771
Adjustment to reconcile net income to net cash provided (used in) by operating activities:
Provision for loan and lease losses	1,350	—
Depreciation and amortization	3,104	3,190
Intangible amortization	1,138	1,032
Net loss on sale of investments	6	8
Accretion of discount on investments	(106)	(155)
Amortization of premium on investments	2,131	2,828
Accretion of acquired loan and lease marks	1,313	293
Gain on sale of loans	(1,186)	(121)
Net loss from disposition of premises and equipment	90	715
Proceeds from sale of fixed assets held for sale	—	33
Net loss (gain) on sale of other real estate	5	(55)
Amortization of KSOP	2,140	1,753
Increase in bank owned life insurance	(288)	(455)
Stock based compensation	7,209	2,192
Origination of loans held for sale	(9,366)	(7,405)
Proceeds from sale of loans	23,227	6,162
Changes in assets and liabilities:
Accrued interest receivable	(262)	(895)
Accrued interest payable	100	206
Income taxes payable	259	(574)
Other liabilities	(2,174)	8,615
Other assets	87	143
Net cash provided by operating activities	46,617	25,281
INVESTING ACTIVITIES:
Loans and leases originated or acquired	(610,930)	(713,825)
Principal repayment on loans and leases	511,421	374,604
Purchases of investment securities available for sale	—	(7,500)
Proceeds from sales of investment securities available for sale	—	59,424
Proceeds from maturities, calls or repayments of investment securities available for sale	40,706	111,701
Proceeds from maturities, calls or repayments of investment securities held to maturity	61,623	52,438
Net purchases from sales of money market and mutual funds	(16,175)	(17,974)
Net purchases of Federal Home Loan Bank stock	(1,979)	(7,338)
Acquisition of Conestoga, net cash acquired	—	(79,610)
Proceeds from sale of other real estate owned	826	1,065
Purchases of premises and equipment	(733)	(2,139)
Proceeds from sale of premises and equipment	—	21
Cash provided by other investing activities	196	470
Net cash used in investing activities	(15,045)	(228,663)
FINANCING ACTIVITIES:
Increase in borrowed funds	130,000	320,994
Repayment of borrowed funds	(79,991)	(140,985)
Net increase in checking, savings and demand accounts	43,763	18,921
Net decrease in time deposits	(16,915)	(18,659)
Cash dividend paid to stockholders	(8,798)	—
Proceeds from the exercise of stock options	11,159	2,534
Cash paid to tax authorities related to stock based compensation awards	(7,046)	(730)
Purchase of treasury stock	(7,406)	(109,123)
Net cash provided by financing activities	64,766	72,952
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	96,338	(130,430)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	287,046	233,920
CASH AND CASH EQUIVALENTS, END OF PERIOD	$383,384	$103,490
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$13,305	$10,108
Cash payments for income taxes	7,987	4,475
Transfers of loans to other real estate owned	166	366
Transfers of bank branches to fixed assets held for sale	—	501
Acquisition of noncash assets and liabilities:
Assets acquired	—	621,584
Liabilities assumed	—	589,240

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 27, 2017.  The results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Bank (the “Bank”), the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries include: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) Beneficial Equipment Finance Corporation (formerly BSB Union Corporation), an equipment leasing company. Additionally, the Bank has subsidiaries that hold other real estate acquired in foreclosure or transferred from the Bank’s real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.

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

NOTE 2 — NATURE OF OPERATIONS

The Company is a Maryland corporation that was incorporated in August 2014 to be the successor to Beneficial Mutual Bancorp, Inc. (“Beneficial Mutual Bancorp”), the Bank’s former mid-tier stock holding company, upon completion of the second-step conversion of the Bank from the mutual holding company structure to the stock holding company structure. Beneficial Savings Bank MHC was the former mutual holding company for Beneficial Mutual Bancorp prior to completion of the second-step conversion. Upon the completion of the second-step conversion, each of Beneficial Savings Bank MHC and Beneficial Mutual Bancorp ceased to exist. The second-step conversion was completed on January 12, 2015, at which time the Company sold, for gross proceeds of $503.8 million, a total of 50,383,817 shares of common stock at $10.00 per share, including 2,015,352 shares purchased by the Bank’s employee savings and stock ownership plan.

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

NOTE 3 — ACQUISITION OF CONESTOGA BANK

On April 14, 2016, Beneficial completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company and Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and subsequently merged Conestoga Bank with and into Beneficial Bank. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 15, 2016, the date of the acquisition, through June 30, 2017.

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

During the three months ended March 31, 2017, the Company finalized its fair value estimates related to the acquisition of Conestoga Bank.  The following table details the changes in fair value of the net assets acquired and liabilities assumed as of April 14, 2016 from the amounts originally reported in the Company’s Form 10-K for the year ended December 31, 2016:

Goodwill Conestoga Bank reported as of December 31, 2016	$47,152

Effect of adjustments to:
Loans and leases	(214)
Deferred tax asset	91
Total adjustments	(123)

Adjusted goodwill Conestoga Bank as of June 30, 2017	$47,029

The changes to goodwill during 2017 were primarily due to final market values received on assets acquired and adjustments to deferred tax assets.  There were no changes to goodwill recorded during the three months ended June 30, 2017.

NOTE 4 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2017 and June 30, 2016.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2017	$(747)	$(25,086)	$(25,833)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	436	—	436
Accretion of unrealized losses on AFS securities transferred to HTM	255	—	255
Amount reclassified from accumulated other comprehensive loss	4	655	659
Net current-period other comprehensive income	695	655	1,350
Ending balance, June 30, 2017	$(52)	$(24,431)	$(24,483)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2016	$542	$(23,916)	$(23,374)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	5,495	—	5,495
Accretion of unrealized losses on AFS securities transferred to HTM	256	—	256
Amount reclassified from accumulated other comprehensive loss	5	617	622
Net current-period other comprehensive income	5,756	617	6,373
Ending balance, June 30, 2016	$6,298	$(23,299)	$(17,001)

The following tables present reclassifications out of AOCI by component for the six months ended June 30, 2017 and June 30, 2016:

For the Six Months Ended June 30, 2017

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$6		Net loss on sale of investment securities
	(2)		Income tax benefit
	$4		Net of tax
Amortization of defined benefit
pension items
Prior service costs	$(243	)(1)	Other non-interest expense
Net recognized actuarial losses	1,363	(1)	Other non-interest expense
	$1,120		Total before tax
	(465)		Income tax benefit
	$655		Net of tax

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 15 - Pension and Other Postretirement Benefits for additional details.

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

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 15 - Pension and Other Postretirement Benefits for additional details.

NOTE 5 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee savings and stock ownership plan (“KSOP”) shares and unvested restricted stock shares. Since the Company paid dividends during the six months ended June 30, 2017, the Company was required to use the two-class method for 2017 to calculate earnings per share as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Net earnings per share for both common shares and participating securities is the same for the three and six months ended June 30, 2017. See Note 16 for further discussion of stock grants.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2017	2016	2017	2016
Basic and diluted earnings per share:
Net income	$9,485	$2,748	$17,840	$7,771
Net income allocated to unvested restricted stock	(362)	—	(706)	—
Net income allocated to common shares	$9,123	$2,748	$17,134	$7,771

Basic average common shares outstanding	70,630,256	71,197,288	70,337,425	73,679,901
Effect of dilutive securities (1)	537,803	881,408	655,634	856,601
Dilutive average shares outstanding	71,168,059	72,078,696	70,993,059	74,536,502
Net earnings per share
Basic	$0.13	$0.04	$0.24	$0.11
Diluted	$0.13	$0.04	$0.24	$0.10

(1) Dilutive securities for the three and six months ended June 30, 2017 do not include unvested restricted stock awards.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three and six months ended June 30, 2017, there were no stock options that were anti-dilutive. For the six months ended June 30, 2016, there were 2,274,416 restricted stock awards that were antidilutive and therefore excluded from the earnings per share calculation. For the three and six months ended June 30, 2016, there were 161,531 outstanding options that were antidilutive and therefore excluded from the earnings per share calculation.

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity Securities	$250	$133	$—	$383
U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	3,995	—	5	3,990
Ginnie Mae guaranteed mortgage certificates	3,431	117	—	3,548
GSE mortgage-backed securities	338,809	3,453	1,615	340,647
GSE collateralized mortgage obligations	18,717	19	82	18,654
Municipal bonds	1,781	95	—	1,876
Corporate securities	19,488	468	—	19,956
Money market and mutual funds	38,121	—	1	38,120

Total	$424,592	$4,285	$1,703	$427,174

	June 30, 2017
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$510,095	$2,102	$3,258	$508,939
GSE collateralized mortgage obligations	27,332	141	108	27,365
Municipal bonds	630	42	—	672
Foreign bonds	2,000	29	—	2,029

Total	$540,057	$2,314	$3,366	$539,005

	December 31, 2016
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	$4,649	10	$—	$4,659
Ginnie Mae guaranteed mortgage certificates	3,734	134	—	3,868
GSE mortgage-backed securities	374,593	3,967	2,026	376,534
Collateralized mortgage obligations	22,920	20	259	22,681
Municipal bonds	2,320	82	—	2,402
Corporate Securities	19,487	155	185	19,457
Money market and mutual funds and	21,952	—	9	21,943

Total	$449,655	$4,368	$2,479	$451,544

	December 31, 2016
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$569,319	$1,850	$6,522	$564,647
Collateralized mortgage obligations	30,580	110	268	30,422
Municipal bonds	630	50	—	680
Foreign bonds	2,000	36	—	2,036

Total	$602,529	$2,046	$6,790	$597,785

During the six months ended June 30, 2017, the Bank sold $168 thousand of mutual funds that resulted in a loss of $6 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

	At June 30, 2017
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored
Enterprise (“GSE”) and Agency Notes	$3,990	$5	$—	$—	$3,990	$5
Mortgage-backed securities	469,179	4,854	15,375	19	484,554	4,873
Collateralized mortgage obligations	3,038	21	22,572	169	25,610	190
Subtotal, debt securities	476,207	4,880	37,947	188	514,154	5,068
Mutual Funds	—	—	35	1	35	1
Total	$476,207	$4,880	$37,982	$189	$514,189	$5,069

	At December 31, 2016
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$546,662	$8,300	$37,672	$248	$584,334	$8,548
Corporate Securities	9,802	185	—	—	9,802	185
Collateralized mortgage obligations	2,622	17	26,471	510	29,093	527
Subtotal, debt securities	$559,086	$8,502	$64,143	$758	$623,229	$9,260
Mutual Funds	—	—	201	9	201	9
Total	$559,086	$8,502	$64,344	$767	$623,430	$9,269

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”).  The Company had an unrealized loss of $4.9 million related to its GSE mortgage-backed securities as of June 30, 2017.  Additionally, the Company had an unrealized loss of $190 thousand on GSE collateralized mortgage obligations, an unrealized loss of $5 thousand on GSE Notes and an unrealized loss of $1 thousand on mutual funds as of June 30, 2017.

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes

The Company’s investments that were in a loss position for less than 12 months included GSE Notes with an unrealized loss of 0.1% as of June 30, 2017. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2017.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.1% as of June 30, 2017.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.0% as of June 30, 2017. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2017.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 0.7% as of June 30, 2017.  The Company’s investments that were in a loss position for less than 12 months included GSE CMOs with an unrealized loss of 0.7%.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2017.

The following table sets forth the stated maturities of the investment securities at June 30, 2017 and December 31, 2016. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	June 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	5,776	5,866	2,320	2,402
Due after five years through ten years	19,488	19,956	24,136	24,116
Due after ten years	—	—	—	—
Mortgage-backed securities	360,957	362,849	401,247	403,083
Equity Securities	250	383	—	—
Money market and mutual funds	38,121	38,120	21,952	21,943

Total	$424,592	$427,174	$449,655	$451,544

Held-to-maturity:
Due in one year or less	$625	$626	$625	$630
Due after one year through five years	2,005	2,075	2,005	2,086
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities	537,427	536,304	599,899	595,069

Total	$540,057	$539,005	$602,529	$597,785

At June 30, 2017 and December 31, 2016, $66.6 million and $90.7 million, respectively, of securities were pledged to secure municipal deposits.  At June 30, 2017 and December 31, 2016, the Company had $988 thousand and $500 thousand, respectively, of securities pledged as collateral on interest rate swaps.

NOTE 7 — LOANS

Loans at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
(Dollars in thousands)	Originated	Acquired Non-Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,387,411	$143,607	$6,780	$1,537,798
Commercial business loans	590,539	111,850	1,261	703,650
Commercial small business leases	69,546	67,604	—	137,150
Commercial construction	204,193	98	—	204,291
Total commercial loans	2,251,689	323,159	8,041	2,582,889

Residential:
Residential real estate	849,923	50,666	359	900,948
Total residential loans	849,923	50,666	359	900,948

Consumer loans:
Home equity & lines of credit	217,099	22,660	378	240,137
Personal	12,320	6,744	88	19,152
Education	154,681	—	—	154,681
Automobile	196,925	—	—	196,925
Total consumer loans	581,025	29,404	466	610,895
Total loans	3,682,637	403,229	8,866	4,094,732

Allowance for losses	(43,350)	—	—	(43,350)
Loans, net	$3,639,287	$403,229	$8,866	$4,051,382

	December 31, 2016
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,218,431	$164,569	$5,396	$1,388,396
Commercial business loans	563,047	125,915	5,284	694,246
Commercial small business leases	49,900	89,113	—	139,013
Commercial construction	224,731	101	—	224,832
Total commercial loans	2,056,109	379,698	10,680	2,446,487

Residential:
Residential real estate	835,896	58,053	525	894,474
Total residential loans	835,896	58,053	525	894,474

Consumer loans:
Home equity & lines of credit	223,060	25,477	416	248,953
Personal	14,458	7,263	142	21,863
Education	164,202	—	—	164,202
Automobile	234,584	5	—	234,589
Total consumer loans	636,304	32,745	558	669,607
Total loans	3,528,309	470,496	11,763	4,010,568

Allowance for losses	(43,261)	—	—	(43,261)
Loans, net	$3,485,048	$470,496	$11,763	$3,967,307

During the three and six months ended June, 30, 2017, the Company recorded a $360 thousand and $1.0 million net gain on the sale of $4.0 million and $11.3 million, respectively, of guaranteed Small Business Administration (“SBA”) loans that is included in “mortgage banking and SBA income” on the consolidated statements of income. As of June 30, 2017, the Bank retained the $3.6 million outstanding unguaranteed portion of the loans and the related servicing rights for the loans and receives a 1.0% servicing fee from the purchaser of the loans.

As of June 30, 2017, the Company had $565 thousand residential loans held for sale compared to $2.0 million of residential loans held for sale at December 31, 2016. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.

During the three and six months ended June 30, 2017, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $4.8 million and $10.8 million, respectively, and recorded mortgage banking income of approximately $160 thousand and $385 thousand, respectively.  During the three and six months ended June 30, 2016, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $2.0 million and $6.0 million, respectively, and recorded mortgage banking income of approximately $101 thousand and $73 thousand, respectively.

The mortgage banking income decline during the six months ended June 30, 2016 was the result of a decrease in the fair value of mortgage servicing rights due to an increase in the constant prepayment assumption.  Please refer to Note 20 — Servicing Rights for additional information. The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At June 30, 2017, shared national credits totaled $237.2 million, which included $90.3 million of leveraged lending transactions. During the three months ended March 31, 2017, one shared national credit for $9.5 million was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators during the first quarter of 2017. The Company has reviewed the status of this shared national credit and determined that no charge-off or specific reserves were required as of June 30, 2017. All other shared national credits were classified as pass rated as of June 30, 2017 as all payments are current and the loans are performing in accordance with their contractual terms.

The Company’s accounting policies for shared national credits, including our charge off and reserve policy, are consistent with the significant accounting policies disclosed in our financial statements for our total loan portfolio.  The Company underwrites all shared national credits consistent with our underwriting guidelines. All shared national credits are subject to annual reviews where the risk rating of the loan is evaluated.  Additionally, the Company obtains quarterly financial information and performs a financial analysis on a regular basis to ensure that the borrower can comply with the financial terms of the loan.  The information used in the analysis is provided by the borrower through the agent bank.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of June 30, 2017, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of (1) a specific valuation allowance on identified problem loans and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at June 30, 2017 or December 31, 2016.

The summary activity in the allowance for loan losses for all portfolios for the six months ended June 30, 2017 and 2016, and for the year ended December 31, 2016, is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
(Dollars in thousands)	2017	2016	2016

Balance, beginning of year	$43,261	$45,500	$45,500
Provision for loan losses	1,350	—	485
Charge-offs	(2,495)	(1,837)	(4,814)
Recoveries	1,234	856	2,090

Balance, end of period	$43,350	$44,519	$43,261

The following tables set forth the activity in the allowance for loan losses by portfolio for the six months ended June 30, 2017 and the year ended December 31, 2016:

	COMMERCIAL			RESIDENTIAL	CONSUMER
June 30, 2017 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261
Charge-offs	—	(173)	(816)	—	(114)	(228)	(94)	(63)	(1,007)	(2,495)
Recoveries	12	17	232	—	14	114	224	—	621	1,234
Provision (credit)	3,459	(728)	729	(1,188)	84	(454)	(261)	59	(350)	1,350
Allowance ending balance	$26,866	$9,039	$681	$2,391	$1,477	$617	$241	$125	$1,913	$43,350

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	26,866	9,039	681	2,391	1,477	617	241	125	1,913	43,350
Total Allowance	$26,866	$9,039	$681	$2,391	$1,477	$617	$241	$125	$1,913	$43,350

Financing receivable:
Ending balance
Individually evaluated for impairment	$20,478	$12,177	$—	$—	$7,051	$1,248	$78	$—	$—	$41,032
Collectively evaluated for impairment	1,366,933	578,362	69,546	204,193	842,872	215,851	12,242	154,681	196,925	3,641,605
Acquired non-credit impaired loans (2)	143,607	111,850	67,604	98	50,666	22,660	6,744	—	—	403,229
Acquired credit impaired loans (1)	6,780	1,261	—	—	359	378	88	—	—	8,866
Total Portfolio	$1,537,798	$703,650	$137,150	$204,291	$900,948	$240,137	$19,152	$154,681	$196,925	$4,094,732

(1)             Acquired credit impaired loans are evaluated on an individual basis.

(2)             Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

	COMMERCIAL			RESIDENTIAL	CONSUMER
December 31, 2016 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$22,640	$11,856	$—	$2,335	$1,644	$2,356	$436	$125	$4,108	$45,500
Charge-offs	(134)	(536)	(292)	—	(379)	(411)	(744)	(148)	(2,170)	(4,814)
Recoveries	275	203	95	150	1	273	270	—	823	2,090
Provision (credit)	614	(1,600)	733	1,094	227	(1,033)	410	152	(112)	485
Allowance ending balance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	23,395	9,923	536	3,579	1,493	1,185	372	129	2,649	43,261
Total Allowance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,628	$3,668	$—	$—	$7,874	$1,227	$80	$—	$—	$30,477
Collectively evaluated for impairment	1,200,803	559,379	49,900	224,731	828,022	221,833	14,378	164,202	234,584	3,497,832
Acquired non-credit impaired loans (2)	164,569	125,915	89,113	101	58,053	25,477	7,263	—	5	470,496
Acquired credit impaired loans (1)	5,396	5,284	—	—	525	416	142	—	—	11,763
Total Portfolio	$1,388,396	$694,246	$139,013	$224,832	$894,474	$248,953	$21,863	$164,202	$234,589	$4,010,568

(1)             Acquired credit impaired loans are evaluated on an individual basis.

(2)             Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

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

A loan is classified as pass when payments are current and it is performing under the original contractual terms. A loan is classified as special mention when the borrower exhibits potential credit weakness or a downward trend which, if not checked or corrected, will weaken the asset or inadequately protect the Bank’s position.  While potentially weak, the borrower is currently marginally acceptable; no loss of principal or interest is envisioned.  A loan is classified as substandard when the borrower has a well-defined weakness or weaknesses that jeopardize the orderly liquidation of the debt. A substandard loan is inadequately protected by the current net worth and paying capacity of the obligor, normal repayment from this borrower is in jeopardy, and there is a distinct possibility that a partial loss of interest and/or principal will occur if the deficiencies are not corrected. A loan is classified as doubtful when a borrower has all weaknesses inherent in a loan classified as substandard with the added provision that: (1) the weaknesses make collection of debt in full on the basis of currently existing facts, conditions and values highly questionable and improbable; (2) serious problems exist to the point where a partial loss of principal is likely; and (3) the possibility of loss is extremely high, but because of certain important, reasonably specific pending factors which may work to the advantage and strengthening of the assets, its classification as an estimated loss is deferred until its more exact status may be determined.  Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens and additional refinancing plans. In all cases, loans are placed on non-accrual when 90 days past due or earlier if collection of principal or interest is considered doubtful.  The Company charges-off the collateral or discounted cash flow deficiency on all non-accrual loans.

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at June 30, 2017 and December 31, 2016:

Commercial and Residential Loans

Credit Risk Internally Assigned

	June 30, 2017
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,366,938	89%	$577,942	84%	$69,546	51%	$204,193	100%	$847,898	94%	$3,066,517	88%
Acquired non-credit impaired loans	140,632	9%	108,661	15%	67,604	49%	98	—%	50,430	6%	367,425	11%
Total Pass	$1,507,570	98%	$686,603	99%	$137,150	100%	$204,291	100%	$898,328	100%	$3,433,942	99%
Special Mention
Originated loans	6,679	—%	841	—%	—	—%	—	—%	—	—%	7,520	—%
Acquired non-credit impaired loans	563	—%	2,703	—%	—	—%	—	—%	—	—%	3,266	—%
Total Special Mention	7,242	—%	3,544	—%	—	—%	—	—%	—	—%	10,786	—%
Substandard
Originated loans	13,794	1%	2,286	—%	—	—%	—	—%	2,025	—%	18,105	1%
Acquired non-credit impaired loans	2,412	—%	486	—%	—	—%	—	—%	236	—%	3,134	—%
Acquired credit impaired loans	6,780	1%	1,261	—%	—	—%	—	—%	359	—%	8,400	—%
Total Substandard	22,986	2%	4,033	—%	—	—%	—	—%	2,620	—%	29,639	1%
Doubtful
Originated	—	—%	9,470	1%	—	—%	—	—%	—	—%	9,470	—%
Total Doubtful	—	—%	9,470	1%	—	—%	—	—%	—	—%	9,470	—%
Total	$1,537,798	100%	$703,650	100%	$137,150	100%	$204,291	100%	$900,948	100%	$3,483,837	100%

	December 31, 2016
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,202,228	87%	$552,517	82%	$49,900	36%	$224,731	100%	$833,608	93%	$2,862,984	86%
Acquired non-credit impaired loans	162,001	12%	121,048	17%	89,113	64%	101	—%	57,602	7%	429,865	13%
Total Pass	$1,364,229	99%	$673,565	99%	$139,013	100%	$224,832	100%	$891,210	100%	$3,292,849	99%
Special Mention
Originated loans	8,911	1%	3,182	—%	—	—%	—	—%	—	—%	12,093	—%
Acquired non-credit impaired loans	278	—%	2,543	—%	—	—%	—	—%	—	—%	2,821	—%
Total Special Mention	9,189	1%	5,725	—%	—	—%	—	—%	—	—%	14,914	—%
Substandard
Originated loans	7,292	—%	7,348	1%	—	—%	—	—%	2,288	—%	16,928	1%
Acquired non-credit impaired loans	2,290	—%	2,324	—%	—	—%	—	—%	451	—%	5,065	—%
Acquired credit impaired loans	5,396	—%	5,284	—%	—	—%	—	—%	525	—%	11,205	—%
Total Substandard	14,978	—%	14,956	1%	—	—%	—	—%	3,264	—%	33,198	1%
Doubtful
Total Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$1,388,396	100%	$694,246	100%	$139,013	100%	$224,832	100%	$894,474	100%	$3,340,961	100%

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  The increase in doubtful loans can be attributed to the downgrade to doubtful and change to non-accrual of a $9.5 million shared national credit during the six months ended June 30, 2017.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of June 30, 2017.

Non-performing consumer loans include loans on non-accrual status and education loans that are greater than 90 days delinquent.  The following tables set forth the consumer loan risk profile based on payment activity as of June 30, 2017 and December 31, 2016:

Commercial and Residential Loans

Credit Risk Internally Assigned

	June 30, 2017
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$216,143	91%	$12,248	65%	$138,570	90%	$196,925	100%	$563,886	92%
Acquired non-credit impaired loans	22,558	9%	6,591	34%	—	—%	—	—%	29,149	5%
Acquired credit impaired loans	378	—%	88	—%	—	—%	—	—%	466	—%
Total Performing	239,079	100%	18,927	99%	138,570	90%	196,925	100%	593,501	97%
Nonperforming
Originated loans	956	—%	72	—%	16,111	10%	—	—%	17,139	3%
Acquired non-credit impaired loans	102	—%	153	1%	—	—%	—	—%	255	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,058	—%	225	1%	16,111	10%	—	—%	17,394	3%
Total	$240,137	100%	$19,152	100%	$154,681	100%	$196,925	100%	$610,895	100%

	December 31, 2016
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$222,168	90%	$14,386	67%	$149,359	91%	$234,584	100%	$620,497	93%
Acquired non-credit impaired loans	25,360	10%	7,255	33%	—	—%	5	—%	32,620	5%
Acquired credit impaired loans	416	—%	142	—%	—	—%	—	—%	558	—%
Total Performing	247,944	100%	21,783	100%	149,359	91%	234,589	100%	653,675	98%
Nonperforming
Originated loans	892	—%	72	—%	14,843	9%	—	—%	15,807	2%
Acquired non-credit impaired loans	117	—%	8	—%	—	—%	—	—%	125	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,009	—%	80	—%	14,843	9%	—	—%	15,932	2%
Total	$248,953	100%	$21,863	100%	$164,202	100%	$234,589	100%	$669,607	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of June 30, 2017, are as follows:

June 30,
(Dollars in thousands)	2017

Outstanding principal balance	$12,618
Carrying amount	8,866

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 14, 2016 Conestoga Bank acquisition date through June 30, 2017:

Accretable
(Dollars in thousands)	Discount

Balance, April 14, 2016	$1,235
Accretion	(761)
Balance, June 30, 2017	$474

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of June 30, 2017

														Recorded
	30-59		60-89		> 90									Investment
	Days		Days		Days		Total		Acquired			Total		>90 Days
	Past		Past		Past		Past		Credit			Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Impaired	Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$10,671	35%	$1,572	19%	$705	3%	$12,948	22%	$6,780	$1,518,070	38%	$1,537,798	38%	$—	$1,792	8%
Commercial business loans	579	2%	587	7%	1,193	6%	2,359	4%	1,261	700,030	17%	703,650	17%	—	11,380	54%
Commercial small business leases	1,554	5%	735	9%	57	—%	2,346	4%	—	134,804	3%	137,150	3%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	—	204,291	5%	204,291	5%	—	—	—%
Total commercial	$12,804	42%	$2,894	35%	$1,955	9%	$17,653	30%	$8,041	$2,557,195	63%	$2,582,889	63%	$—	$13,172	62%

Residential:
Residential real estate	$1,625	5%	$222	3%	$2,763	13%	$4,610	8%	$359	$895,979	23%	$900,948	22%	$—	$6,709	32%
Total residential	$1,625	5%	$222	3%	$2,763	13%	$4,610	8%	$359	$895,979	23%	$900,948	22%	$—	$6,709	32%

Consumer loans:
Home equity & lines of credit	$765	3%	$130	2%	$255	1%	$1,150	2%	$378	$238,609	6%	$240,137	6%	$—	$1,058	5%
Personal	239	1%	32	—%	154	1%	425	1%	88	18,639	—%	19,152	—%	—	225	1%
Education	11,999	39%	4,550	56%	16,111	76%	32,660	54%	—	122,021	3%	154,681	4%	16,111	—	—%
Automobile	2,913	10%	298	4%	—	—%	3,211	5%	—	193,714	5%	196,925	5%	—	—	—%
Total consumer	$15,916	53%	$5,010	62%	$16,520	78%	$37,446	62%	$466	$572,983	14%	$610,895	15%	$16,111	$1,283	6%

Total	$30,345	100%	$8,126	100%	$21,238	100%	$59,709	100%	$8,866	$4,026,157	100%	$4,094,732	100%	$16,111	$21,164	100%

(1)    Non-accruing loans do not include $8.9 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2016

														Recorded
	30-59		60-89		> 90									Investment
	Days		Days		Days		Total		Acquired			Total		>90 Days
	Past		Past		Past		Past		Credit			Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Impaired	Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$252	1%	$338	4%	$243	1%	$833	2%	$5,396	$1,382,167	35%	$1,388,396	35%	$—	$1,472	12%
Commercial business loans	853	4%	997	12%	1,126	6%	2,976	6%	5,284	685,986	17%	694,246	17%	—	1,768	15%
Commercial small business leases	1,802	8%	795	9%	—	—%	2,597	5%	—	136,416	3%	139,013	3%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	—	224,832	6%	224,832	6%	—	—	—%
Total commercial	$2,907	13%	$2,130	25%	$1,369	7%	$6,406	13%	$10,680	$2,429,401	61%	$2,446,487	61%	$—	$3,240	27%

Residential:
Residential real estate	$2,252	10%	$466	5%	$3,695	18%	$6,413	12%	$525	$887,536	23%	$894,474	22%	$—	$7,740	64%
Total residential	$2,252	10%	$466	5%	$3,695	18%	$6,413	12%	$525	$887,536	23%	$894,474	22%	$—	$7,740	64%

Consumer loans:
Home equity & lines of credit	$1,103	5%	$502	6%	$409	2%	$2,014	4%	$416	$246,523	6%	$248,953	6%	$—	$1,009	8%
Personal	456	2%	165	2%	25	—%	646	1%	142	21,075	1%	21,863	1%	—	80	1%
Education	10,974	50%	4,684	54%	14,843	73%	30,501	60%	—	133,701	3%	164,202	4%	14,843	—	—%
Automobile	4,390	20%	649	8%	—	—%	5,039	10%	—	229,550	6%	234,589	6%	—	—	—%
Total consumer	$16,923	77%	$6,000	70%	$15,277	75%	$38,200	75%	$558	$630,849	16%	$669,607	17%	$14,843	$1,089	9%

Total	$22,082	100%	$8,596	100%	$20,341	100%	$51,019	100%	$11,763	$3,947,786	100%	$4,010,568	100%	$14,843	$12,069	100%

(1)    Non-accruing loans do not include $11.7 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of June 30, 2017 and 2016.

	June 30,		June 30,
	2017		2016
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	1	$269	2	$840
Commercial business loans	—	—	2	1,800
Total commercial	1	269	4	2,640

Residential:
Residential real estate	5	315	5	501
Total real estate loans	5	315	5	501

Consumer loans:
Home equity & lines of credit	—	—	1	186
Personal	—	—	1	411
Total consumer loans	—	—	2	597
Total loans	6	$584	11	$3,738

The following tables summarize information about TDRs as of and for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30, 2017
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	1	$31
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	1	31
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	1	43
Outstanding principal balance immediately after modification	1	31
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	6	584
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

	For the Six Months Ended June 30, 2016
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	5	$3,051
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	5	3,051
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	5	3,051
Outstanding principal balance immediately after modification	5	3,051
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	11	3,738
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

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

Components of Impaired Loans

Impaired Loans
Year to date June 30, 2017

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,792	$1,792	$—	$1,575	$—	$—
Commercial Business	11,380	11,443	—	11,324	—	—
Commercial Small Business Leases	—	—	—	—	—	—
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	6,709	7,452	—	7,287	—	—
Home Equity and Lines of Credit	1,058	1,062	—	1,050	—	—
Personal	225	225	—	176	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$21,164	$21,974	$—	$21,415	$—	$—

Commercial	13,172	13,235	—	12,899	—	—
Residential	6,709	7,452	—	7,287	—	—
Consumer	1,283	1,287	—	1,229	—	—
Total	$21,164	$21,974	$—	$21,415	$—	$—

The impaired loans table above does not include $8.9 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

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

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at June 30, 2017. The increase in impaired loans can be attributed to the downgrade to doubtful and change to non-accrual of a $9.5 million shared national credit during the six months ended June 30, 2017.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of June 30, 2017.  Interest income that would have been recorded for the six months ended June 30, 2017, had impaired loans been current according to their original terms, amounted to $545 thousand.  Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at June 30, 2017 and December 31, 2016 amounted to $37.3 million and $26.9 million, respectively, and included $16.1 million and $14.8 million, respectively, of government guaranteed student loans.

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions are accounted for in accordance with the accounting guidance in FASB ASC Topic 350 Intangibles - Goodwill and Other.  The Company recorded goodwill of $47.0 million and core deposit intangibles of $2.2 million, or 0.65% of core deposits, in connection with the acquisition of Conestoga Bank.  As of June 30, 2017, the other intangibles consisted of $1.9 million of core deposit intangibles, which are amortized over an estimated useful life of ten years, and $1.4 million of customer list intangibles, which are amortized over an estimated useful life of between four and six years.

Goodwill and other intangibles at June 30, 2017 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2017	$169,125	$4,446
Adjustment for Conestoga Bank	(123)	—
Amortization	—	(1,137)
Balance at June 30, 2017	$169,002	$3,309

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

During the six months ended June 30, 2017, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 9 — OTHER ASSETS

The following table provides selected information on other assets at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Investments in affordable housing and other partnerships	$4,546	$5,575
Prepaid assets	3,312	2,493
Net deferred tax assets	43,836	44,789
Other real estate	300	821
Fixed assets held for sale	744	744
Servicing rights	2,347	2,169
Other assets	5,529	6,031
Total other assets	$60,614	$62,622

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its servicing rights. The Company utilizes the fair value measurement method to value its servicing rights at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its servicing rights at fair value at each reporting date and reports changes in the fair value of its servicing rights in earnings in the period in which the changes occur.  See Note 20 for further discussion of servicing rights.

NOTE 10 — DEPOSITS

Deposits consisted of the following major classifications at June 30, 2017 and December 31, 2016:

	June 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2017	Deposits	2016	Deposits

Non-interest bearing deposits	$568,391	13.6%	$518,294	12.5%
Interest-earning checking accounts	899,953	21.5%	930,227	22.4%
Municipal checking accounts	106,329	2.5%	125,063	3.0%
Money market accounts	444,335	10.6%	444,226	10.7%
Savings accounts	1,308,429	31.3%	1,265,864	30.4%
Certificates of deposit	857,599	20.5%	874,514	21.0%
Total deposits	$4,185,036	100.0%	$4,158,188	100.0%

NOTE 11 — BORROWED FUNDS

Borrowed funds at June 30, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
FHLB advances	$515,000	$465,000
Statutory trust debenture	25,432	25,423
Total borrowed funds	$540,432	$490,423

The Company increased borrowings by $50.0 million during the six months ended June 30, 2017 to replace higher cost brokered certificates of deposit and to fund organic loan growth.  The incremental borrowing amount resulted from previously entered into forward-starting advances with the FHLB in 2015 and 2016, which have a weighted average interest rate of 1.98% and a weighted average life of 3.4 years.  The Company’s borrowing capacity with the FHLB of Pittsburgh is collateralized by loans.  At June 30, 2017 and December 31, 2016, loans in the amount of $2.6 billion and $2.4 billion, respectively, collateralized the Company’s total borrowing capacity with the FHLB of Pittsburgh of $1.9 billion and $1.8 billion, respectively. At June 30, 2017, remaining borrowings available with the FHLB were $1.4 billion.  The Company also pledges loans to secure its available borrowing capacity at the Federal Reserve Bank of Philadelphia. At June 30, 2017 and December 31, 2016, loans in the amount of $240.9 million and $265.6 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia of $178.8 million and $192.6 million, respectively.

NOTE 12 — OTHER LIABILITIES

The following table provides selected information on other liabilities at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
(Dollars in thousands)	2017	2016
Accrued pension and other postretirement benefits	$27,454	$29,442
Other accrued expenses	11,535	15,066
Mortgage escrow	11,990	10,774
Deferred rent	7,377	7,303
Accrued interest	2,863	2,763
Income taxes payable	363	104
Other liabilities	11,709	10,774
Total other liabilities	$73,291	$76,226

NOTE 13 — REGULATORY CAPITAL REQUIREMENTS

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

As of June 30, 2017, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2017 and December 31, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2017:
Tier 1 Leverage (to average assets)	$906,469	16.06%	$225,753	4.00%	$282,192	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	881,454	20.88%	189,961	4.50%	274,387	6.50%
Tier 1 Capital (to risk weighted assets)	906,469	21.47%	253,281	6.00%	337,708	8.00%
Total Capital (to risk weighted assets)	950,194	22.51%	337,708	8.00%	422,135	10.00%

As of December 31, 2016:
Tier 1 Leverage (to average assets)	$891,129	16.15%	$220,715	4.00%	$275,893	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	866,540	21.45%	181,769	4.50%	262,555	6.50%
Tier 1 Capital (to risk weighted assets)	891,129	22.06%	242,359	6.00%	323,145	8.00%
Total Capital (to risk weighted assets)	934,624	23.14%	323,145	8.00%	403,931	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2017 and December 31, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of June 30, 2017:
Tier 1 Leverage (to average assets)	$832,374	14.75%	$225,711	4.00%	$282,138	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	832,374	19.74%	189,794	4.50%	274,147	6.50%
Tier 1 Capital (to risk weighted assets)	832,374	19.74%	253,058	6.00%	337,411	8.00%
Total Capital (to risk weighted assets)	876,040	20.77%	337,411	8.00%	421,764	10.00%

As of December 31, 2016:
Tier 1 Leverage (to average assets)	$814,038	14.76%	$220,639	4.00%	$275,799	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	814,038	20.17%	181,615	4.50%	262,333	6.50%
Tier 1 Capital (to risk weighted assets)	814,038	20.17%	242,154	6.00%	322,872	8.00%
Total Capital (to risk weighted assets)	857,533	21.25%	322,872	8.00%	403,590	10.00%

NOTE 14 — INCOME TAXES

For the three months ended June 30, 2017, the Company recorded a provision for income taxes of $4.7 million, reflecting an effective tax rate of 33.3%, compared to a provision for income taxes of $2.0 million, reflecting an effective tax rate of 42.0%, for the three months ended June 30, 2016.  For the six months ended June 30, 2017, the Company recorded a provision for income taxes of $8.2 million, reflecting an effective tax benefit 31.6%, compared to a provision for income taxes of $4.2 million, reflecting an effective tax rate of 35.2%, for the six months ended June 30, 2016. During the six months ended June 30, 2017, the effective tax rate was lowered as a result of a $1.8 million excess tax benefit related to the exercise of stock options and the vesting of stock awards in accordance with the revised standards associated with accounting for stock based compensation. Previously, this benefit was recorded as a component of additional paid in capital.

As of June 30, 2017, the Company had net deferred tax assets totaling $43.8 million.  These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established.  The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as June 30, 2017. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

NOTE 15 — PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The components of net pension cost are as follows:

(Dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$—	$—	$35	$34
Interest cost	845	818	183	179
Expected return on assets	(1,565)	(1,559)	—	—
Amortization of loss	618	623	64	39
Amortization of prior service cost	—	—	(121)	(122)
Amortization of transition obligation	—	—	—	—
Net periodic pension (benefit) cost	$(102)	$(118)	$161	$130

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$—	$—	$72	$69
Interest cost	1,690	1,635	366	357
Expected return on assets	(3,129)	(3,118)	—	—
Amortization of loss	1,236	1,247	127	77
Amortization of prior service cost	—	—	(243)	(243)
Amortization of transition obligation	—	—	—	—
Net periodic pension (benefit) cost	$(203)	$(236)	$322	$260

NOTE 16 — STOCK BASED COMPENSATION

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

At the annual meeting held on April 21, 2016, the stockholders’ of the Company approved the 2016 Omnibus Incentive Plan (‘the 2016 Plan”). The 2016 Plan provides for the issuance or delivery of 3.5 million shares of Beneficial Bancorp, Inc. stock in equity awards. Under the 2016 Plan, the Company has granted

2,442,064 of restricted stock awards to employees, officers and directors, which reduced the Company’s outstanding additional paid in capital by $32.1 million and also reduced the balance of treasury stock. The restricted stock awards granted to directors vest generally over a 12 to 31 month period and the restricted stock awards granted to employees and officers vest over a three year period. Restricted stock awards include performance awards granted to certain officers of the Company that will vest only if the Company exceeds threshold goals related to credit quality, return on average assets and total shareholder return. Upon the adoption of the 2016 Plan, the Company’s 2008 Equity Incentive Plan (“EIP”) was terminated. However, outstanding awards under the 2008 EIP remain in effect in accordance with their original terms.

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and six months ended June 30, 2017 was $3.4 million and $6.7 million, respectively, compared to $1.0 million and $1.5 million for the three and six months ended June 30, 2016, respectively. The increase in expense in 2017 as compared to 2016 was primarily the result of the 2016 Omnibus Incentive Plan shares granted during the second quarter of 2016.

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2017:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2017	2,960,572	$13.07
Issued	154,753	18.00
Vested	(870,133)	13.11
Forfeited	(65,976)	10.22
Non-vested Stock Awards outstanding, June 30, 2017	2,179,216	13.50

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2016:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2016	616,505	$10.00
Issued	2,496,433	13.55
Vested	(121,078)	8.32
Forfeited	(59,494)	10.78
Non-vested Stock Awards outstanding, June 30, 2016	2,932,366	13.07

The fair value of the 870,133 shares that vested during the six months ended June 30, 2017 was $13.9 million. The fair value of the 121,078 shares that vested during the six months ended June 30, 2016 was $1.6 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. The Company did not grant any options during the six months ended June 30, 2017 and 2016. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $236 thousand and $526 thousand for the three and six months ended June 30, 2017, respectively, compared to $354 thousand and $771 thousand for the three and six months ended June 30, 2016, respectively.

A summary of option activity as of June 30, 2017 and changes during the six month period ended June 30, 2017 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2017	2,884,087	$9.59
Granted	—	—
Exercised	(943,640)	9.42
Forfeited	(11,878)	9.42
Expired	—	—
June 30, 2017	1,928,569	9.68

A summary of option activity as of June 30, 2016 and changes during the six month period ended June 30, 2016 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2016	3,422,241	$9.59
Granted	—	—
Exercised	(237,598)	9.78
Forfeited	(103,319)	9.86
Expired	—	—
June 30, 2016	3,081,324	9.57

The weighted average remaining contractual term was approximately 5.01 years and the aggregate intrinsic value was $10.3 million for options outstanding as of June 30, 2017. As of June 30, 2017, exercisable options totaled 1,480,881 with an average weighted exercise price of $9.49 per share, a weighted average remaining contractual term of approximately 4.46 years, and an aggregate intrinsic value of $8.2 million. The weighted average remaining contractual term was approximately 5.25 years and the aggregate intrinsic value was $9.7 million for options outstanding as of June 30, 2016. As of June 30, 2016, exercisable options totaled 2,262,141 with an average weighted exercise price of $9.45 per share, a weighted average remaining contractual term of approximately 4.53 years, and an aggregate intrinsic value of $7.4 million.

As of June 30, 2017, there was $1.3 million of total unrecognized compensation cost related to options and $25.4 million in unrecognized compensation cost related to non-vested stock awards granted. As of June 30, 2016, there was $2.5 million of total unrecognized compensation cost related to options and $36.0 million in unrecognized compensation cost related to non-vested stock awards granted. The average weighted lives for the option expense were 1.73 and 2.41 years as of June 30, 2017 and June 30, 2016, respectively. The average weighted lives for the stock award expense 2.05 and 4.75 years at June 30, 2017 and June 30, 2016, respectively.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

At June 30, 2017 and December 31, 2016, the Company had outstanding commitments to purchase or originate new loans or leases aggregating $35.8 million and $162.2 million, respectively, commitments to customers on available lines of credit of $487.3 million and $380.5 million, respectively, commitments to fund commercial construction and other advances of $161.4 million and $135.1 million, respectively, and standby letters of credit of $31.5 million and $22.8 million, respectively. Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. The Bank had a reserve for its unfunded commitments of $316 thousand and $234 thousand at June 30, 2017 and December 31, 2016, respectively.

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

NOTE 18 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued ASU 2017-09: Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The Board is issuing this update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. To date, the Company has not changed the terms or conditions of a share-based payment award. As a result, the Company does not anticipate an impact to the consolidated financial statements.

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

NOTE 19 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at June 30, 2017:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,540	$1,540
SBA servicing rights	—		807	807
Investment securities available for sale:
U.S. GSE and agency notes	—	3,990	—	3,990
Ginnie Mae guaranteed mortgage certificates	—	3,548	—	3,548
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	18,654	—	18,654
GSE mortgage-backed securities	—	340,647	—	340,647
Municipal bonds
General obligation municipal bonds	—	1,876	—	1,876
Corporate securities	—	19,956	—	19,956
Equity Securities	383	—	—	383
Money market funds	38,085	—	—	38,085
Mutual funds	35	—	—	35
Interest rate swap agreements	—	1,805	—	1,805
Total Assets	$38,503	$390,476	$2,347	$431,326
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,797	$—	$1,797
Total Liabilities	$—	$1,797	$—	$1,797

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2016:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,523	$1,523
SBA servicing rights	—	—	646	646
Investment securities available for sale:
U.S. GSE and agency notes	—	4,659	—	4,659
Ginnie Mae guaranteed mortgage securities	—	3,868	—	3,868
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	22,681	—	22,681
GSE mortgage-backed securities	—	376,534	—	376,534
Municipal bonds
General obligation municipal bonds	—	2,402	—	2,402
Corporate securities	—	19,457	—	19,457
Money market funds	21,742	—	—	21,742
Mutual funds	201	—	—	201
Interest rate swap agreements	—	1,899	—	1,899
Total Assets	$21,943	$431,500	$2,169	$455,612
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,852	$—	$1,852
Total Liabilities	$—	$1,852	$—	$1,852

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2017 and 2016.

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,523	$1,349
Additions	83	76
Payments	(114)	(103)
Increase (decrease) in fair value due to changes in valuation inputs or assumptions	48	(183)
Balance, June 30,	$1,540	$1,139

	For the Six Months Ended
	June 30, 2017	June 30, 2016
Level 3 Investments Only (Dollars in thousands)	SBA Servicing Rights	SBA Servicing Rights
Balance, January 1,	$646	$—
Additions	238	814
Payments	(69)	—
Decrease in fair value due to changes in valuation inputs or assumptions	(8)	—
Balance, June 30,	$807	$814

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

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2017	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$12,346	$—	$—	$12,346	$(3)
Other real estate owned	166	—	—	166	—

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2016	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$3,033	$—	$—	$3,033	$(49)
Other real estate owned	366	—	—	366	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At June 30, 2017		At December 31, 2016
(Dollars in thousands)	Fair Value Hierarchy Level	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	Level 1	$383,384	$383,384	$287,046	$287,046
Securities available for sale	See previous table	427,174	427,174	451,544	451,544
Securities held to maturity	Level 2	540,057	539,005	602,529	597,785
FHLB stock	Level 3	23,210	23,210	21,231	21,231
Loans and leases, net	Level 3	4,050,817	4,070,524	3,965,332	3,969,172
Loans held for sale	Level 2	565	588	1,975	2,009
Mortgage servicing rights	Level 3	1,540	1,540	1,523	1,523
SBA servicing rights	Level 3	807	807	646	646
Interest rate swaps	Level 2	1,805	1,805	1,899	1,899
Accrued interest receivable	Level 3	16,897	16,897	16,635	16,635

Liabilities:
Checking, Money Market & Savings	Level 1	3,327,437	3,327,437	3,283,674	3,283,674
Certificates of Deposit	Level 2	857,599	853,379	874,514	871,275
Borrowed funds	Level 2	540,432	528,830	490,423	476,953
Interest rate swaps and other contracts	Level 2	1,797	1,797	1,852	1,852
Accrued interest payable	Level 2	2,863	2,863	2,763	2,763

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2017 and December 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2017 and December 31, 2016 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 20 — SERVICING RIGHTS

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

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its mortgage servicing rights (“MSRs”). Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period. As of June 30, 2017 and June 30, 2016, the Company serviced $135.1 million and $141.5 million of residential mortgage loans, respectively. During the three and six months ended June 30, 2017, the Company recognized servicing fee income of $85 thousand and $172 thousand, respectively, compared to $89 thousand and $176 thousand during the three and six months ended June 30, 2016, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the six months ended June 30, 2017 and 2016:

	Residential
	Mortgage Servicing Rights
	For the Six months ended June 30,
Dollars in thousands	2017	2016

Balance, January 1,	$1,523	$1,349
Additions	83	76
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	48	(183)
Paydowns	(114)	(103)
Balance, June 30,	$1,540	$1,139

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2017, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 8.04%, a discount rate equal to 9.63% and an escrow earnings credit rate equal to 1.90%. At June 30, 2016, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 14.96%, a discount rate equal to 9.13% and an escrow earnings credit rate equal to 1.22%.

At June 30, 2017 and June 30, 2016, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	June 30, 2017	June 30, 2016

Fair value of residential mortgage servicing rights	$1,540	$1,139

Weighted average life (years)	8.0 years	5.1 years

Prepayment speed	8.04%	14.96%
Effect on fair value of a 20% increase	$(112)	$(111)
Effect on fair value of a 10% increase	(58)	(58)
Effect on fair value of a 10% decrease	63	65
Effect on fair value of a 20% decrease	132	139

Discount rate	9.63%	9.13%
Effect on fair value of a 20% increase	$(133)	$(70)
Effect on fair value of a 10% increase	(70)	(36)
Effect on fair value of a 10% decrease	76	38
Effect on fair value of a 20% decrease	160	79

Escrow earnings credit	1.90%	1.22%
Effect on fair value of a 20% increase	$46	$21
Effect on fair value of a 10% increase	23	11
Effect on fair value of a 10% decrease	(23)	(11)
Effect on fair value of a 20% decrease	(46)	(21)

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

SBA Loans

The Company has elected the fair value measurement method to value its SBA loan servicing rights. Under the fair value measurement method, the Company records its SBA loan servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period. As of June 30, 2017 and June 30, 2016, the Company serviced $49.0 million and $46.3 million of SBA loans, respectively. During the three and six months ended June 30, 2017, the Company recognized servicing fee income of $113 thousand and $233 thousand, respectively, compared to $90 thousand for both the three and six months ended June 30, 2016.

The following is an analysis of the activity in the Company’s SBA servicing rights for the six months ended June 30, 2017 and June 30, 2016:

	SBA Servicing Rights
	For the Six months Ended
Dollars in thousands	June 30, 2017	June 30, 2016

Balance, January 1, 2017	$646	$—
Additions	238	814
Decrease in fair value due to:
Changes in valuation input or assumptions	(8)	—
Paydowns	(69)	—
Balance, June 30, 2017	$807	$814

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At June 30, 2017, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.91%, a discount rate equal to 13.13% and servicing expenses per loan of $1 thousand. At June 30, 2016, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.83%, a discount rate equal to 12.62% and servicing expenses per loan of $1 thousand.

At June 30, 2017 and June 30, 2016, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	SBA Servicing Rights	SBA Servicing Rights
(Dollars in thousands)	June 30, 2017	June 30, 2016
Fair value of SBA servicing rights	$807	$814

Weighted average life (years)	5.6 years	5.5 years

Prepayment speed	8.91%	8.83%
Effect on fair value of a 20% increase	$(47)	$(46)
Effect on fair value of a 10% increase	(24)	(24)
Effect on fair value of a 10% decrease	26	25
Effect on fair value of a 20% decrease	53	52

Discount rate	13.13%	12.62%
Effect on fair value of a 20% increase	$(65)	$(63)
Effect on fair value of a 10% increase	(34)	(33)
Effect on fair value of a 10% decrease	37	36
Effect on fair value of a 20% decrease	78	75

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

NOTE 21 — DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2017, the Company had 28 interest rate swaps with an aggregate notional amount of $144.8 million related to this program, including 20 interest rate swaps with an aggregate notional value of $71.3 million resulting from the acquisition of Conestoga Bank.  During the three and six months ended June 30, 2017, the Company recognized a net loss of $33 thousand and $41 thousand, respectively, compared to a net loss of $6 thousand and $17 thousand for the same periods in 2016 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The Company has entered into risk participation agreements with a notional value of $9.9 million and a fair value of $7 thousand as of June 30, 2017. During the three months ended June 30, 2017, the Company did not recognize a gain or loss related to the risk participation agreements. During the six months ended June 30, 2017, the Company recognized a net gain of $2 thousand, compared to a net gain of $5 thousand and $28 thousand recognized during the three and six months ended June 30, 2016, respectively, related to the risk participation agreements that are included as a component of services charges and other noninterest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2017 and December 31, 2016:

	Asset derivatives		Liability derivatives
As of June 30, 2017 (Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$72,416	$1,805	$72,416	$1,790
Risk participation agreements	—	—	9,948	7
Total derivatives	$72,416	$1,805	$82,364	$1,797

(1)                                 Included in other assets in our Consolidated Statements of Financial Condition.

(2)                                 Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2016 (dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$71,844	$1,899	$71,844	$1,843
Risk participation agreements	—	—	10,062	9
Total derivatives	$71,844	$1,899	$81,906	$1,852

(1)                                 Included in other assets in our Consolidated Statements of Financial Condition.

(2)                                 Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of June 30, 2017

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets (1)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$1,858	$—	$1,858	$—	$138	$1,720

Offsetting of Derivative Liabilities

As of June 30, 2017

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$1,849	$—	$1,849	$—	$988	$861

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

As of June 30, 2017, the termination value of the interest rate swaps and risk participation agreements in a liability position was $1.8 million.  The Company has minimum collateral posting thresholds with its counterparty. At June 30, 2017, the Company had $988 thousand of securities pledged as collateral on interest rate swaps. Additionally, a counterparty posted collateral on interest rate swaps in the amount of $138 thousand at June 30, 2017.  If the Company had breached any of these provisions at June 30, 2017 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at June 30, 2017.

NOTE 22 — MERGER AND RESTRUCTURING CHARGES

In connection with the closing of the acquisition of Conestoga Bank during the second quarter of 2016, the Company announced the implementation of an expense management reduction program following a comprehensive review of the Company’s and Bank’s operating cost structure.  Under the expense management reduction program, the Bank reduced salary and benefits expense.  Employees whose positions were eliminated as a result of the reduction in force received severance packages, which included outplacement services.  These charges are included in merger and restructuring charges, a component of non-interest expense, within the unaudited condensed consolidated statements of operations. During the six months ended June 30, 2017, the Company did not accrue any additional merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s cost reduction plan.  A schedule of the current merger and restructuring accrual is summarized below as of June 30, 2017:

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2016	$545	$1,458	$2,003
Accrued during the six months	—	—	—
Paid during the six months	(283)	(996)	(1,279)
Accrued at June 30, 2017	$262	$462	$724

NOTE 23 — SUBSEQUENT EVENTS

On July 21, 2017, the Company announced a cash dividend of 6 cents per share, payable on or after August 11, 2017, to common shareholders of record at the close of business on August 1, 2017.

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

Our primary source of revenue is net interest income. Net interest income, which comprised 85.1% of our revenue for the six months ended June 30, 2017, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

Our business results during 2017 were favorably impacted by the acquisition and integration of Conestoga Bank during the second quarter of 2016 which increased total loans by $518.6 million and total deposits by $588.4 million. The results of Conestoga Bank’s operations have been included in the Company’s financial statements beginning on April 15, 2016, the date of the consummation of the acquisition.  Additionally, strong net organic loan growth coupled with the Conestoga Bank acquisition resulted in average interest earning assets increasing $610.8 million to $5.4 billion for the six months ended June 30, 2017 from $4.8 billion for the same period one year ago.  This growth in average earning assets drove higher levels of net interest income and profitability.  Overall economic activity slowed in our markets during the quarter which reduced loan demand.  Our overall loan portfolio grew at a 4.2% annualized growth rate during the first six months of 2017.  However, our investments in our commercial lending team over the past few years drove strong organic commercial lending growth (11.2% annualized growth) in the first half of the year. We remain focused on growing our commercial loan portfolio and leveraging our infrastructure to drive improved financial performance.

We recorded net income for the three and six months ended June 30, 2017 of $9.5 million and $17.8 million, respectively, compared to net income of $2.7 million and $7.8 million, respectively, for the three and six months ended June 30, 2016.

Net interest income increased $11.5 million, or 16.2%, to $82.5 million for the six months ended June 30, 2017, compared to $71.0 million for the same period in 2016, primarily due to the Conestoga acquisition and organic growth in our loan portfolio.

Net interest margin totaled 3.07% and 3.06% for the quarter and six months ended June 30, 2017, compared to 3.08% and 2.96% for the same periods in 2016, respectively.  Net interest margin year over year has benefited from organic loan growth, the impact of the Conestoga acquisition, and continued improvement in the mix of our balance sheet.

During the six months ended June 30, 2017, our loan portfolio increased $84.2 million, representing 4.2% annualized loan growth, due primarily to 11.2% growth in our commercial loan portfolio.

Our allowance for loan losses totaled $43.4 million, or 1.06% of total loans, as of June 30, 2017, compared to $43.1 million, or 1.06% of total loans, as of March 31, 2017, and $43.3 million, or 1.08% of total loans, as of December 31, 2016.

During the six months ended June 30, 2017, the effective tax rate was lowered as a result of a $1.8 million excess tax benefit related to the exercise of stock options and the vesting of stock awards in accordance with the revised standards associated with accounting for stock based compensation.  Management anticipates that the effective tax rate for the remainder of 2017 will likely remain closer to the 35.0% statutory tax rate.

The Company purchased 503,600 shares under its previously announced stock repurchase plan during the six months ended June 30, 2017. We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Following the second-step conversion, our capital levels increased and have remained strong with tangible capital to tangible assets totaling 15.17% at June 30, 2017, compared to 15.10% at December 31, 2016. The decrease in this ratio can be attributed share repurchases and cash dividends.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.3 million to $8.7 million for the six months ended June 30, 2017. We also have approximately $37.6 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $3.8 million. In recent periods, we experienced improvement in our asset quality metrics including delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. As of June 30, 2017 and December 31, 2016, the balance of goodwill was $169.0 million and $169.1 million, respectively.

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

During the six months ended June 30, 2017, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of June 30, 2017, we had net deferred tax assets totaling $43.8 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of June 30, 2017. Our net deferred tax asset of $43.8 million was determined based on the current enacted federal tax rate of 35%.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total assets increased $90.4 million, or 1.6%, to $5.83 billion at June 30, 2017, compared to $5.74 billion at December 31, 2016.  The increase in total assets was primarily due to an increase in cash and cash equivalents and loan growth, partially offset by a decline in investment securities.

Cash and cash equivalents increased $96.4 million to $383.4 million at June 30, 2017, from $287.0 million at December 31, 2016.  The increase in cash and cash equivalents was primarily driven by growth in deposits and an increase in borrowed funds to meet projected future liquidity needs and secure lower funding rates.

Investments decreased $84.9 million, or 7.9%, to $990.4 million at June 30, 2017, compared to $1.08 billion at December 31, 2016, as we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in investments and growing our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans increased $84.2 million, or 4.2% annualized growth, to $4.09 billion at June 30, 2017 from $4.01 billion at December 31, 2016.  The increase in loans was primarily due to organic growth of 11.2% in our commercial loan portfolio offset by a $58.7 million decrease in our consumer loan portfolio due primarily to a decrease in indirect auto loans.  As previously disclosed, the Bank decided to exit the indirect auto lending business in the first quarter of 2017.

Deposits increased $26.8 million, or 1.3% annualized growth, to $4.19 billion at June 30, 2017, from $4.16 billion at December 31, 2016.  Deposit growth was primarily achieved through organic core deposit growth of $42.6 million in savings accounts.

Borrowings increased $50.0 million to $540.4 million at June 30, 2017, and are being used as a low cost funding source to replace higher cost brokered CDs and fund organic loan growth.

Stockholders’ equity increased $16.4 million, or 1.6%, to $1.03 billion at June 30, 2017, from $1.01 billion at December 31, 2016.  The increase in stockholders’ equity was primarily due to net income of $17.8 million as well as the issuance of 943,640 shares from the exercise of stock options resulting in an increase in additional paid in capital, partially offset by the declaration of cash dividends and stock repurchases during the first half of 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016

General — For the three months ended June 30, 2017, net income was $9.5 million, or $0.13 per diluted share, compared to $2.7 million, or $0.04 per diluted share, for the three months ended June 30, 2016. Net income for the three months ended June 30, 2016 included $8.6 million of merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s cost reduction plan.

Net Interest Income — For the three months ended June 30, 2017, net interest income was $41.8 million, an increase of $3.0 million, or 7.7%, from the three months ended June 30, 2016. The increase in net interest income was primarily due to improvement in our balance sheet mix and related interest earning assets with growth occurring in our higher yielding loan portfolio with a reduction in investments.  The net interest margin totaled 3.07% for the three months ended June 30, 2017 as compared to 3.08% for the same period in 2016. During the quarter ended June 30, 2017, the net interest margin was negatively impacted 9 basis points by higher cash levels as we have established excess liquidity to secure lower funding costs to meet our future projected liquidity needs.  We expect cash levels to decrease during the remainder of the year as we fund future loan growth.

Provision for Loan Losses — As a result of loan growth and charge-offs during the quarter, we recorded a $750 thousand provision for loan losses during the three months ended June 30, 2017 compared to no provision for loan losses during the three months ended June 30, 2016.  Net charge-offs for the three months ended June 30, 2017 totaled $494 thousand, or 5 basis points annualized of average loans, compared to net charge-offs of $714 thousand, or 8 basis points annualized of average loans, in the same period in the prior year.

Non-accruing loans, excluding government guaranteed student loans, increased $9.1 million to $21.0 million at June 30, 2017 compared to $12.1 million at December 31, 2016.  Our ratio of non-performing assets to total assets, excluding government guaranteed student loans, increased to 0.37% at June 30, 2017 compared to 0.22% at December 31, 2016.  The increase in non-accruing loans can primarily be attributed to the downgrade to doubtful and change to non-accrual of a $9.5 million shared national credit during the first quarter of 2017.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of June 30, 2017.

At June 30, 2017, the Bank’s allowance for loan losses totaled $43.4 million, or 1.06% of total loans, compared to $43.3 million, or 1.08% of total loans, at December 31, 2016.

Non-interest Income — For the three months ended June 30, 2017, non-interest income totaled $7.4 million, an increase of $1.4 million, or 23.3%, from the three months ended June 30, 2016.  The increase was primarily due to a $620 thousand increase in income from bank-owned life insurance, a $360 thousand net gain on the sale of $4.0 million of SBA loans recorded during the three months ended June 30, 2017, a $156 thousand increase in interchange fee income, and a $154 thousand increase in limited partnership earnings.

Non-interest Expense — For the three months ended June 30, 2017, non-interest expense totaled $34.2 million, a decrease of $5.8 million, or 14.6%, from the three months ended June 30, 2016.  The decrease in non-interest expense was primarily due to $8.6 million of merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s April 2016 expense management reduction program recorded during the three months ended June 30, 2016.  This decrease to non-interest expense was partially offset by an increase in salaries and employee benefits of $2.0 million due primarily due to increased costs of $1.6 million associated with equity awards granted under the 2016 Omnibus Incentive Plan as well as annual merit increases.

Income Taxes — For the three months ended June 30, 2017, we recorded a provision for income taxes of $4.7 million, reflecting an effective tax rate of 33.3%, compared to a provision for income taxes of $2.0 million, reflecting an effective tax rate of 42.0% for the three months ended June 30, 2016. The 2017 effective tax rate was primarily lowered by the impact of excess tax benefits recorded to income tax expense in 2017 associated with stock based compensation.  Management anticipates that the effective tax rate for the remainder of 2017 will likely remain closer to the 35.0% statutory tax rate.

The following table summarizes average balances and average yields and costs for the three months ended June 30, 2017 and June 30, 2016.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended June 30,			Three Months Ended June 30,
	2017			2016
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$342,350	$897	1.05%	$125,509	$162	0.51%
Stock	23,211	270	4.66%	14,405	162	4.45%
Other Investment securities	986,024	5,164	2.09%	1,238,719	6,328	2.04%
Total Investment securities	1,351,585	6,331	1.88%	1,378,633	6,652	1.93%
Loans and leases:
Real estate loans
Residential	894,754	8,986	4.02%	788,063	8,052	4.09%
Non-residential	1,681,138	17,271	4.08%	1,450,685	14,685	4.02%
Total real estate	2,575,892	26,257	4.06%	2,238,748	22,737	4.05%
Business loans	425,670	4,838	4.51%	319,532	3,800	4.71%
Shared National Credits	197,919	1,244	2.49%	220,128	1,520	2.73%
Small Business loans	100,850	1,301	5.11%	98,959	1,197	4.80%
Small Business leases	136,882	1,947	5.69%	107,787	1,611	5.98%
Total Business & Small Business loans and leases	861,321	9,330	4.30%	746,406	8,128	4.32%
Total Business loans and leases	2,542,459	26,601	4.15%	2,197,091	22,813	4.12%
Personal loans	628,310	6,624	4.23%	653,683	6,878	4.23%
Total loans and leases, net of discount	4,065,523	42,211	4.14%	3,638,837	37,743	4.14%
Total interest earning assets	5,417,108	$48,542	3.57%	5,017,470	$44,395	3.53%
Non-interest earning assets	400,742			415,455
Total assets	$5,817,850			$5,432,925
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,306,201	$1,112	0.34%	$1,233,829	$1,042	0.34%
Money market accounts	443,858	379	0.34%	492,471	461	0.38%
Demand deposits	913,309	550	0.24%	854,054	503	0.24%
Demand deposits - Municipals	122,547	67	0.22%	129,905	53	0.17%
Certificates of deposit	861,355	2,310	1.08%	801,634	1,886	0.95%
Total interest-bearing deposits	3,647,270	4,418	0.49%	3,511,893	3,945	0.45%
Borrowings	540,429	2,367	1.73%	306,221	1,674	2.20%
Total interest-bearing liabilities	4,187,699	6,785	0.65%	3,818,114	5,619	0.59%
Non-interest-bearing deposits	530,046			498,311
Other non-interest-bearing liabilities	71,039			92,627
Total liabilities	4,788,784			4,409,052
Total stockholders’ equity	1,029,066			1,023,873
Total liabilities and stockholders’ equity	$5,817,850			$5,432,925
Net interest income		$41,757			$38,776
Interest rate spread			2.92%			2.94%
Net interest margin			3.07%			3.08%
Average interest-earning assets to average interest-bearing liabilities			129.36%			131.41%

Comparison of Operating Results for the Six Months Ended June 30, 2017 and June 30, 2016

General — For the six months ended June 30, 2017, net income was $17.8 million, or $0.24 per diluted share, compared to net income of $7.8 million, or $0.10 per diluted share, for the six months ended June 30, 2016. Net income for the six months ended June 30, 2016 included $9.5 million of merger and restructuring charges related to the acquisition of Conestoga Bank.

Net Interest Income — For the six months ended June 30, 2017, Beneficial reported net interest income of $82.5 million, an increase of $11.5 million, or 16.2%, from the six months ended June 30, 2016. The increase in net interest income was primarily due to the acquisition of Conestoga Bank during the second quarter of 2016 and strong organic loan growth.  Our net interest margin increased to 3.06% for the six months ended June 30, 2017, from 2.96% for the same period in 2016.

Provision for Loan Losses — As a result of organic loan growth and net charge-offs recorded during the period, we recorded a $1.4 million provision for loan losses for the six months ended June 30, 2017 compared to no provision for loan losses for the six months ended June 30, 2016.

At June 30, 2017, the Bank’s allowance for loan losses totaled $43.4 million, or 1.06% of total loans, compared to $43.3 million, or 1.08% of total loans, at December 31, 2016.

Non-interest Income — For the six months ended June 30, 2017, non-interest income totaled $14.5 million, an increase of $3.1 million, or 27.5%, from the six months ended June 30, 2016.  The increase was primarily due to a $1.0 million net gain on the sale of $11.3 million of SBA loans recorded during the six months ended June 30, 2017, a $458 thousand increase in income from bank-owned life insurance, a $449 thousand increase in interchange fee income, and a $403 thousand increase in limited partnership earnings.

Non-interest Expense — For the six months ended June 30, 2017, non-interest expense totaled $69.6 million, a decrease of $806 thousand, or 1.1%, from the six months ended June 30, 2016. The decrease in non-interest expense was primarily due to $9.5 million of merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s April 2016 expense management reduction program recorded during the six month ended June 30, 2016.  This decrease to non-interest expense was partially offset by an increase in salaries and employee benefits of $5.0 million due primarily to increased costs of $3.4 million associated with equity awards granted under the 2016 Omnibus Incentive Plan as well as annual merit increases. The decrease in non-interest expense during the six months ended June 30, 2017 was also offset by a $528 thousand increase in occupancy expense related to the acquisition of Conestoga Bank and a $339 thousand increase in marketing expense.

Income Taxes — For the six months ended June 30, 2017, we recorded a provision for income taxes of $8.2 million, reflecting an effective tax rate of 31.6%, compared to a provision for income taxes of $4.2 million, reflecting an effective tax rate of 35.2%, for the six months ended June 30, 2016.  The 2017 effective tax rate was primarily lowered by the impact of excess tax benefits recorded to income tax expense in 2017 associated with stock based compensation.  Management believes the effective tax rate for the remainder of 2017 will likely remain closer to the 35.0% statutory tax rate.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2017 and June 30, 2016. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Six Months Ended June 30,			Six Months Ended June 30,
	2017			2016
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment Securities:
Overnight Investments	$302,202	$1,426	0.95%	$165,446	$421	0.50%
Stock	22,880	528	4.66%	11,707	262	4.42%
Other Investment securities	1,004,187	10,285	2.05%	1,265,361	12,913	2.04%
Total Investment securities	1,329,269	12,239	1.84%	1,442,514	13,596	1.88%
Loans:
Real estate loans
Residential	894,672	17,688	3.95%	764,500	15,687	4.10%
Non-residential	1,662,032	33,914	4.07%	1,291,323	25,461	3.92%
Total real estate	2,556,704	51,602	4.03%	2,055,823	41,148	3.99%
Business loans	422,791	9,556	4.50%	281,669	6,340	4.46%
Shared National Credits	200,768	2,649	2.63%	218,004	3,046	2.76%
Small Business loans	102,569	2,611	5.07%	89,907	2,183	4.82%
Small Business leases	137,526	3,867	5.62%	53,909	1,611	5.98%
Total Business & Small Business loans	863,654	18,683	4.31%	643,489	13,180	4.06%
Total Business loans	2,525,686	52,597	4.15%	1,934,812	38,641	3.96%
Personal loans	643,986	13,413	4.20%	641,020	13,405	4.21%
Total loans, net of discount	4,064,344	83,698	4.12%	3,340,332	67,733	4.04%
Total interest earning assets	5,393,613	$95,937	3.56%	4,782,846	$81,329	3.39%
Non-interest earning assets	404,017			386,739
Total assets	$5,797,630			$5,169,585
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,298,347	$2,193	0.34%	$1,200,586	$2,028	0.34%
Money market accounts	446,136	759	0.34%	460,104	797	0.35%
Demand deposits	915,150	1,092	0.24%	814,445	933	0.23%
Demand deposits - Municipals	125,489	127	0.20%	129,425	89	0.14%
Certificates of deposit	865,830	4,497	1.05%	724,314	3,515	0.98%
Total interest-bearing deposits	3,650,952	8,668	0.48%	3,328,874	7,362	0.44%
Borrowings	531,891	4,737	1.77%	255,123	2,952	2.33%
Total interest-bearing liabilities	4,182,843	13,405	0.65%	3,583,997	10,314	0.58%
Non-interest-bearing deposits	518,137			451,177
Other non-interest-bearing liabilities	73,066			79,144
Total liabilities	4,774,046			4,114,318
Total stockholders’ equity	1,023,584			1,055,267
Total liabilities and stockholders’ equity	$5,797,630			$5,169,585
Net interest income		$82,532			$71,015
Interest rate spread			2.91%			2.81%
Net interest margin			3.06%			2.96%
Average interest-earning assets to average interest-bearing liabilities			128.95%			133.45%

Asset Quality

Non-performing assets increased $9.9 million to $37.6 million at June 30, 2017, from $27.7 million at December 31, 2016. The ratio of non-performing assets to total assets increased to 0.64% at June 30, 2017, from 0.48% at December 31, 2016.   The increase in non-performing assets was primarily attributed to the downgrade to doubtful and change to non-accrual of a $9.5 million shared national credit during the six months ended June 30, 2017.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of June 30, 2017.

ASSET QUALITY INDICATORS

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2017	2017	2016	2016

Non-performing assets:
Non-accruing loans	$21,164	$23,930	$12,069	$14,500
Accruing loans past due 90 days or more	16,111	16,805	14,843	20,138
Total non-performing loans	$37,275	$40,735	26,912	$34,638

Real estate owned	300	346	821	1,999

Total non-performing assets	37,575	41,081	$27,733	$36,637

Non-performing loans to total loans and leases	0.91%	1.00%	0.67%	0.91%
Non-performing assets to total assets	0.64%	0.70%	0.48%	0.66%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.37%	0.41%	0.22%	0.30%
ALLL to total loans and leases	1.06%	1.06%	1.08%	1.17%
ALLL to non-performing loans	116.30%	105.79%	160.75%	128.53%
ALLL to non-performing loans, excluding government guaranteed student loans	204.83%	180.09%	358.45%	307.03%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $16.1 million and $14.8 million in government guaranteed student loans as of June 30, 2017 and December 31, 2016, respectively.  The increase in non-accruing loans can be attributed to the downgrade to doubtful and change to non-accrual of a $9.5 million shared national credit during the six months ended June 30, 2017.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of June 30, 2017.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, and as a result, no specific valuation allowance was maintained at June 30, 2017 or December 31, 2016 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2017			December 31, 2016
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$2,582,889	$38,977	1.51%	$2,446,487	$37,433	1.53%
Residential	900,948	1,477	0.16%	894,474	1,493	0.17%
Consumer	610,895	2,896	0.47%	669,607	4,335	0.65%
Total	$4,094,732	$43,350	1.06%	$4,010,568	$43,261	1.08%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of June 30, 2017, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $16.1 million and $14.8 million in government guaranteed student loans that were greater than 90 days delinquent and accruing at June 30, 2017 and December 31, 2016, respectively.

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

Commercial Loan Portfolio. The allowance for the commercial portfolio totaled $39.0 million at June 30, 2017 compared to $37.4 million at December 31, 2016.  The increase in the allowance was the result of organic growth particularly in our commercial real estate portfolio. The allowance for loan losses related to the commercial portfolio was 1.5% of commercial loans at both June 30, 2017 and December 31, 2016.  We continue to experience low levels of delinquencies, commercial criticized and classified loans, and charge-offs. During the six months ended June 30, 2017, a $9.5 million shared national credit was downgraded to doubtful and changed to non-accrual.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of June 30, 2017. We believe the commercial reserves are adequate at June 30, 2017.

Residential Loans. The allowance for the residential loan portfolio was $1.5 million, or 0.16% of residential loans at June 30, 2017 compared to $1.5 million, or 0.17%, at December 31, 2016. We continue to experience consistently low levels of net charge-offs with this portfolio with 0.03% and 0.07% annualized losses during the six months ended June 30, 2017 and 2016, respectively.  We believe the balance of residential reserves is appropriate given the continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $2.9 million, or 0.47% of consumer loans, at June 30, 2017 compared to $4.3 million, or 0.65% of consumer loans, at December 31, 2016. The decrease in the allowance for loan losses within this portfolio is primarily due to continued low levels of net charge-offs and a decrease in consumer delinquencies during the six months ended June 30, 2017. For the six months ended June 30, 2017, net charge-offs totaled $345 thousand compared to $787 thousand for the six months ended June 30, 2016. In addition, excluding government guaranteed student loans, total consumer delinquencies decreased $2.9 million, or 39.5%, to $4.4 million at June 30, 2017 from $7.3 million at December 31, 2016.  We believe the balance of consumer reserves is appropriate given continued low levels of charges offs and delinquencies.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $383.4 million, including overnight investments of $333.3 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $427.2 million at June 30, 2017. At June 30, 2017, we had $515.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.31 billion at June 30, 2017, compared to $3.27 billion at December 31, 2016. In addition, we use brokered certificates of deposit as a funding source of our asset base.  The Company primarily relies on its retail and commercial deposit base to fund the balance sheet.  Retail and commercial deposits are a typically a lower cost and more stable funding source than brokered deposits.  The Company also utilizes brokered certificates of deposit to fund a portion of the balance sheet subject to policy limits approved by the Company’s Board of Directors.  As of June 30, 2017 and December 31, 2016, the Company had $289.8

million, or 5.0% of total assets, and $285.8 million, or 5.0% of total assets, of brokered certificates of deposit, respectively.  For the three and six months ended June 30, 2017, the cost of brokered certificates of deposit totaled 1.57% and 1.56%, respectively.

The Company utilizes different terms for the brokered certificates of deposit to minimize the refinancing risk that exists in any given year.  The Company has structured its brokered certificates of deposit to mature over a five year period.  The following table summarizes the outstanding balance of brokered certificates of deposit by calendar year of maturity for the period presented:

(Dollars in thousands)	June 30, 2017
Amounts mature in:
2017	$28,755
2018	66,077
2019	45,000
2020	99,965
2021	50,000
Total	$289,797

The Company may be restricted in its ability to accept, renew or roll over brokered deposits, depending on its capital classification. Only “well-capitalized” banks are permitted to accept, renew or roll over brokered deposits. The FDIC may, on a case-by-case basis, permit banks that are adequately capitalized to accept brokered deposits if the FDIC determines that acceptance of such deposits would not constitute an unsafe or unsound banking practice with respect to the bank. Undercapitalized banks generally may not accept, renew or roll over brokered deposits.  Should the Bank be restricted from the brokered deposit market, we could replace these deposits with a diversified base of wholesale funding sources. These uncommitted sources may include fed funds purchased from other banks, securities sold under agreements to repurchase, and FHLB advances.

As of June 30, 2017 and December 31, 2016, aggregate wholesale funding totaled $793.9 million and $743.6 million, respectively. In addition, at June 30, 2017, we had arrangements to borrow up to $2.1 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On June 30, 2017, we had $515.0 million of advances outstanding and $20.0 million of future dated advances outstanding with the FHLB of Pittsburgh that will fund in the first quarter of 2018.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2017, the Bank had $716.0 million in loan commitments outstanding, which consisted of $22.3 million, $5.6 million, and $7.9 million in commercial loan, consumer loan, and small business commercial lease new funding commitments, respectively, $487.3 million in commercial and consumer unused lines of credit, $161.4 million of commitments to fund commercial construction and other advances, and $31.5 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2017 totaled $483.0 million, or 56.3% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2017.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at June 30, 2017:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed funds	$540,432	$20,000	$275,000	$220,000	$25,432
Commitments to fund new loans	35,814	35,814	—	—	—
Commitments to fund commercial construction and other advances	161,397	7,233	41,844	59,490	52,830
Unused lines of credit	487,253	158,017	139,712	48,029	141,495
Standby letters of credit	31,508	10,135	20,231	110	1,032
Operating lease obligations	56,966	6,319	12,130	10,682	27,835
Total	$1,313,370	$237,518	$488,917	$338,311	$248,624

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. On July 20, 2017, the Company declared a cash dividend of 6 cents per share, payable on or after August 11, 2017 to common shareholders of record at the close of business on August 1, 2017.  The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. In 2016, the Company approved a share repurchase program of up to 10% of its outstanding common stock or 7,770,978 shares.  In 2016, the Company purchased 1,622,100 shares under this program. The Company repurchased 503,600 shares during the six months ended June 30, 2017.  At June 30, 2017, the Company (stand-alone) had liquid assets of $72.6 million.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2017, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of June 30, 2017, approximately 95.1% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at June 30, 2017 approximately 2.4% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 2.5% of the investment portfolio was not rated. Securities not rated consist of private placement municipal bonds, equities, FHLB stock and mutual funds.

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

During the quarter ended March 31, 2017, the Bank entered into one future borrowing arrangements with the FHLB of Pittsburgh to borrow $20.0 million at a fixed interest rate during the period from January 2018 through January 2022 to replace existing borrowings that will mature during this period, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended June 30, 2017.

For the six months ended June 30, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at June 30, 2017.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2017:

Basis point change in rates
(Dollars in thousands)	-200	Base Forecast	+200
Net Interest Income at Risk:
Net Interest Income	$152,518	$165,309	$172,121
% change	(7.74)%		4.12%

Economic Value at Risk:
Equity	$1,067,352	$1,174,446	$1,164,608
% change	(9.12)%		(0.84)%

As of June 30, 2017, based on the scenarios above, net interest income at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our June 30, 2017 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2017.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30	—		—	—	6,148,878
May 1-31	347,400		$14.65	347,400	5,801,478
June 1-30	410,348	(2)	$15.39	156,200	5,645,278

(1)         On July 21, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 7,770,978 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

(2)         Includes 254,148 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2016 Omnibus Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: July 27, 2017	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: July 27, 2017	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and Chief Financial Officer
(principal financial officer)