Form 10-Q
period 2017-09-30
Beneficial Bancorp Inc.
filed 2017-10-26
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”.  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

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

As of October 26, 2017, there were 75,763,917 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$46,027	$45,791
Overnight investments	430,989	241,255
Total cash and cash equivalents	477,016	287,046

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $366,084 and $449,655 at September 30, 2017 and December 31, 2016, respectively)	369,210	451,544
Held-to-maturity (estimated fair value of $557,892 and $597,785 at September 30, 2017 and December 31, 2016, respectively)	558,659	602,529
Federal Home Loan Bank stock, at cost	23,210	21,231
Total investment securities	951,079	1,075,304

LOANS AND LEASES:	4,032,521	4,010,568
Allowance for loan and lease losses	(43,270)	(43,261)
Net loans and leases	3,989,251	3,967,307

ACCRUED INTEREST RECEIVABLE	16,883	16,635

BANK PREMISES AND EQUIPMENT, Net	71,745	75,444

OTHER ASSETS:
Goodwill	169,002	169,125
Bank owned life insurance	79,976	80,664
Other intangibles	3,096	4,446
Other assets	59,571	62,622
Total other assets	311,645	316,857
TOTAL ASSETS	$5,817,619	$5,738,593

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$527,545	$518,294
Interest-bearing deposits	3,643,373	3,639,894
Total deposits	4,170,918	4,158,188

Borrowed funds	540,436	490,423
Other liabilities	67,927	76,226
Total liabilities	4,779,281	4,724,837

COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 84,399,860 and 83,383,917 issued and 75,725,817 and 75,637,684 outstanding, as of September 30, 2017 and December 31, 2016, respectively	844	834
Additional paid-in capital	794,253	772,925
Unearned common stock held by employee savings and stock ownership plan	(27,695)	(29,546)
Retained earnings (partially restricted)	413,210	399,620
Accumulated other comprehensive loss	(23,777)	(25,833)
Treasury Stock at cost, 8,674,043 shares and 7,746,233 shares at September 30, 2017 and December 31, 2016, respectively	(118,497)	(104,244)
Total stockholders’ equity	1,038,338	1,013,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,817,619	$5,738,593

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
INTEREST INCOME:
Interest and fees on loans and leases	$42,969	$39,645	$126,667	$107,378
Interest on overnight investments	1,239	167	2,666	588
Interest and dividends on investment securities:
Taxable	5,220	5,900	15,991	18,425
Tax-exempt	18	325	58	975
Total interest income	49,446	46,037	145,382	127,366

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	625	588	1,844	1,610
Money market and savings deposits	1,516	1,456	4,467	4,281
Time deposits	2,519	1,996	7,017	5,511
Total	4,660	4,040	13,328	11,402
Interest on borrowed funds	2,400	1,988	7,138	4,940
Total interest expense	7,060	6,028	20,466	16,342
Net interest income	42,386	40,009	124,916	111,024
Provision for loan and lease losses	750	—	2,100	—
Net interest income after provision for loan and lease losses	41,636	40,009	122,816	111,024

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,798	1,664	5,516	5,194
Service charges and other income	4,891	4,620	14,342	12,387
Mortgage banking and SBA income	424	140	1,748	213
Net (loss) gain on sale of investment securities	(1)	1,822	(7)	1,814
Total non-interest income	7,112	8,246	21,599	19,608

NON-INTEREST EXPENSE:
Salaries and employee benefits	18,285	17,644	55,670	50,038
Occupancy expense	2,474	2,489	7,746	7,233
Depreciation, amortization and maintenance	2,368	2,577	7,183	7,466
Marketing expense	1,018	1,032	3,160	2,833
Intangible amortization expense	212	580	1,350	1,611
FDIC Insurance	441	669	1,312	1,847
Merger and restructuring charges	—	(694)	—	8,765
Professional fees	1,026	1,366	3,237	3,781
Classified loan and other real estate owned related expense	420	311	950	776
Other	7,594	7,288	22,810	19,298
Total non-interest expense	33,838	33,262	103,418	103,648

Income before income taxes	14,910	14,993	40,997	26,984
Income tax expense	5,482	4,917	13,729	9,137
NET INCOME	$9,428	$10,076	$27,268	$17,847

EARNINGS PER SHARE — Basic*	$0.13	$0.14	$0.37	$0.25
EARNINGS PER SHARE — Diluted*	$0.13	$0.14	$0.37	$0.24
DIVIDENDS DECLARED PER SHARE	$0.06	$0.06	$0.18	$0.06
Average common shares outstanding — Basic	70,781,924	70,593,701	70,487,219	72,643,659
Average common shares outstanding — Diluted	71,294,232	71,725,229	71,093,015	73,577,326

*Net earnings per share for both common shares and participating securities.

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016

Net Income	$27,268	$17,847
Other comprehensive income, net of tax:
Securities available for sale and transferred securities:

Unrealized holding gains on available for sale securities arising during the period (net of deferred tax of $447 and $2,223 for the nine months ended September 30, 2017 and 2016, respectively)	783	3,857

Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $216 and $220 for the nine months ended September 30, 2017 and 2016, respectively)	378	382

Reclassification adjustment for net losses on available for sale securities included in net income (net of tax of $3 and $4 for the nine months ended September 30, 2017 and 2016, respectively)	4	6

Defined benefit pension plans:

Pension gains, other postretirement and postemployment benefit plan adjustments (net of tax of $644 and $653 for the nine months ended September 30, 2017 and 2016, respectively)	891	874
Total other comprehensive income	2,056	5,119
Comprehensive income	$29,324	$22,966

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2017	83,383,917	$834	$772,925	$(29,546)	$399,620	$(104,244)	$(25,833)	$1,013,756
Net Income					27,268			27,268
Dividends declared ($0.18 per share)					(13,178)			(13,178)
KSOP shares committed to be released			1,297	1,851				3,148
Stock option expense			745					745
Restricted stock expense			10,516					10,516
Effect of change in accounting principle adoption of ASU 2016-09 stock based compensation					(500)			(500)
Stock options exercised	1,015,943	10	9,644					9,654
Purchase of treasury stock including shares withheld to cover tax liabilities						(15,127)		(15,127)
Omnibus Equity Plan shares granted from treasury stock, net			(874)			874		—
Net unrealized gains on AFS securities arising during the period (net of deferred tax of $447)							783	783
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of deferred tax of $216)							378	378
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $3)							4	4
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $644)							891	891
BALANCE, SEPTEMBER 30, 2017	84,399,860	$844	$794,253	$(27,695)	$413,210	$(118,497)	$(23,777)	$1,038,338

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES:
Net income	$27,268	$17,847
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	2,100	—
Depreciation and amortization	4,628	4,836
Intangible amortization	1,350	1,611
Net loss (gain) on sale of investments	7	(1,814)
Accretion of discount on investments	(155)	(235)
Amortization of premium on investments	3,055	4,290
Accretion of acquired loan and lease marks	1,461	704
Gain on sale of loans	(1,622)	(176)
Net loss from disposition of premises and equipment	90	724
Proceeds from sale of fixed assets held for sale	—	213
Other real estate impairment	146	—
Net gain on sale of other real estate	—	(106)
Amortization of KSOP	3,148	2,690
Decrease (increase) in bank owned life insurance	688	(802)
Stock based compensation	10,761	5,452
Origination of loans held for sale	(12,851)	(12,711)
Proceeds from sale of loans	30,808	10,218
Changes in assets and liabilities:
Accrued interest receivable	(248)	(1,413)
Accrued interest payable	146	446
Income taxes payable	1,229	3,326
Other liabilities	(8,186)	6,400
Other assets	(258)	(276)
Net cash provided by operating activities	63,565	41,224
INVESTING ACTIVITIES:
Loans and leases originated or acquired	(902,908)	(1,030,145)
Principal repayment on loans and leases	860,971	600,620
Purchases of investment securities available for sale	—	(7,500)
Proceeds from sales of investment securities available for sale	—	61,248
Proceeds from maturities, calls or repayments of investment securities available for sale	68,054	155,239
Purchases of investment securities held to maturity	(40,031)	—
Proceeds from maturities, calls or repayments of investment securities held to maturity	82,722	84,023
Net sales of money market and mutual funds	14,634	9,172
Net purchases of Federal Home Loan Bank stock	(1,979)	(9,138)
Proceeds from the sale of other securities	—	2,584
Acquisition of Conestoga, net cash acquired	—	(79,610)
Proceeds from sale of other real estate owned	861	1,612
Purchases of premises and equipment	(1,020)	(2,605)
Proceeds from sale of premises and equipment	—	21
Cash provided by other investing activities	1,009	641
Net cash provided by (used in) investing activities	82,313	(213,838)
FINANCING ACTIVITIES:
Increase in borrowed funds	135,000	420,994
Repayment of borrowed funds	(84,987)	(195,980)
Net increase in checking, savings and demand accounts	8,094	27,383
Net increase (decrease) in time deposits	4,636	(4,239)
Cash dividend paid to stockholders	(13,178)	(4,437)
Proceeds from the exercise of stock options	11,942	3,728
Cash paid to tax authorities related to stock based compensation awards	(7,065)	(918)
Purchase of treasury stock	(10,350)	(121,780)
Net cash provided by financing activities	44,092	124,751
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	189,970	(47,863)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	287,046	233,920
CASH AND CASH EQUIVALENTS, END OF PERIOD	$477,016	$186,057
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$20,319	$15,896
Cash payments for income taxes	12,499	5,632
Transfers of loans to other real estate owned	124	328
Transfers of bank branches to fixed assets held for sale	—	324
Acquisition of noncash assets and liabilities:
Assets acquired	—	621,556
Liabilities assumed	—	589,248

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 27, 2017.  The results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017 or any other period.

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

NOTE 3 — ACQUISITION OF CONESTOGA BANK

On April 14, 2016, Beneficial completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company and Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and subsequently merged Conestoga Bank with and into Beneficial Bank. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 15, 2016, the date of the acquisition, through September 30, 2017.

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

During the three months ended March 31, 2017, the Company finalized its fair value estimates related to the acquisition of Conestoga Bank.  The following table details the changes in fair value of the net assets acquired and liabilities assumed as of April 14, 2016 from the amounts originally reported in the Company’s Form 10-K for the year ended December 31, 2016:

Goodwill Conestoga Bank reported as of December 31, 2016	$47,152

Effect of adjustments to:
Loans and leases	(214)
Deferred tax asset	91
Total adjustments	(123)

Adjusted goodwill Conestoga Bank as of September 30, 2017	$47,029

The changes to goodwill during 2017 were primarily due to final market values received on assets acquired and adjustments to deferred tax assets.  There were no changes to goodwill recorded during the three months ended June 30, 2017 or September 30, 2017.

NOTE 4 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2017 and September 30, 2016.  All amounts are presented net of tax.

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2017	$(747)	$(25,086)	$(25,833)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	783	—	783
Accretion of unrealized losses on AFS securities transferred to HTM	378	—	378
Amount reclassified from accumulated other comprehensive loss	4	891	895
Net current-period other comprehensive income	1,165	891	2,056
Ending balance, September 30, 2017	$418	$(24,195)	$(23,777)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2016	$542	$(23,916)	$(23,374)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	3,857	—	3,857
Accretion of unrealized losses on AFS securities transferred to HTM	382	—	382
Amount reclassified from accumulated other comprehensive loss	6	874	880
Net current-period other comprehensive income	4,245	874	5,119
Ending balance, September 30, 2016	$4,787	$(23,042)	$(18,255)

The following tables present reclassifications out of AOCI by component for the nine months ended September 30, 2017 and September 30, 2016:

For the Nine months ended September 30, 2017

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$7		Net loss on sale of investment securities
	(3)		Income tax benefit
	$4		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(364	)(1)	Other non-interest expense
Net recognized actuarial losses	1,899	(1)	Other non-interest expense
	1,535		Total before tax
	(644)		Income tax benefit
	$891		Net of tax

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 15 - Pension and Other Postretirement Benefits for additional details.

For the Nine months ended September 30, 2016

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$10		Net loss on sale of investment securities
	(4)		Income tax benefit
	$6		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(364	)(1)	Other non-interest expense
Net recognized actuarial losses	1,891	(1)	Other non-interest expense
	1,527		Total before tax
	(653)		Income tax benefit
	$874		Net of tax

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost. See Note 15 - Pension and Other Postretirement Benefits for additional details.

NOTE 5 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee savings and stock ownership plan (“KSOP”) shares and unvested restricted stock shares. Since the Company paid dividends during the nine months ended September 30, 2017, the Company was required to use the two-class method for 2017 to calculate earnings per share as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Net earnings per share for both common shares and participating securities is the same for the three and nine months ended September 30, 2017. See Note 16 for further discussion of stock grants.

	Three Months Ended September 30,		Nine months ended September 30,
(Dollars in thousands, except share and per share amounts)	2017	2016	2017	2016
Basic and diluted earnings per share:
Net income	$9,428	$10,076	$27,268	$17,847
Net income allocated to unvested restricted stock	(273)	—	(986)	—
Net income allocated to common shares	$9,155	$10,076	$26,282	$17,847

Basic average common shares outstanding	70,781,924	70,593,701	70,487,219	72,643,659
Effect of dilutive securities (1)	512,308	1,131,528	605,796	933,667
Dilutive average shares outstanding	71,294,232	71,725,229	71,093,015	73,577,326
Net earnings per share
Basic	$0.13	$0.14	$0.37	$0.25
Diluted	$0.13	$0.14	$0.37	$0.24

(1) Dilutive securities for the three and nine months ended September 30, 2017 do not include unvested restricted stock awards.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the three and nine months ended September 30, 2017, there were no stock options that were anti-dilutive. For the three and nine months ended

September 30, 2016, there were 2,750 and 157,728 outstanding options, respectively, that were antidilutive and therefore excluded from the earnings per share calculation.

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity Securities	$250	$131	$—	$381
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	3,719	—	10	3,709
Ginnie Mae guaranteed mortgage certificates	3,196	122	—	3,318
GSE mortgage-backed securities	313,471	3,358	1,065	315,764
GSE collateralized mortgage obligations	16,862	17	86	16,793
Municipal bonds	1,786	97	—	1,883
Corporate securities	19,489	563	—	20,052
Money market and mutual funds	7,311	—	1	7,310

Total	$366,084	$4,288	$1,162	$369,210

	September 30, 2017
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$490,639	$1,888	$2,623	$489,904
GSE & Agency collateralized mortgage obligations	65,515	119	215	65,419
Municipal bonds	505	37	—	542
Foreign bonds	2,000	27	—	2,027

Total	$558,659	$2,071	$2,838	$557,892

	December 31, 2016
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	$4,649	$10	$—	$4,659
Ginnie Mae guaranteed mortgage certificates	3,734	134	—	3,868
GSE mortgage-backed securities	374,593	3,967	2,026	376,534
Collateralized mortgage obligations	22,920	20	259	22,681
Municipal bonds	2,320	82	—	2,402
Corporate securities	19,487	155	185	19,457
Money market and mutual funds	21,952	—	9	21,943

Total	$449,655	$4,368	$2,479	$451,544

	December 31, 2016
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$569,319	$1,850	$6,522	$564,647
Collateralized mortgage obligations	30,580	110	268	30,422
Municipal bonds	630	50	—	680
Foreign bonds	2,000	36	—	2,036

Total	$602,529	$2,046	$6,790	$597,785

During the nine months ended September 30, 2017, the Bank sold $732 thousand of mutual funds that resulted in a loss of $7 thousand.

During the three months ended September 30, 2016, the Company sold its investment in stock held in a financial institution that was acquired and recorded a $1.8 million gain that is included in Net Gain on Sale of Investment Securities on the Company’s Consolidated Statement of Income.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	At September 30, 2017
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	$3,709	$10	$—	$—	$3,709	$10
Mortgage-backed securities	374,404	3,279	69,512	409	443,916	3,688
Collateralized mortgage obligations	40,463	114	22,441	187	62,904	301
Subtotal, debt securities	$418,576	$3,403	$91,953	$596	$510,529	$3,999
Mutual funds	471	1	—	—	471	1
Total	$419,047	$3,404	$91,953	$596	$511,000	$4,000

	At December 31, 2016
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$546,662	$8,300	$37,672	$248	$584,334	$8,548
Corporate securities	9,802	185	—	—	9,802	185
Collateralized mortgage obligations	2,622	17	26,471	510	29,093	527
Subtotal, debt securities	$559,086	$8,502	$64,143	$758	$623,229	$9,260
Mutual funds	—	—	201	9	201	9
Total	$559,086	$8,502	$64,344	$767	$623,430	$9,269

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”).  The Company had an unrealized loss of $3.7 million related to its GSE mortgage-backed securities as of September 30, 2017.  Additionally, at September 30, 2017, the Company had an unrealized loss of $301 thousand on GSE & Agency collateralized mortgage obligations, an unrealized loss of $10 thousand on GSE Notes and an unrealized loss of $1 thousand on mutual funds.

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes

The Company’s investments that were in a loss position for less than 12 months included GSE Notes with an unrealized loss of 0.3% as of September 30, 2017. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2017.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.6% as of September 30, 2017.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.9% as of September 30, 2017. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2017.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 0.8% as of September 30, 2017.  The Company’s investments that were in a loss position for less than 12 months included GSE & Agency CMOs with an unrealized loss of 0.3%.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2017.

The following table sets forth the stated maturities of the investment securities at September 30, 2017 and December 31, 2016. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	September 30, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	5,505	5,592	2,320	2,402
Due after five years through ten years	19,489	20,052	24,136	24,116
Due after ten years	—	—	—	—
Mortgage-backed securities	333,529	335,875	401,247	403,083
Equity securities	250	381	—	—
Money market and mutual funds	7,311	7,310	21,952	21,943

Total	$366,084	$369,210	$449,655	$451,544

Held-to-maturity:
Due in one year or less	$625	$629	$625	$630
Due after one year through five years	1,880	1,940	2,005	2,086
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities	556,154	555,323	599,899	595,069

Total	$558,659	$557,892	$602,529	$597,785

At September 30, 2017 and December 31, 2016, $83.8 million and $90.7 million, respectively, of securities were pledged to secure municipal deposits.  At September 30, 2017 and December 31, 2016, the Company had $833 thousand and $500 thousand, respectively, of securities pledged as collateral on interest rate swaps.

NOTE 7 — LOANS

Loans at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,429,321	$138,917	$6,526	$1,574,764
Commercial business loans	567,790	103,301	1,172	672,263
Commercial small business leases	78,610	57,399	—	136,009
Commercial construction	136,821	—	—	136,821
Total commercial loans	2,212,542	299,617	7,698	2,519,857

Residential:
Residential real estate	882,707	49,531	209	932,447
Total residential loans	882,707	49,531	209	932,447

Consumer loans:
Home equity & lines of credit	213,107	21,230	372	234,709
Personal	11,425	6,395	66	17,886
Education	151,381	—	—	151,381
Automobile	176,241	—	—	176,241
Total consumer loans	552,154	27,625	438	580,217
Total loans	3,647,403	376,773	8,345	4,032,521

Allowance for losses	(43,270)	—	—	(43,270)
Loans, net	$3,604,133	$376,773	$8,345	$3,989,251

	December 31, 2016
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,218,431	$164,569	$5,396	$1,388,396
Commercial business loans	563,047	125,915	5,284	694,246
Commercial small business leases	49,900	89,113	—	139,013
Commercial construction	224,731	101	—	224,832
Total commercial loans	2,056,109	379,698	10,680	2,446,487

Residential:
Residential real estate	835,896	58,053	525	894,474
Total residential loans	835,896	58,053	525	894,474

Consumer loans:
Home equity & lines of credit	223,060	25,477	416	248,953
Personal	14,458	7,263	142	21,863
Education	164,202	—	—	164,202
Automobile	234,584	5	—	234,589
Total consumer loans	636,304	32,745	558	669,607
Total loans	3,528,309	470,496	11,763	4,010,568

Allowance for losses	(43,261)	—	—	(43,261)
Loans, net	$3,485,048	$470,496	$11,763	$3,967,307

During the three and nine months ended September 30, 2017, the Company recorded a $352 thousand and $1.4 million net gain on the sale of $3.6 million and $14.8 million, respectively, of guaranteed Small Business Administration (“SBA”) loans that is included in “mortgage banking and SBA income” on the consolidated statements of income. As of September 30, 2017, the Bank retained the $4.7 million outstanding unguaranteed portion of the loans and the related servicing rights for the loans and receives a 1.0% servicing fee from the purchaser of the loans.

As of September 30, 2017, the Company had $436 thousand residential loans held for sale compared to $2.0 million of residential loans held for sale at December 31, 2016. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.

During the three and nine months ended September 30, 2017, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $3.6 million and $14.4 million, respectively, and recorded mortgage banking income of approximately $176 thousand and $562 thousand, respectively.  During the three and nine months ended September 30, 2016, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $4.0 million and $10.0 million, respectively, and recorded mortgage banking income of approximately $140 thousand and $213 thousand, respectively.

The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans. Please refer to Note 20 — Servicing Rights for additional information.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At September 30, 2017, shared national credits totaled $217.8 million, which included $78.2 million of leveraged lending transactions. During the three months ended March 31, 2017, one shared national credit for $8.7 million was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators during the first quarter of 2017. The Company has reviewed the status of this shared national credit and determined that no charge-off or specific reserves were required as of September 30, 2017. All other shared national credits were classified as pass rated as of September 30, 2017 as all payments are current and the loans are performing in accordance with their contractual terms.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of September 30, 2017, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of (1) a specific valuation allowance on identified problem loans and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As a result, no specific valuation allowance was maintained at September 30, 2017 or December 31, 2016.

The summary activity in the allowance for loan losses for all portfolios for the nine months ended September 30, 2017 and 2016, and for the year ended December 31, 2016, is as follows:

	Nine months ended		Year Ended
	September 30,		December 31,
(Dollars in thousands)	2017	2016	2016

Balance, beginning of year	$43,261	$45,500	$45,500
Provision for loan losses	2,100	—	485
Charge-offs	(3,873)	(2,629)	(4,814)
Recoveries	1,782	1,595	2,090

Balance, end of period	$43,270	$44,466	$43,261

The following tables set forth the activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	COMMERCIAL				RESIDENTIAL	CONSUMER
September 30, 2017 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261
Charge-offs	(33)	(364)	(1,305)	—	(119)	(276)	(122)	(86)	(1,568)	(3,873)
Recoveries	19	25	263	—	15	240	255	—	965	1,782
Provision (credit)	5,347	(952)	1,277	(2,820)	137	(155)	(233)	79	(580)	2,100
Allowance ending balance	$28,728	$8,632	$771	$759	$1,526	$994	$272	$122	$1,466	$43,270

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	28,728	8,632	771	759	1,526	994	272	122	1,466	43,270
Total Allowance	$28,728	$8,632	$771	$759	$1,526	$994	$272	$122	$1,466	$43,270

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,252	$12,293	$—	$—	$6,631	$1,312	$78	$—	$—	$37,566
Collectively evaluated for impairment	1,412,069	555,497	78,610	136,821	876,076	211,795	11,347	151,381	176,241	3,609,837
Acquired non-credit impaired loans (2)	138,917	103,301	57,399	—	49,531	21,230	6,395	—	—	376,773
Acquired credit impaired loans (1)	6,526	1,172	—	—	209	372	66	—	—	8,345
Total Portfolio	$1,574,764	$672,263	$136,009	$136,821	$932,447	$234,709	$17,886	$151,381	$176,241	$4,032,521

(1)             Acquired credit impaired loans are evaluated on an individual basis.

(2)             Acquired non-credit impaired loans are evaluated collectively, excluding loans that have subsequently moved to non-accrual status which are individually evaluated for impairment.

	COMMERCIAL				RESIDENTIAL	CONSUMER
						Home
			Small			Equity &
December 31, 2016	Real		Business		Real	Equity
(Dollars in thousands)	Estate	Business	Leases	Construction	Estate	Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$22,640	$11,856	$—	$2,335	$1,644	$2,356	$436	$125	$4,108	$45,500
Charge-offs	(134)	(536)	(292)	—	(379)	(411)	(744)	(148)	(2,170)	(4,814)
Recoveries	275	203	95	150	1	273	270	—	823	2,090
Provision (credit)	614	(1,600)	733	1,094	227	(1,033)	410	152	(112)	485
Allowance ending balance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	23,395	9,923	536	3,579	1,493	1,185	372	129	2,649	43,261
Total Allowance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,628	$3,668	$—	$—	$7,874	$1,227	$80	$—	$—	$30,477
Collectively evaluated for impairment	1,200,803	559,379	49,900	224,731	828,022	221,833	14,378	164,202	234,584	3,497,832
Acquired non-credit impaired loans (2)	164,569	125,915	89,113	101	58,053	25,477	7,263	—	5	470,496
Acquired credit impaired loans (1)	5,396	5,284	—	—	525	416	142	—	—	11,763
Total Portfolio	$1,388,396	$694,246	$139,013	$224,832	$894,474	$248,953	$21,863	$164,202	$234,589	$4,010,568

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at September 30, 2017 and December 31, 2016:

Commercial and Residential Loans

Credit Risk Internally Assigned

	September 30, 2017
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,417,345	90%	$555,866	84%	$78,610	58%	$136,821	100%	$881,156	95%	$3,069,798	90%
Acquired non-credit impaired loans	135,256	8%	97,056	14%	57,399	42%	—	—%	49,151	5%	338,862	10%
Total Pass	1,552,601	98%	652,922	98%	136,009	100%	136,821	100%	930,307	100%	3,408,660	100%
Special Mention
Originated loans	2,609	—%	827	—%	—	—%	—	—%	—	—%	3,436	—%
Acquired non-credit impaired loans	405	—%	3,864	1%	—	—%	—	—%	—	—%	4,269	—%
Total Special Mention	3,014	—%	4,691	1%	—	—%	—	—%	—	—%	7,705	—%
Substandard
Originated loans	9,367	1%	2,400	—%	—	—%	—	—%	1,551	—%	13,318	—%
Acquired non-credit impaired loans	3,256	—%	2,381	—%	—	—%	—	—%	380	—%	6,017	—%
Acquired credit impaired loans	6,526	1%	1,172	—%	—	—%	—	—%	209	—%	7,907	—%
Total Substandard	19,149	2%	5,953	—%	—	—%	—	—%	2,140	—%	27,242	—%
Doubtful
Originated	—	—%	8,697	1%	—	—%	—	—%	—	—%	8,697	—%
Total Doubtful	—	—%	8,697	1%	—	—%	—	—%	—	—%	8,697	—%
Total	$1,574,764	100%	$672,263	100%	$136,009	100%	$136,821	100%	$932,447	100%	$3,452,304	100%

	December 31, 2016
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,202,228	87%	$552,517	82%	$49,900	36%	$224,731	100%	$833,608	93%	$2,862,984	86%
Acquired non-credit impaired loans	162,001	12%	121,048	17%	89,113	64%	101	—%	57,602	7%	429,865	13%
Total Pass	1,364,229	99%	673,565	99%	139,013	100%	224,832	100%	891,210	100%	3,292,849	99%
Special Mention
Originated loans	8,911	1%	3,182	—%	—	—%	—	—%	—	—%	12,093	—%
Acquired non-credit impaired loans	278	—%	2,543	—%	—	—%	—	—%	—	—%	2,821	—%
Total Special Mention	9,189	1%	5,725	—%	—	—%	—	—%	—	—%	14,914	—%
Substandard
Originated loans	7,292	—%	7,348	1%	—	—%	—	—%	2,288	—%	16,928	1%
Acquired non-credit impaired loans	2,290	—%	2,324	—%	—	—%	—	—%	451	—%	5,065	—%
Acquired credit impaired loans	5,396	—%	5,284	—%	—	—%	—	—%	525	—%	11,205	—%
Total Substandard	14,978	—%	14,956	1%	—	—%	—	—%	3,264	—%	33,198	1%
Doubtful
Total Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$1,388,396	100%	$694,246	100%	$139,013	100%	$224,832	100%	$894,474	100%	$3,340,961	100%

The increase in doubtful loans can be attributed to the downgrade to doubtful and change to non-accrual status of an $8.7 million shared national credit during the nine months ended September 30, 2017.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of September 30, 2017.

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  Non-performing consumer loans include loans on non-accrual status and education loans that are greater than 90 days delinquent.  The following tables set forth the consumer loan risk profile based on payment activity as of September 30, 2017 and December 31, 2016:

Consumer and Residential Loans

Credit Risk Internally Assigned

	September 30, 2017
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$212,020	91%	$11,352	65%	$136,469	90%	$176,241	100%	$536,082	92%
Acquired non-credit impaired loans	21,126	9%	6,137	34%	—	—%	—	—%	27,263	5%
Acquired credit impaired loans	372	—%	66	—%	—	—%	—	—%	438	—%
Total Performing	233,518	100%	17,555	99%	136,469	90%	176,241	100%	563,783	97%
Nonperforming
Originated loans	1,087	—%	73	—%	14,912	10%	—	—%	16,072	3%
Acquired non-credit impaired loans	104	—%	258	1%	—	—%	—	—%	362	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,191	—%	331	1%	14,912	10%	—	—%	16,434	3%
Total	$234,709	100%	$17,886	100%	$151,381	100%	$176,241	100%	$580,217	100%

	December 31, 2016
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$222,168	90%	$14,386	67%	$149,359	91%	$234,584	100%	$620,497	93%
Acquired non-credit impaired loans	25,360	10%	7,255	33%	—	—%	5	—%	32,620	5%
Acquired credit impaired loans	416	—%	142	—%	—	—%	—	—%	558	—%
Total Performing	247,944	100%	21,783	100%	149,359	91%	234,589	100%	653,675	98%
Nonperforming
Originated loans	892	—%	72	—%	14,843	9%	—	—%	15,807	2%
Acquired non-credit impaired loans	117	—%	8	—%	—	—%	—	—%	125	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,009	—%	80	—%	14,843	9%	—	—%	15,932	2%
Total	$248,953	100%	$21,863	100%	$164,202	100%	$234,589	100%	$669,607	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of September 30, 2017, are as follows:

September 30,
(Dollars in thousands)	2017

Outstanding principal balance	$11,897
Carrying amount	8,345

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, since the April 14, 2016 Conestoga Bank acquisition date through September 30, 2017:

Accretable
(Dollars in thousands)	Discount

Balance, April 14, 2016	$1,235
Accretion	(910)
Balance, September 30, 2017	$325

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of September 30, 2017

														Recorded
	30-59		60-89		> 90									Investment
	Days		Days		Days		Total		Acquired			Total		>90 Days
	Past		Past		Past		Past		Credit			Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Impaired	Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$2,186	12%	$1,078	12%	$1,496	7%	$4,760	10%	$6,526	$1,563,478	40%	$1,574,764	40%	$—	$2,014	10%
Commercial business loans	909	5%	599	7%	829	4%	2,337	5%	1,172	668,754	17%	672,263	17%	—	10,821	52%
Commercial small business leases	1,372	7%	521	6%	136	—%	2,029	4%	—	133,980	3%	136,009	3%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	—	136,821	3%	136,821	3%	—	—	—%
Total commercial	$4,467	24%	$2,198	25%	$2,461	11%	$9,126	19%	$7,698	$2,503,033	63%	$2,519,857	63%	$—	$12,835	62%

Residential:
Residential real estate	$930	5%	$136	2%	$3,094	15%	$4,160	8%	$209	$928,078	24%	$932,447	23%	$—	$6,432	31%
Total residential	$930	5%	$136	2%	$3,094	15%	$4,160	8%	$209	$928,078	24%	$932,447	23%	$—	$6,432	31%

Consumer loans:
Home equity & lines of credit	$859	5%	$58	1%	$540	3%	$1,457	3%	$372	$232,880	6%	$234,709	6%	$—	$1,191	6%
Personal	112	1%	18	—%	259	1%	389	1%	66	17,431	—%	17,886	—%	—	330	1%
Education	9,528	50%	6,074	66%	14,912	70%	30,514	62%	—	120,867	3%	151,381	4%	14,912	—	—%
Automobile	2,899	15%	499	6%	—	—%	3,398	7%	—	172,843	4%	176,241	4%	—	—	—%
Total consumer	$13,398	71%	$6,649	73%	$15,711	74%	$35,758	73%	$438	$544,021	13%	$580,217	14%	$14,912	$1,521	7%

Total	$18,795	100%	$8,983	100%	$21,266	100%	$49,044	100%	$8,345	$3,975,132	100%	$4,032,521	100%	$14,912	$20,788	100%

(1)              Non-accruing loans do not include $8.3 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

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

(1)              Non-accruing loans do not include $11.8 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of September 30, 2017 and 2016.

	September 30,		September 30,
	2017		2016
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	1	$1,254	3	$816
Commercial business loans	1	69	3	1,940
Total commercial	2	1,323	6	2,756

Residential:
Residential real estate	6	417	5	491
Total real estate loans	6	417	5	491

Consumer loans:
Home equity & lines of credit	2	70	—	—
Personal	—	—	1	409
Total consumer loans	2	70	1	409
Total loans	10	$1,810	12	$3,656

The following tables summarize information about TDRs as of and for the nine months ended September 30, 2017 and 2016:

	For the Nine months ended September 30, 2017
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	5	$1,472
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	3	188
Temporary reduction in interest rate	2	1,284
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—
Outstanding principal balance at period end	10	1,810
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	61

	For the Nine months ended September 30, 2016
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	7	$3,165
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	7	3,165
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	7	3,165
Outstanding principal balance immediately after modification	7	3,165
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	12	3,656
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	43

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

Components of Impaired Loans

Impaired Loans

Year to date September 30, 2017

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial real estate	$3,268	$3,302	$—	$1,991	$—	$—
Commercial business	10,821	10,909	—	11,387	—	—
Commercial construction	—	—	—	—	—	—
Commercial small business leases	—	—	—	—	—	—
Residential real estate	6,432	7,180	—	7,081	—	—
Home equity and lines of credit	1,191	1,194	—	1,079	—	—
Personal	330	330	—	213	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$22,042	$22,915	$—	$21,754	$—	$—

Commercial	14,089	14,211	—	13,378	—	—
Residential	6,432	7,180	—	7,081	—	—
Consumer	1,521	1,524	—	1,295	—	—
Total	$22,042	$22,915	$—	$21,754	$—	$—

The impaired loans table above does not include $8.3 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

Impaired Loans

For the Year Ended December 31, 2016

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial real estate	$1,472	$1,472	$—	$2,191	$—	$—
Commercial business	3,709	3,772	—	2,047	94	—
Commercial construction	—	—	—	12	—	—
Commercial small business leases	—	—	—	—	—	—
Residential real estate	7,740	8,672	—	8,882	—	—
Home equity and lines of credit	1,009	1,050	—	1,460	—	—
Personal	80	80	—	178	—	—
Education	—	—	—	5	—	—
Auto	—	—	—	3	—	—
Total Impaired Loans:	$14,010	$15,046	$—	$14,778	$94	$—

Commercial	5,181	5,244	—	4,250	94	—
Residential	7,740	8,672	—	8,882	—	—
Consumer	1,089	1,130	—	1,646	—	—
Total	$14,010	$15,046	$—	$14,778	$94	$—

The impaired loans table above does not include $11.8 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

The Company charged-off the collateral or discounted cash flow deficiency on all impaired loans and, as a result, no specific valuation allowance was required for any impaired loans at September 30, 2017. The increase in impaired loans can be attributed to the downgrade to doubtful and change to non-accrual status of an $8.7 million shared national credit during the nine months ended September 30, 2017.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of September 30, 2017.  Interest income that would have been recorded for the nine months ended September 30, 2017, had impaired loans been current according to their original terms, amounted to $868 thousand.  Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at September 30, 2017 and December 31, 2016 amounted to $35.7 million and $26.9 million, respectively, and included $14.9 million and $14.8 million, respectively, of government guaranteed student loans.

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions are accounted for in accordance with the accounting guidance in FASB ASC Topic 350 Intangibles - Goodwill and Other.  The Company recorded goodwill of $47.0 million and core deposit intangibles of $2.2 million, or 0.65% of core deposits, in connection with the acquisition of Conestoga Bank.  As of September 30, 2017, the other intangibles consisted of $1.8 million of core deposit intangibles, which are amortized over an estimated useful life of ten years, and $1.3 million of customer list intangibles, which are amortized over an estimated useful life of between four and six years.

Goodwill and other intangibles at September 30, 2017 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2017	$169,125	$4,446
Adjustment for Conestoga Bank	(123)	—
Amortization	—	(1,350)
Balance at September 30, 2017	$169,002	$3,096

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

During the nine months ended September 30, 2017, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 9 — OTHER ASSETS

The following table provides selected information on other assets at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Investments in affordable housing and other partnerships	$4,034	$5,575
Prepaid assets	3,544	2,493
Net deferred tax assets	43,435	44,789
Other real estate	124	821
Fixed assets held for sale	512	744
Servicing rights	2,316	2,169
Other assets	5,606	6,031
Total other assets	$59,571	$62,622

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

NOTE 10 — DEPOSITS

Deposits consisted of the following major classifications at September 30, 2017 and December 31, 2016:

	September 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2017	Deposits	2016	Deposits

Non-interest bearing deposits	$527,545	12.7%	$518,294	12.5%
Interest-earning checking accounts	900,229	21.6%	930,227	22.4%
Municipal checking accounts	117,385	2.8%	125,063	3.0%
Money market accounts	447,730	10.7%	444,226	10.7%
Savings accounts	1,298,879	31.1%	1,265,864	30.4%
Certificates of deposit	879,150	21.1%	874,514	21.0%
Total deposits	$4,170,918	100.0%	$4,158,188	100.0%

NOTE 11 — BORROWED FUNDS

Borrowed funds at September 30, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
FHLB advances	$515,000	$465,000
Statutory trust debenture	25,436	25,423
Total borrowed funds	$540,436	$490,423

The Company increased borrowings by $50.0 million during the nine months ended September 30, 2017 to replace higher cost brokered certificates of deposit and to fund organic loan growth. The new borrowings resulted from previously entered into forward-starting advances with the FHLB in 2015 and 2016, which include a $50.0 million advance with an interest rate of 1.60% that matures in February 2021 and a $75.0 million advance with an interest rate of 2.24% that matures in March 2020.

The Company’s borrowing capacity with the FHLB of Pittsburgh is collateralized by loans. At September 30, 2017 and December 31, 2016, loans in the amount of $2.7 billion and $2.4 billion, respectively, collateralized the Company’s total borrowing capacity with the FHLB of Pittsburgh of $2.0 billion and $1.8 billion, respectively.  At September 30, 2017, remaining borrowings available with the FHLB were $1.4 billion.  The Company also pledges loans to secure its available borrowing capacity at the Federal Reserve Bank of Philadelphia. At September 30, 2017 and December 31, 2016, loans in the amount of $215.6 million and $265.6 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia of $161.1 million and $192.6 million, respectively.

NOTE 12 — OTHER LIABILITIES

The following table provides selected information on other liabilities at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
(Dollars in thousands)	2017	2016
Accrued pension and other postretirement benefits	$26,601	$29,442
Other accrued expenses	11,622	15,066
Mortgage escrow	7,898	10,774
Deferred rent	7,417	7,303
Accrued interest	2,909	2,763
Income taxes payable	1,333	104
Other liabilities	10,147	10,774
Total other liabilities	$67,927	$76,226

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

As of September 30, 2017, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2017 and December 31, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2017:
Tier 1 Leverage (to average assets)	$913,987	16.16%	$226,177	4.00%	$282,721	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	888,968	21.89%	182,779	4.50%	264,014	6.50%
Tier 1 Capital (to risk weighted assets)	913,987	22.50%	243,705	6.00%	324,940	8.00%
Total Capital (to risk weighted assets)	957,619	23.58%	324,940	8.00%	406,175	10.00%

As of December 31, 2016:
Tier 1 Leverage (to average assets)	$891,129	16.15%	$220,715	4.00%	$275,893	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	866,540	21.45%	181,769	4.50%	262,555	6.50%
Tier 1 Capital (to risk weighted assets)	891,129	22.06%	242,359	6.00%	323,145	8.00%
Total Capital (to risk weighted assets)	934,624	23.14%	323,145	8.00%	403,931	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2017 and December 31, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2017:
Tier 1 Leverage (to average assets)	$817,159	14.45%	$226,137	4.00%	$282,671	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	817,159	20.14%	182,608	4.50%	263,768	6.50%
Tier 1 Capital (to risk weighted assets)	817,159	20.14%	243,478	6.00%	324,637	8.00%
Total Capital (to risk weighted assets)	860,732	21.21%	324,637	8.00%	405,796	10.00%

As of December 31, 2016:
Tier 1 Leverage (to average assets)	$814,038	14.76%	$220,639	4.00%	$275,799	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	814,038	20.17%	181,615	4.50%	262,333	6.50%
Tier 1 Capital (to risk weighted assets)	814,038	20.17%	242,154	6.00%	322,872	8.00%
Total Capital (to risk weighted assets)	857,533	21.25%	322,872	8.00%	403,590	10.00%

NOTE 14 — INCOME TAXES

For the three months ended September 30, 2017, the Company recorded a provision for income taxes of $5.5 million, reflecting an effective tax rate of 36.8%, compared to a provision for income taxes of $4.9 million, reflecting an effective tax rate of 32.8%, for the three months ended September 30, 2016.  The increase in the effective tax rate for the three months ended September 30, 2017 compared to the same period a year ago is primarily due to non-deductible compensation and lower tax-exempt interest income.

For the nine months ended September 30, 2017, the Company recorded a provision for income taxes of $13.7 million, reflecting an effective tax rate of 33.5%, compared to a provision for income taxes of $9.1 million, reflecting an effective tax rate of 33.9%, for the nine months ended September 30, 2016. During the nine months ended September 30, 2017, the effective tax rate was lowered as a result of a $1.9 million excess tax benefit related to the exercise of stock options and the vesting of stock awards in accordance with the revised standards associated with accounting for stock based compensation. Previously, this benefit was recorded as a component of additional paid in capital.  This reduction in the effective tax rate was partially offset by non-deductible compensation and lower tax-exempt interest income.

As of September 30, 2017, the Company had net deferred tax assets totaling $43.4 million.  These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established.  The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as September 30, 2017. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Service cost	$—	$—	$19	$27
Interest cost	834	908	183	179
Expected return on assets	(1,572)	(1,561)	—	—
Amortization of loss	490	540	47	28
Amortization of prior service cost	—	—	(121)	(121)
Amortization of transition obligation	—	—	—	—
Net periodic pension (benefit) cost	$(248)	$(113)	$128	$113

	Pension Benefits		Other Postretirement Benefits
	Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Service cost	$—	$—	$91	$96
Interest cost	2,524	2,543	549	536
Expected return on assets	(4,701)	(4,679)	—	—
Amortization of loss	1,725	1,786	174	105
Amortization of prior service cost	—	—	(364)	(364)
Amortization of transition obligation	—	—	—	—
Net periodic pension (benefit) cost	$(452)	$(350)	$450	$373

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

At the annual meeting held on April 21, 2016, the stockholders’ of the Company approved the 2016 Omnibus Incentive Plan (‘the 2016 Plan”). The 2016 Plan provides for the issuance or delivery of 3.5 million shares of Beneficial Bancorp, Inc. stock in equity awards. Under the 2016 Plan, the Company has granted 2,434,826 of restricted stock awards to employees, officers and directors, which reduced the Company’s outstanding additional paid in capital by $32.0 million and also reduced the balance of treasury stock.  The restricted stock awards granted to directors vest generally over a 12 to 31 month period and the restricted stock awards granted to employees and officers vest over a three year period. Restricted stock awards include performance awards granted to certain officers of the Company that will vest only if the Company exceeds threshold goals related to credit quality, return on average assets and total shareholder return. Upon the adoption of the 2016 Plan, the Company’s 2008 Equity Incentive Plan (“EIP”) was terminated. However, outstanding awards under the 2008 EIP remain in effect in accordance with their original terms.

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and nine months ended September 30, 2017 was $3.4 million and $10.0 million, respectively, compared to $3.0 million and $4.5 million for the three and nine months ended September 30, 2016, respectively.  The increase in expense in 2017 as compared to 2016 was primarily the result of the 2016 Omnibus Incentive Plan shares granted during the second quarter of 2016.

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2017:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2017	2,960,572	$13.07
Issued	154,753	18.00
Vested	(904,019)	13.10
Forfeited	(79,334)	10.66
Non-vested Stock Awards outstanding, September 30, 2017	2,131,972	13.51

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2016:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2016	616,505	$10.00
Issued	2,529,328	13.54
Vested	(122,067)	8.32
Forfeited	(63,194)	10.85
Non-vested Stock Awards outstanding, September 30, 2016	2,960,572	13.07

The fair value of the 904,019 shares that vested during the nine months ended September 30, 2017 was $14.4 million. The fair value of the 122,067 shares that vested during the nine months ended September 30, 2016 was $1.6 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. The Company did not grant any options during the nine months ended September 30, 2017 and 2016. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $197 thousand and $724 thousand for the three and nine months ended September 30, 2017, respectively, compared to $314 thousand and $1.1 million for the three and nine months ended September 30, 2016, respectively.

A summary of option activity as of September 30, 2017 and changes during the nine month period ended September 30, 2017 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2017	2,884,087	$9.59
Granted	—	—
Exercised	(1,015,943)	9.50
Forfeited	(37,175)	9.78
Expired	—	—
September 30, 2017	1,830,969	9.64

A summary of option activity as of September 30, 2016 and changes during the nine month period ended September 30, 2016 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2016	3,422,241	$9.59
Granted	—	—
Exercised	(351,884)	9.46
Forfeited	(103,319)	9.86
Expired	(109)	8.90
September 30, 2016	2,966,929	9.60

The weighted average remaining contractual term was approximately 4.59 years and the aggregate intrinsic value was $12.7 million for options outstanding as of September 30, 2017.  As of September 30, 2017, exercisable options totaled 1,413,527 with an average weighted exercise price of $9.43 per share, a weighted average remaining contractual term of approximately 4.07 years, and an aggregate intrinsic value of $10.1 million. The weighted average remaining contractual term was approximately 4.97 years and the aggregate intrinsic value was $15.2 million for options outstanding as of September 30, 2016.  As of September 30, 2016, exercisable options totaled 2,152,696 with an average weighted exercise price of $9.48 per share, a weighted average remaining contractual term of approximately 4.20 years, and an aggregate intrinsic value of $11.3 million.

As of September 30, 2017, there was $1.0 million of total unrecognized compensation cost related to options and $21.9 million in unrecognized compensation cost related to non-vested stock awards granted.  As of September 30, 2016, there was $2.2 million of total unrecognized compensation cost related to options and $33.3 million in unrecognized compensation cost related to non-vested stock awards granted.  The average weighted lives for the option expense were 1.57 and 2.22 years as of September 30, 2017 and September 30, 2016, respectively. The average weighted lives for the stock award expense 1.82 and 2.71 years at September 30, 2017 and September 30, 2016, respectively.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

At September 30, 2017 and December 31, 2016, the Company had outstanding commitments to purchase or originate new loans or leases aggregating $19.3 million and $162.2 million, respectively, commitments to customers on available lines of credit of $459.9 million and $380.5 million, respectively, commitments to fund commercial construction and other advances of $180.0 million and $135.1 million, respectively, and standby letters of credit of $29.7 million and $22.8 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $302 thousand and $234 thousand at September 30, 2017 and December 31, 2016, respectively.

The Company and its Directors have been named in a lawsuit regarding compensation levels of Directors in connection with equity awards granted in the second quarter of 2016 under the 2016 Omnibus Incentive Plan. The Defendants believe the lawsuit is without merit and intend to vigorously defend it.

Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business.  Aside from the litigation discussed above, the Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 18 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2017, the FASB issued ASU 2017-12: Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt ASU 2017-12 on January 1, 2019. ASU 2017-12 requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, the Company currently expects adoption to have an immaterial impact to the consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12: Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in this update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in this update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The Company has evaluated the impact of this update on the Company’s various revenue streams and does not anticipate a material impact to the consolidated financial statements at this time.

In April 2016, the FASB issued ASU 2016-10: Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this update clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in Topic 606.  The Company has evaluated the impact of this update on the Company’s various revenue streams and does not anticipate a material impact to the consolidated financial statements at this time.

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

Also in March 2016, the FASB issued ASU 2016-08: Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in this update clarify the implementation guidance included in Topic 606 on principal versus agent considerations.  The effective date and transition requirements for the amendments in this update are the same as the effective date and transition requirements in Topic 606.  The Company has evaluated the impact of this update on the Company’s various revenue streams and does not anticipate a material impact to the consolidated financial statements at this time.

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers: The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  The amendments in this update were deferred for all entities by one year as indicated in ASU 2015-14. Public business entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  The Company has evaluated the impact of this update on the Company’s various revenue streams and does not anticipate a material impact to the consolidated financial statements at this time.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at September 30, 2017:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,534	$1,534
SBA servicing rights			782	782
Investment securities available for sale:
U.S. GSE and agency notes	—	3,709	—	3,709
Ginnie Mae guaranteed mortgage certificates	—	3,318	—	3,318
GSE collateralized mortgage obligations (“CMOs”)	—	16,793	—	16,793
GSE mortgage-backed securities	—	315,764	—	315,764
Municipal bonds
General obligation municipal bonds	—	1,883	—	1,883
Corporate securities	—	20,052	—	20,052
Equity securities	381	—	—	381
Money market funds	6,839	—	—	6,839
Mutual funds	471	—	—	471
Interest rate swap agreements	—	1,728	—	1,728
Total Assets	$7,691	$363,247	$2,316	$373,254
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,728	$—	$1,728
Total Liabilities	$—	$1,728	$—	$1,728

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2016:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,523	$1,523
SBA servicing rights	—	—	646	646
Investment securities available for sale:
U.S. GSE and agency notes	—	4,659	—	4,659
Ginnie Mae guaranteed mortgage securities	—	3,868	—	3,868
GSE collateralized mortgage obligations (“CMOs”)	—	22,681	—	22,681
GSE mortgage-backed securities	—	376,534	—	376,534
Municipal bonds
General obligation municipal bonds	—	2,402	—	2,402
Corporate securities	—	19,457	—	19,457
Money market funds	21,742	—	—	21,742
Mutual funds	201	—	—	201
Interest rate swap agreements	—	1,899	—	1,899
Total Assets	$21,943	$431,500	$2,169	$455,612
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,852	$—	$1,852
Total Liabilities	$—	$1,852	$—	$1,852

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

U.S. Government Sponsored Enterprise (GSE) and Agency Notes. Pricing evaluations are based on obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the evaluation process.  Evaluations are generated on a price, yield or spread basis as determined by the observed market data.  For spread and yield based evaluations, a non-call spread scale is created or an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Spreads and yields are calculated continuously throughout the day, as well as “end of day”.

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

Corporate Securities. Pricing evaluations are based on obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the evaluation process.  Evaluations are generated on a price, yield or spread basis as determined by the observed market data.  For spread and yield based evaluations, a non-call spread scale is created or an Option Adjusted Spread (OAS) model is incorporated to adjust spreads of issues that have early redemption features.  Spreads and yields are calculated continuously throughout the day, as well as “end of day”.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2017 and 2016.

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,523	$1,349
Additions	122	109
Payments	(150)	(151)
Increase (decrease) in fair value due to changes in valuation inputs or assumptions	39	(194)
Balance, September 30,	$1,534	$1,113

	For the Nine Months Ended
	September 30, 2017	September 30, 2016
Level 3 Investments Only (Dollars in thousands)	SBA Servicing Rights	SBA Servicing Rights
Balance, January 1,	$646	$—
Additions	309	835
Payments	(156)	(42)
Decrease in fair value due to changes in valuation inputs or assumptions	(17)	(77)
Balance, September 30,	$782	$716

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

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2017	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$12,923	—	—	$12,923	$(90)
Other real estate owned	124	—	—	124	(12)

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2016	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$2,690	$—	$—	$2,690	$(55)
Other real estate owned	328	—	—	328	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At September 30, 2017		At December 31, 2016
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$477,016	$477,016	$287,046	$287,046
Securities available for sale	See previous table	369,210	369,210	451,544	451,544
Securities held to maturity	Level 2	558,659	557,892	602,529	597,785
FHLB stock	Level 3	23,210	23,210	21,231	21,231
Loans and leases, net	Level 3	3,988,815	3,981,086	3,965,332	3,969,172
Loans held for sale	Level 2	436	460	1,975	2,009
Mortgage servicing rights	Level 3	1,534	1,534	1,523	1,523
SBA servicing rights	Level 3	782	782	646	646
Interest rate swaps	Level 2	1,728	1,728	1,899	1,899
Accrued interest receivable	Level 3	16,883	16,883	16,635	16,635

Liabilities:
Checking, Money Market & Savings	Level 1	3,291,768	3,291,768	3,283,674	3,283,674
Certificates of Deposit	Level 2	879,150	875,064	874,514	871,275
Borrowed funds	Level 2	540,436	528,695	490,423	476,953
Interest rate swaps and other contracts	Level 2	1,728	1,728	1,852	1,852
Accrued interest payable	Level 2	2,909	2,909	2,763	2,763

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2017 and December 31, 2016 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its mortgage servicing rights (“MSRs”).  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of September 30, 2017 and September 30, 2016, the Company serviced $133.4 million and $138.3 million of residential mortgage loans, respectively.  During the three and nine months ended September 30, 2017, the Company recognized servicing fee income of $83 thousand and $255 thousand, respectively, compared to $88 thousand and $264 thousand during the three and nine months ended September 30, 2016, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the nine months ended September 30, 2017 and 2016:

	Residential
	Mortgage Servicing Rights
	For the Nine Months Ended September 30,
Dollars in thousands	2017	2016

Balance, January 1,	$1,523	$1,349
Additions	122	109
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	38	(194)
Paydowns	(149)	(151)
Balance, September 30,	$1,534	$1,113

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At September 30, 2017, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 8.10%, a discount rate equal to 9.50% and an escrow earnings credit rate equal to 1.88%.  At September 30, 2016, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 14.56%, a discount rate equal to 9.00% and an escrow earnings credit rate equal to 1.14%.

At September 30, 2017 and September 30, 2016, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	September 30, 2017	September 30, 2016
Fair value of residential mortgage servicing rights	$1,534	$1,113

Weighted average life (years)	8.0 years	5.1 years

Prepayment speed	8.10%	14.56%
Effect on fair value of a 20% increase	$(113)	$(108)
Effect on fair value of a 10% increase	(59)	(57)
Effect on fair value of a 10% decrease	64	64
Effect on fair value of a 20% decrease	134	136

Discount rate	9.50%	9.00%
Effect on fair value of a 20% increase	$(132)	$(68)
Effect on fair value of a 10% increase	(69)	(35)
Effect on fair value of a 10% decrease	75	37
Effect on fair value of a 20% decrease	158	79

Escrow earnings credit	1.88%	1.14%
Effect on fair value of a 20% increase	$46	$20
Effect on fair value of a 10% increase	23	10
Effect on fair value of a 10% decrease	(23)	(10)
Effect on fair value of a 20% decrease	(46)	(20)

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

SBA Loans

The Company has elected the fair value measurement method to value its SBA loan servicing rights.  Under the fair value measurement method, the Company records its SBA loan servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period.  As of September 30, 2017 and September 30, 2016, the Company serviced $49.7 million and $44.2 million of SBA loans, respectively.  During the three and nine months ended September 30, 2017, the Company recognized servicing fee income of $115 thousand and $359 thousand, respectively, compared to $101 thousand and $191 thousand for the three and nine months ended September 30, 2016, respectively.

The following is an analysis of the activity in the Company’s SBA servicing rights for the nine months ended September 30, 2017 and September 30, 2016:

	SBA Servicing Rights
	For the Nine Months Ended September 30,
Dollars in thousands	2017	2016

Balance, January 1,	$646	$—
Additions	308	835
Decreases in fair value due to:
Changes in valuation input or assumptions	(17)	(77)
Paydowns	(155)	(42)
Balance, September 30,	$782	$716

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At September 30, 2017, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.87%, a discount rate equal to 13.00% and servicing expenses per loan of $1 thousand. At September 30, 2016, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.90%, a discount rate equal to 12.50% and servicing expenses per loan of $1 thousand.

At September 30, 2017 and September 30, 2016, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	SBA Servicing Rights	SBA Servicing Rights
(Dollars in thousands)	September 30, 2017	September 30, 2016
Fair value of SBA servicing rights	$782	$716

Weighted average life (years)	5.5 years	5.3 years

Prepayment speed	8.87%	8.90%
Effect on fair value of a 20% increase	$(45)	$(41)
Effect on fair value of a 10% increase	(23)	(21)
Effect on fair value of a 10% decrease	25	22
Effect on fair value of a 20% decrease	51	46

Discount rate	13.00%	12.50%
Effect on fair value of a 20% increase	$(62)	$(54)
Effect on fair value of a 10% increase	(33)	(28)
Effect on fair value of a 10% decrease	35	31
Effect on fair value of a 20% decrease	74	64

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2017, the Company had 28 interest rate swaps with an aggregate notional amount of $143.7 million related to this program.  During the three and nine months ended September 30, 2017, the Company recognized a net loss of $8 thousand and $49 thousand, respectively, compared to a net loss of $27 thousand and $43 thousand for the same periods in 2016 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The Company has entered into risk participation agreements with a notional value of $9.9 million and a fair value of $7 thousand as of September 30, 2017. During the three and nine months ended September 30, 2017, the Company recognized a net gain of $1 thousand and $3 thousand, respectively, compared to a net gain of $2 thousand and $30 thousand recognized during the three and nine months ended September 30, 2016, respectively, related to the risk participation agreements that are included as a component of services charges and other noninterest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2017 and December 31, 2016:

	Asset derivatives		Liability derivatives
As of September 30, 2017 (Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$71,825	$1,728	$71,825	$1,721
Risk participation agreements	—	—	9,891	7
Total derivatives	$71,825	$1,728	$81,716	$1,728

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2016 (dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$71,844	$1,899	$71,844	$1,843
Risk participation agreements	—	—	10,062	9
Total derivatives	$71,844	$1,899	$81,906	$1,852

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of September 30, 2017

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Assets (1)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Assets presented in the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$1,771	$—	$1,771	$—	$301	$1,470

Offsetting of Derivative Liabilities

As of September 30, 2017

				Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities (1)	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts of Liabilities presented in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$1,770	$—	$1,770	$—	$833	$937

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

As of September 30, 2017, the termination value of the interest rate swaps and risk participation agreements in a liability position was $1.8 million.  The Company has minimum collateral posting thresholds with its counterparty. At September 30, 2017, the Company had $833 thousand of securities pledged as collateral on interest rate swaps. Additionally, a counterparty posted collateral on interest rate swaps in the amount of $301 thousand at September 30, 2017.  If the Company had breached any of these provisions at September 30, 2017 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at September 30, 2017.

NOTE 22 — MERGER AND RESTRUCTURING CHARGES

In connection with the closing of the acquisition of Conestoga Bank during the second quarter of 2016, the Company announced the implementation of an expense management reduction program following a comprehensive review of the Company’s and Bank’s operating cost structure. Under the expense management reduction program, the Bank reduced salary and benefits expense.  Employees whose positions were eliminated as a result of the reduction in force received severance packages, which included outplacement services.  These charges are included in merger and restructuring charges, a component of non-interest expense, within the unaudited condensed consolidated statements of operations. During the nine months ended September 30, 2017, the Company did not accrue any additional merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s cost reduction plan.  A schedule of the current merger and restructuring accrual is summarized below as of September 30, 2017:

		Contract termination,
(Dollars in thousands)	Severance	merger and other costs	Total
Accrued at December 31, 2016	$545	$1,458	$2,003
Accrued during the nine months	—	—	—
Paid during the nine months	(426)	(1,196)	(1,622)
Accrued at September 30, 2017	$119	$262	$381

NOTE 23 — SUBSEQUENT EVENTS

On October 20, 2017, the Company announced a cash dividend of 6 cents per share, payable on or after November 9, 2017, to common shareholders of record at the close of business on October 30, 2017.

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

Our primary source of revenue is net interest income. Net interest income, which comprised 85.3% of our revenue for the nine months ended September 30, 2017, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

Our business results during 2017 were favorably impacted by the acquisition and integration of Conestoga Bank during the second quarter of 2016 which increased total loans by $518.6 million and total deposits by $588.4 million. The results of Conestoga Bank’s operations have been included in the

Company’s financial statements beginning on April 15, 2016, the date of the consummation of the acquisition.  Additionally, net organic loan growth coupled with the Conestoga Bank acquisition resulted in average interest earning assets increasing $501.3 million to $5.4 billion for the nine months ended September 30, 2017 from $4.9 billion for the same period one year ago.  This growth in average earning assets drove higher levels of net interest income and profitability.  Overall economic activity slowed in our markets during 2017 resulting in reduced loan demand.  During the nine months ended September 30, 2017, our loan portfolio increased $22.0 million, representing 0.73% annualized loan growth.  We experienced annualized growth of 4.0% in our commercial loan portfolio, which was offset by decreases in our consumer loans primarily as a result of the run-off of our discontinued indirect auto lending portfolio.  We remain focused on growing our commercial loan portfolio and leveraging our infrastructure to drive improved financial performance.

We recorded net income for the three and nine months ended September 30, 2017 of $9.4 million and $27.3 million, respectively, compared to net income of $10.1 million and $17.8 million, respectively, for the three and nine months ended September 30, 2016.

Net interest income increased $13.9 million, or 12.5%, to $124.9 million for the nine months ended September 30, 2017, compared to $111.0 million for the same period in 2016, primarily due to the Conestoga acquisition and net organic growth in our loan portfolio.

Net interest margin totaled 3.09% and 3.06% for the three and nine months ended September 30, 2017, compared to 3.08% and 3.00% for the same periods in 2016, respectively.  Net interest margin year over year has benefited from organic loan growth primarily in our commercial portfolio and the impact of the Conestoga Bank acquisition.

Our allowance for loan losses totaled $43.3 million, or 1.07% of total loans, as of September 30, 2017, compared to $43.4 million, or 1.06% of total loans, as of June 30, 2017, and $43.3 million, or 1.08% of total loans, as of December 31, 2016.

The Company purchased 703,800 shares under its previously announced stock repurchase plan during the nine months ended September 30, 2017. We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Following the second-step conversion, our capital levels increased and have remained strong with tangible capital to tangible assets totaling 15.34% at September 30, 2017, compared to 15.10% at December 31, 2016.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.3 million to $8.7 million for the nine months ended September 30, 2017. We also have approximately $35.8 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $3.6 million. In recent periods, we experienced improvement in our asset quality metrics including delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. As of September 30, 2017 and December 31, 2016, the balance of goodwill was $169.0 million and $169.1 million, respectively.

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

During the nine months ended September 30, 2017, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of September 30, 2017, we had net deferred tax assets totaling $43.4 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of September 30, 2017. Our net deferred tax asset of $43.4 million was determined based on the current enacted federal tax rate of 35%.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total assets increased $79.0 million, or 1.4%, to $5.82 billion at September 30, 2017, compared to $5.74 billion at December 31, 2016.  The increase in total assets was primarily due to an increase in cash and cash equivalents and loan growth, partially offset by a decline in investment securities.

Cash and cash equivalents increased $190.0 million to $477.0 million at September 30, 2017, from $287.0 million at December 31, 2016.  The increase in cash and cash equivalents was primarily driven by investment maturities and repayments and an increase in borrowed funds to meet projected future liquidity needs and secure lower funding rates.

Investments decreased $124.2 million, or 11.6%, to $951.1 million at September 30, 2017, compared to $1.08 billion at December 31, 2016, as we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in investments and growing our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans increased $22.0 million, or 0.73% annualized growth, to $4.03 billion at September 30, 2017, from $4.01 billion at December 31, 2016.  The increase in loans was primarily due to organic growth in our commercial real estate and residential real estate loan portfolios offset by an $89.4 million decrease in our consumer loan portfolio due primarily to a decrease in indirect auto loans resulting from our run-off of this portfolio segment.  As previously disclosed, we exited the indirect lending business in the first quarter of 2017.

Deposits increased $12.7 million, or 0.41% annualized growth, to $4.17 billion at September 30, 2017, from $4.16 billion at December 31, 2016.  Deposit growth was primarily achieved through organic core deposit growth of $33.0 million in savings accounts, partially offset by a decrease in interest bearing business checking accounts.

Borrowings increased $50.0 million to $540.4 million at September 30, 2017, and are being used as a low cost funding source to replace higher cost brokered CDs.

Stockholders’ equity increased $24.6 million, or 2.4%, to $1.04 billion at September 30, 2017, from $1.01 billion at December 31, 2016.  The increase in stockholders’ equity was primarily due to net income of $27.3 million as well as the issuance of 1,015,943 shares from the exercise of stock options resulting in an increase in additional paid in capital, partially offset by the declaration of cash dividends and stock repurchases during the first nine months of 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016

General — For the three months ended September 30, 2017, net income was $9.4 million, or $0.13 per diluted share, compared to $10.1 million, or $0.14 per diluted share, for the three months ended September 30, 2016. Net income for the three months ended September 30, 2016 included a $1.8 million gain on the sale of investment securities.

Net Interest Income — For the three months ended September 30, 2017, net interest income was $42.4 million, an increase of $2.4 million, or 5.9%, from the three months ended September 30, 2016. The increase in net interest income was primarily due to an increase in average interest earning assets of $284.7 million with growth occurring in our higher yielding loan portfolio.  The net interest margin totaled 3.09% for the three months ended September 30, 2017 as compared to 3.08% for the same period in 2016. During the three months ended September 30, 2017, the net interest margin was negatively impacted 11 basis points by higher cash levels due to slower than anticipated loan growth as average cash for the quarter totaled $388.0 million, an increase of $257.1 million from $130.9 million during the three months ended September 30, 2016.

Provision for Loan Losses — As a result of loan charge-offs during the quarter, we recorded a $750 thousand provision for loan losses during the three months ended September 30, 2017 compared to no provision for loan losses during the three months ended September 30, 2016.  Net charge-offs for the three months ended September 30, 2017 totaled $831 thousand, or 8 basis points annualized of average loans, compared to net charge-offs of $54 thousand, or 1 basis point annualized of average loans, in the same period in the prior year.

Non-accruing loans, excluding government guaranteed student loans, increased $8.7 million to $20.8 million at September 30, 2017 compared to $12.1 million at December 31, 2016.  Our ratio of non-performing assets to total assets, excluding government guaranteed student loans, increased to 0.36% at September 30, 2017 compared to 0.22% at December 31, 2016.  The increase in non-accruing loans can primarily be attributed to the downgrade to doubtful and change to non-accrual of a shared national credit during the first quarter of 2017 with an outstanding balance of $8.7 million as of September 30, 2017.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of September 30, 2017.

At September 30, 2017, the Bank’s allowance for loan losses totaled $43.3 million, or 1.07% of total loans, compared to $43.3 million, or 1.08% of total loans, at December 31, 2016.

Non-interest Income — For the three months ended September 30, 2017, non-interest income totaled $7.1 million, a decrease of $1.1 million, or 13.8%, from the three months ended September 30, 2016.  The decrease was primarily due to a $1.8 million investment gain recorded during the third quarter of 2016 from the sale of stock that we held in a financial institution that was acquired, and a $493 thousand swap fee earned on a commercial real estate loan recorded during the third quarter of 2016.  These decreases to non-interest income were partially offset by a $352 thousand net gain on the sale of $3.6 million of SBA loans recorded during the third quarter of 2017, a $518 thousand increase in limited partnership earnings, and a $178 thousand increase in interchange fee income.

Non-interest Expense — For the three months ended September 30, 2017, non-interest expense totaled $33.8 million, an increase of $576 thousand, or 1.7%, from the three months ended September 30, 2016.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $641 thousand due primarily to increased costs associated with equity awards granted under the 2016 Omnibus Incentive Plan as well as annual merit increases.

Income Taxes — For the three months ended September 30, 2017, we recorded a provision for income taxes of $5.5 million, reflecting an effective tax rate of 36.8%, compared to a provision for income taxes of $4.9 million, reflecting an effective tax rate of 32.8% for the three months ended September 30, 2016.  The increase in the effective tax rate for the three months ended September 30, 2017 compared to the same period a year ago is primarily due to non-deductible compensation and lower tax-exempt interest income.

The table on the following page summarizes average balances and average yields and costs for the three months ended September 30, 2017 and September 30, 2016.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended September 30,			Three Months Ended September 30,
	2017			2016
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment securities:
Overnight investments	$388,004	$1,239	1.25%	$130,881	$167	0.50%
Stock	23,211	273	4.66%	18,116	208	4.49%
Other investment securities	949,054	4,965	2.09%	1,156,412	6,017	2.08%
Total investment securities	1,360,269	6,477	1.90%	1,305,409	6,392	1.96%
Loans and leases:
Real estate loans
Residential	921,751	8,995	3.90%	821,959	8,309	4.04%
Non-residential	1,669,697	17,484	4.13%	1,489,970	14,829	3.92%
Total real estate	2,591,448	26,479	4.05%	2,311,929	23,138	3.97%
Business loans	441,004	5,070	4.51%	399,821	4,558	4.48%
Shared national credits- commercial business loans	206,532	1,686	3.20%	227,393	1,613	2.78%
Small business loans	97,778	1,305	5.24%	110,164	1,413	5.04%
Small business leases	136,641	1,925	5.64%	130,851	1,906	5.83%
Total business & small business loans and leases	881,955	9,986	4.46%	868,229	9,490	4.30%
Total business loans and leases	2,551,652	27,470	4.24%	2,358,199	24,319	4.06%
Personal loans	595,924	6,504	4.33%	659,356	7,017	4.23%
Total loans and leases, net of discount	4,069,327	42,969	4.18%	3,839,514	39,645	4.09%
Total interest earning assets	5,429,596	$49,446	3.61%	5,144,923	$46,037	3.55%
Non-interest earning assets	399,310			415,814
Total assets	$5,828,906			$5,560,737
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,302,019	$1,121	0.34%	$1,250,309	$1,072	0.34%
Money market accounts	439,045	395	0.36%	442,923	384	0.34%
Demand deposits	924,917	572	0.25%	874,955	528	0.24%
Demand deposits - Municipals	113,961	53	0.18%	127,623	60	0.19%
Certificates of deposit	875,292	2,519	1.14%	848,602	1,996	0.94%
Total interest-bearing deposits	3,655,234	4,660	0.51%	3,544,412	4,040	0.45%
Borrowings	540,488	2,400	1.74%	412,536	1,988	1.89%
Total interest-bearing liabilities	4,195,722	7,060	0.67%	3,956,948	6,028	0.61%
Non-interest-bearing deposits	530,256			503,501
Other non-interest-bearing liabilities	71,251			77,658
Total liabilities	4,797,229			4,538,107
Total stockholders’ equity	1,031,677			1,022,630
Total liabilities and stockholders’ equity	$5,828,906			$5,560,737
Net interest income		$42,386			$40,009
Interest rate spread			2.94%			2.94%
Net interest margin			3.09%			3.08%
Average interest-earning assets to average interest-bearing liabilities			129.41%			130.02%

Comparison of Operating Results for the Nine months ended September 30, 2017 and September 30, 2016

General — For the nine months ended September 30, 2017, net income was $27.3 million, or $0.37 per diluted share, compared to net income of $17.8 million, or $0.24 per diluted share, for the nine months ended September 30, 2016. Net income for the nine months ended September 30, 2016 included $8.8 million of merger and restructuring charges related to the acquisition of Conestoga Bank.

Net Interest Income — For the nine months ended September 30, 2017, Beneficial reported net interest income of $124.9 million, an increase of $13.9 million, or 12.5%, from the nine months ended September 30, 2016. The increase in net interest income was primarily due to the acquisition of Conestoga Bank during the second quarter of 2016 and strong organic loan growth, which resulted in higher interest earning assets of $501.3 million in 2017 compared to 2016.  Our net interest margin increased to 3.06% for the nine months ended September 30, 2017, from 3.00% for the same period in 2016.

Provision for Loan Losses — As a result of organic loan growth and net charge-offs recorded during the period, we recorded a $2.1 million provision for loan losses for the nine months ended September 30, 2017 compared to no provision for loan losses for the nine months ended September 30, 2016.

At September 30, 2017, the Bank’s allowance for loan losses totaled $43.3 million, or 1.07% of total loans, compared to $43.3 million, or 1.08% of total loans, at December 31, 2016.

Non-interest Income — For the nine months ended September 30, 2017, non-interest income totaled $21.6 million, an increase of $2.0 million, or 10.2%, from the nine months ended September 30, 2016.  The increase was primarily due to a $1.4 million net gain on the sale of $14.8 million of SBA loans recorded during the nine months ended September 30, 2017, a $921 thousand increase in limited partnership earnings, a $627 thousand increase in interchange fee income, a $394 thousand increase in income from other life insurance, and a $322 thousand increase in insurance and advisory commission and fee income.  These increases to non-interest income were partially offset by a $1.8 million investment gain recorded during the third quarter of 2016 from the sale of stock that we held in a financial institution that was acquired, and a $493 thousand swap fee earned on a commercial real estate loan recorded during the third quarter of 2016.

Non-interest Expense — For the nine months ended September 30, 2017, non-interest expense totaled $103.4 million, a decrease of $230 thousand, or 0.2%, from the nine months ended September 30, 2016. The decrease in non-interest expense was primarily due to $8.8 million of merger and restructuring charges related to the acquisition of Conestoga Bank and our April 2016 expense management reduction program recorded during the nine months ended September 30, 2016.  This decrease to non-interest expense was partially offset by an increase in salaries and employee benefits of $5.6 million and a $1.6 million increase in board fees due primarily to increased costs associated with equity awards granted under the 2016 Omnibus Incentive Plan as well as annual merit increases. The decrease in non-interest expense during the nine months ended September 30, 2017 was also offset by a $513 thousand increase in occupancy expense related to the acquisition of Conestoga Bank.

Income Taxes — For the nine months ended September 30, 2017, we recorded a provision for income taxes of $13.7 million, reflecting an effective tax rate of 33.5%, compared to a provision for income taxes of $9.1 million, reflecting an effective tax rate of 33.9%, for the nine months ended September 30, 2016.  The net reduction in the effective tax rate for the nine months ended September 30, 2017 compared to the same period a year ago was primarily lowered by the impact of excess tax benefits recorded to income tax expense in 2017 associated with stock based compensation, partially offset by non-deductible compensation and lower tax-exempt interest income.  Management believes the effective tax rate for the remainder of 2017 will likely remain closer to the 35.0% statutory tax rate.

The table on the following page summarizes average balances and average yields and costs for the nine months ended September 30, 2017 and September 30, 2016. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017			2016
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment securities:
Overnight investments	$331,117	$2,666	1.06%	$153,840	$588	0.50%
Stock	22,991	801	4.66%	13,859	470	4.45%
Other investment securities	985,607	15,248	2.06%	1,228,779	18,930	2.05%
Total investment securities	1,339,715	18,715	1.86%	1,396,478	19,988	1.91%
Loans and leases:
Real estate loans
Residential	903,798	26,683	3.94%	783,793	23,997	4.08%
Non-residential	1,664,615	51,398	4.09%	1,358,022	40,289	3.92%
Total real estate	2,568,413	78,081	4.03%	2,141,815	64,286	3.98%
Business loans	428,929	14,625	4.50%	321,339	10,897	4.47%
Shared national credits- commercial business loans	202,710	4,336	2.82%	221,157	4,659	2.77%
Small business loans	100,955	3,916	5.13%	96,709	3,597	4.90%
Small business leases	137,228	5,792	5.63%	79,744	3,517	5.88%
Total business & small business loans and leases	869,822	28,669	4.36%	718,949	22,670	4.15%
Total business loans and leases	2,534,437	80,067	4.18%	2,076,971	62,959	3.99%
Personal loans	627,789	19,917	4.24%	647,177	20,422	4.22%
Total loans and leases, net of discount	4,066,024	126,667	4.14%	3,507,941	107,378	4.06%
Total interest earning assets	5,405,739	$145,382	3.57%	4,904,419	$127,366	3.45%
Non-interest earning assets	402,431			396,502
Total assets	$5,808,170			$5,300,921
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,299,584	$3,313	0.34%	$1,217,281	$3,101	0.34%
Money market accounts	443,746	1,154	0.35%	454,335	1,181	0.35%
Demand deposits	918,441	1,664	0.24%	834,762	1,462	0.23%
Demand deposits - Municipals	121,604	180	0.20%	128,821	148	0.15%
Certificates of deposit	869,019	7,017	1.08%	766,045	5,510	0.96%
Total interest-bearing deposits	3,652,394	13,328	0.49%	3,401,244	11,402	0.45%
Borrowings	534,788	7,138	1.76%	307,977	4,940	2.14%
Total interest-bearing liabilities	4,187,182	20,466	0.65%	3,709,221	16,342	0.59%
Non-interest-bearing deposits	522,221			468,681
Other non-interest-bearing liabilities	72,456			78,710
Total liabilities	4,781,859			4,256,612
Total stockholders’ equity	1,026,311			1,044,309
Total liabilities and stockholders’ equity	$5,808,170			$5,300,921
Net interest income		$124,916			$111,024
Interest rate spread			2.92%			2.86%
Net interest margin			3.06%			3.00%
Average interest-earning assets to average interest-bearing liabilities			129.10%			132.22%

Asset Quality

Non-performing assets increased $8.1 million to $35.8 million at September 30, 2017, from $27.7 million at December 31, 2016. The ratio of non-performing assets to total assets increased to 0.62% at September 30, 2017, from 0.48% at December 31, 2016.   The increase in non-performing assets can primarily be attributed to the downgrade to doubtful and change to non-accrual of a shared national credit during the first quarter of 2017 with an outstanding balance of $8.7 million as of September 30, 2017.   The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of September 30, 2017.

ASSET QUALITY INDICATORS

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2017	2017	2016	2016

Non-performing assets:
Non-accruing loans	$20,788	$21,164	$12,069	$13,153
Accruing loans past due 90 days or more	14,912	16,111	14,843	19,259
Total non-performing loans	35,700	37,275	26,912	32,412

Real estate owned	124	300	821	1,486

Total non-performing assets	$35,824	$37,575	$27,733	$33,898

Non-performing loans to total loans and leases	0.89%	0.91%	0.67%	0.83%
Non-performing assets to total assets	0.62%	0.64%	0.48%	0.61%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.36%	0.37%	0.22%	0.26%
ALLL to total loans and leases	1.07%	1.06%	1.08%	1.14%
ALLL to non-performing loans	121.20%	116.30%	160.75%	137.19%
ALLL to non-performing loans, excluding government guaranteed student loans	208.15%	204.83%	358.45%	338.07%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $14.9 million and $14.8 million in government guaranteed student loans as of September 30, 2017 and December 31, 2016, respectively.  The increase in non-accruing loans can primarily be attributed to the downgrade to doubtful and change to non-accrual of a shared national credit during the first quarter of 2017 with an outstanding balance of $8.7 million as of September 30, 2017.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of September 30, 2017.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, and as a result, no specific valuation allowance was maintained at September 30, 2017 or December 31, 2016 for non-performing loans. If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2017			December 31, 2016
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$2,519,857	$38,890	1.54%	$2,446,487	$37,433	1.53%
Residential	932,447	1,526	0.16%	894,474	1,493	0.17%
Consumer	580,217	2,854	0.49%	669,607	4,335	0.65%
Total	$4,032,521	$43,270	1.07%	$4,010,568	$43,261	1.08%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of September 30, 2017, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $14.9 million and $14.8 million in government guaranteed student loans that were greater than 90 days delinquent and accruing at September 30, 2017 and December 31, 2016, respectively.

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

Commercial Loan Portfolio. The allowance for the commercial portfolio totaled $38.9 million at September 30, 2017 compared to $37.4 million at December 31, 2016.  The increase in the allowance was the result of organic growth particularly in our commercial real estate portfolio. The allowance for loan losses related to the commercial portfolio was 1.54% of commercial loans at September 30, 2017 compared to 1.53% at December 31, 2016.  We continue to experience low levels of delinquencies, commercial criticized and classified loans, and charge-offs. During the nine months ended September 30, 2017, an $8.7 million shared national credit was downgraded to doubtful and changed to non-accrual status.  The Company has reviewed the status of this shared national credit and determined that no charge off or specific reserves were required as of September 30, 2017. We believe the commercial reserves are adequate at September 30, 2017.

Residential Loans. The allowance for the residential loan portfolio was $1.5 million, or 0.16% of residential loans at September 30, 2017 compared to $1.5 million, or 0.17%, at December 31, 2016. We continue to experience consistently low levels of net charge-offs with this portfolio with 0.02% and 0.05% annualized losses during the nine months ended September 30, 2017 and 2016, respectively.  We believe the balance of residential reserves is appropriate given the continued low charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $2.9 million, or 0.49% of consumer loans, at September 30, 2017 compared to $4.3 million, or 0.65% of consumer loans, at December 31, 2016. The decrease in the allowance for loan losses within this portfolio is primarily due to continued low levels of net charge-offs and a decrease in consumer delinquencies during the nine months ended September 30, 2017. For the nine months ended September 30, 2017, net charge-offs totaled $510 thousand compared to $1.1 million for the nine months ended September 30, 2016. In addition, excluding government guaranteed student loans, total consumer delinquencies decreased $2.5 million, or 35.0%, to $4.7 million at September 30, 2017 from $7.2 million at December 31, 2016.  We believe the balance of consumer reserves is appropriate given continued low levels of charges offs and delinquencies.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $477.0 million, including overnight investments of $431.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $369.2 million at September 30, 2017. At September 30, 2017, we had $515.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.28 billion at September 30, 2017, compared to $3.27 billion at December 31, 2016. In addition, we use brokered certificates of deposit as a funding source of our asset base.  The Company primarily relies on its retail and commercial deposit base to fund the balance sheet.  Retail and commercial deposits are a typically a lower cost and more stable funding source than brokered deposits.  The Company also utilizes brokered certificates of deposit to fund a portion of the balance sheet subject to policy limits approved by the Company’s Board of Directors.  As of September 30, 2017 and December 31, 2016, the Company had $293.1 million, or 5.0% of total assets, and $285.8 million, or 5.0% of total assets, of brokered certificates of deposit, respectively.  For the three and nine months ended September 30, 2017, the cost of brokered certificates of deposit totaled 1.54% and 1.56%, respectively.

The Company utilizes different terms for the brokered certificates of deposit to minimize the refinancing risk that exists in any given year.  The Company has structured its brokered certificates of deposit to mature over a five year period.  The following table summarizes the outstanding balance of brokered certificates of deposit by calendar year of maturity for the period presented:

(Dollars in thousands)	September 30, 2017
Amounts mature in:
2018	$32,207
2019	66,077
2020	45,000
2021	99,790
2022	50,000
Total	$293,074

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

As of September 30, 2017 and December 31, 2016, aggregate wholesale funding totaled $788.8 million and $743.6 million, respectively. In addition, at September 30, 2017, we had arrangements to borrow up to $2.1 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On September 30, 2017, we had $515.0 million of advances outstanding and $20.0 million of future dated advances outstanding with the FHLB of Pittsburgh that will fund in the first quarter of 2018.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2017, the Bank had $688.9 million in loan commitments outstanding, which consisted of $9.3 million, $2.3 million, and $7.7 million in commercial loan, consumer loan, and small business commercial lease new funding commitments, respectively, $459.9 million in commercial and consumer unused lines of credit, $180.0 million of commitments to fund commercial construction and other advances, and $29.7 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2017 totaled $483.3 million, or 55.0% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2017.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at September 30, 2017:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed funds	$540,436	$20,000	$295,000	$200,000	$25,436
Commitments to fund new loans	19,336	19,336	—	—	—
Commitments to fund commercial construction and other advances	180,030	7,752	80,369	46,230	45,679
Unused lines of credit	459,885	216,381	91,499	35,247	116,758
Standby letters of credit	29,669	22,963	5,651	23	1,032
Operating lease obligations	57,208	6,193	12,333	10,844	27,838
Total	$1,286,564	$292,625	$484,852	$292,344	$216,743

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. On October 20, 2017, the Company announced a cash dividend of 6 cents per share, payable on or about November 9, 2017 to common shareholders of record at the close of business on October 30, 2017.  The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank. In 2016, the Company approved a share repurchase program of up to 10% of its outstanding common stock or 7,770,978 shares.  In 2016, the Company purchased 1,622,100 shares under this program. The Company repurchased 703,800 shares during the nine months ended September 30, 2017.  At September 30, 2017, the Company (stand-alone) had liquid assets of $91.8 million.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2017, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities.  As of September 30, 2017, approximately 94.9% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at September 30, 2017 approximately 2.5% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 2.6% of the investment portfolio was not rated.  Securities not rated consist of private placement municipal bonds, equities, FHLB stock and mutual funds.

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

During the quarter ended March 31, 2017, the Bank entered into one future borrowing arrangements with the FHLB of Pittsburgh to borrow $20.0 million at a fixed interest rate during the period from January 2018 through January 2022 to replace existing borrowings that will mature during this period, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the period ended September 30, 2017.

For the nine months ended September 30, 2017, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at September 30, 2017.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2017:

Basis point change in rates (Dollars in thousands)	-200	Base Forecast	+200
Net Interest Income at Risk:
Net Interest Income	$150,766	$163,646	$170,739
% change	(7.87)%		4.33%

Economic Value at Risk:
Equity	$1,072,251	$1,157,539	$1,141,725
% change	(7.37)%		(1.37)%

As of September 30, 2017, based on the scenarios above, net interest income at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining rate environment.

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

Overall, our September 30, 2017 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its Directors have been named in a lawsuit regarding compensation levels of Directors in connection with equity awards granted during the second quarter of 2016 under the 2016 Omnibus Incentive Plan. The Defendants believe the lawsuit is without merit and intend to vigorously defend it.

Aside from the litigation discussed above, the Company is involved in routine legal proceedings in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2017.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31	2,649	(2)	$14.75	2,500	5,642,778
August 1-31	122,200		$14.69	122,200	5,520,578
September 1-30	75,500		$14.64	75,500	5,445,078

(1)         On July 21, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 7,770,978 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

(2)         Includes 149 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: October 26, 2017	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: October 26, 2017	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)