Form 10-K
period 2017-12-31
Beneficial Bancorp Inc.
filed 2018-02-28
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.”  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large Accelerated Filer ☒	Accelerated Filer ☐	Emerging Growth Company ☐
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 7(a)(2)(B) of the Securities Act ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 was approximately $1.1 billion.  As of February 28, 2018, there were 75,493,162 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Note on Forward-Looking Statements

This report contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on Beneficial Bancorp’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in our market area, as well as nationwide, our ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation and tax laws. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Beneficial Bancorp assumes no obligation to update any forward-looking statements.

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

Beneficial Bank was founded in 1853. Since we were founded, we have served the financial needs of our depositors and the local community as a community-minded, customer service-focused institution. We offer traditional financial services to consumers and businesses in our market areas. We attract deposits from the general public and use those funds to originate a variety of loans, including commercial real estate loans, commercial business loans, equipment financing and leasing, one- to four-family real estate loans, consumer loans, home equity loans and construction loans. We offer insurance brokerage services through our wholly owned subsidiary, Beneficial Insurance Services, LLC.

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

On April 14, 2016, the Company completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company, Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and subsequently merged Conestoga Bank with and into Beneficial Bank. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Income for the period beginning on April 15, 2016, the date of the acquisition, through December 31, 2017.  The acquisition of Conestoga Bank increased the Company’s market share in southeastern Pennsylvania and provided Beneficial Bank with new branches in Blue Bell, Chester Springs, Feasterville, Media, Wayne and Philadelphia, Pennsylvania.

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

During the year ended December 31, 2017, the Company formed Neumann Finance Company (“Neumann”), a majority owned subsidiary equipment leasing company, named after the Bank’s pioneering founder, Saint John Neumann. Neumann is focused on providing financing products and services to businesses nationwide and targets various equipment categories including technology, software, office, medical and other areas.

Market Area

We are headquartered in Philadelphia, Pennsylvania. We currently operate 38 full-service banking offices in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties, Pennsylvania and 23 full-service banking offices in Burlington, Gloucester, and Camden Counties, New Jersey. We operate two lending offices in Montgomery and Delaware Counties, Pennsylvania.  We also operate one leasing office in Chester County, Pennsylvania. In addition, Beneficial Insurance Services, LLC, operates one office in Montgomery County, Pennsylvania, and provides property, causality, life, health and professional liability insurance to our customers. We regularly evaluate our network of banking offices to optimize the penetration in our market area. We will occasionally open or consolidate banking offices.

Philadelphia is the seventh largest metropolitan region in the United States and home to 66 colleges and universities. Traditionally, the economy of the Philadelphia metropolitan area was driven by the manufacturing and distribution sectors. However, the region has evolved into a more diverse economy geared toward information and service-based businesses. Currently, the leading employment sectors in the region are (1) educational and health services; (2) transportation, trade and utilities services; (3) professional and business services; and (4) due to the region’s numerous historic attractions, leisure and hospitality services. The region’s leading employers include Jefferson Health System, the University of Pennsylvania Health System, Merck & Company, Inc. and Comcast Corporation. The Philadelphia metropolitan area has also evolved into one of the major corporate centers in the United States due to its geographic location, access to transportation, significant number of educational facilities to supply technical talent and available land for corporate and industrial development. The Philadelphia metropolitan area is currently home to 16 Fortune 500 companies, including AmerisourceBergen, Comcast, PPL, DuPont, Aramark and Lincoln National.

According to a 2016 census estimate, the population of our eight-county primary retail market area totaled approximately 5.3 million. Overall, the eight counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections. The unemployment rate, seasonally adjusted, for the Philadelphia metropolitan area totaled 4.7% in December 2017, which was higher than the national unemployment rate of 4.1% in December 2017.

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

Our competition for loans comes primarily from the competitors referenced above and other regional and local community banks, thrifts and credit unions and from other financial service providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial service companies participating in the mortgage market, such as insurance companies, securities companies and specialty finance companies. We have also seen an increasing number of FINTECH companies that are focused on consumer and small business lending that are not subject to the same regulatory oversight as banks.  These companies have introduced a number of technology solutions threatening to disrupt traditional lending channels.

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

Lending Activities

We offer a variety of loans and leases including commercial, residential and consumer loan products. Our commercial loan and lease portfolio includes business loans, small business leases, commercial real estate loans and commercial construction loans. Our residential loan portfolio includes one- to four-family residential real estate loans. Our consumer loan portfolio primarily includes home equity loans and lines of credit, automobile loans, personal, and educational loans.

We intend to continue to emphasize commercial and small business lending and remain focused on commercial real estate lending. We will continue to proactively monitor and manage existing credit relationships. We continue to invest in our credit risk management and lending staff and processes to position Beneficial Bank for future growth. Specifically, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts.

Commercial Real Estate Loans. At December 31, 2017, commercial real estate loans totaled $1.58 billion, or 39.2% of our total loan and lease portfolio. This portfolio is comprised of loans for the acquisition (purchase), financing and/or refinancing of commercial real estate and the financing of income-producing real estate. Income-producing real estate includes real estate held for lease to third parties and nonresidential real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third parties. The commercial real estate portfolio includes loans to finance office buildings, apartment buildings, shopping centers, hotels, motels, dormitories, nursing homes, assisted-living facilities, mini-storage warehouse facilities and similar non-owner-occupied properties.

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

At December 31, 2017, the commercial real estate portfolio included one $25.0 million shared national credit.

As of December 31, 2017, our largest commercial real estate loan was a $41.9 million loan for an upscale hotel in Avalon, New Jersey. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2017.

Commercial Business Loans. At December 31, 2017, commercial business loans totaled $670.1 million, or 16.6% of our total loan and lease portfolio.

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

Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Effective January 1, 2018, the federal banking agencies have changed the aggregate loan commitment threshold for inclusion in the shared national credit program from $20 million to $100 million.  Included in our shared national credit portfolio are purchased participations and assignments in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets. Even though we intend to hold these loans in our portfolio, we actively monitor the secondary market for these types of loans to ensure that we maintain flexibility to sell such loans in the event of deteriorating credit quality. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30%. We may reevaluate these limits in future periods.

Shared national credit loans are typically variable rate with terms ranging from one to seven years. At December 31, 2017, shared national credits totaled $173.5 million, which included $77.3 million of leveraged lending transactions. All of these loans were classified as pass rated as of December 31, 2017 as all payments are current and the loans are performing in accordance with their contractual terms, with the exception of one loan that totaled $8.0 million that is classified as non-accrual that the Company has evaluated and for which it has recorded a $1.5 million specific valuation allowance.

At December 31, 2017, our largest commercial business loan was a $30.0 million shared national credit. The loan was performing in accordance with its original terms at December 31, 2017.

Commercial Small Business Leases. At December 31, 2017, commercial small business leases totaled $141.3 million, or 3.5% of our total loan and lease portfolio.

This portfolio is comprised of small business finance leases. Primary production has been focused on equipment for medical and veterinary businesses with smaller ticket leases with shorter terms.  The average small business lease amount and lease term was $22 thousand and 4.6 years as of December 31, 2017.

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

Construction Loans. At December 31, 2017, commercial and residential construction loans totaled $146.6 million, or 3.6% of our total loan and lease portfolio.

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

At December 31, 2017, our largest commercial construction loan was a $25.7 million loan for the improvement of a retail shopping center located in Brookhaven, Pennsylvania. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2017.

One- to Four-Family Residential Loans. At December 31, 2017, one- to four-family residential loans totaled $943.6 million, or 23.4% of our total loan and lease portfolio.

We offer fixed-rate and adjustable-rate residential mortgage loans. We offer fixed-rate mortgage loans with terms of up to 30 years. Approximately 95.3% of our outstanding residential mortgage loans were fixed rate loans at December 31, 2017. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index or LIBOR. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2017, floating or adjustable rate mortgage loans totaled approximately $44.4 million and fixed rate mortgage loans totaled approximately $899.2 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. However, we do offer loans with loan-to-value ratios of up to 100% under a special low income loan program, which consisted of $16.3 million in loans as of December 31, 2017. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first-time home owner loan program.  The balance of one- to four-family residential loans with an original loan-to-value equal to 97% or more was $7.5 million as of December 31, 2017.  We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our board of directors. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Home Equity Loans and Equity Lines of Credit. At December 31, 2017, home equity loans and equity lines of credit totaled $228.1 million, or 5.7% of our total loan and lease portfolio.

We offer consumer home equity loans and equity lines of credit that are secured by one- to four-family residential real estate, where Beneficial Bank may be in a first or second lien position. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. We require flood insurance on all home equity loans and equity lines of credit.  Home equity loans have fixed-rates of interest and are originated with terms of generally up to 15 years with some exceptions up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity lines of credit can have repayment schedules of both principal and interest or interest only paid monthly. We hold a first mortgage position on approximately 57.4% of the homes that secured our home equity loans and lines of credit at December 31, 2017.

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

Consumer Personal Loans. At December 31, 2017, consumer personal loans totaled $17.3 million, or 0.4% of our total loan and lease portfolio.

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

Consumer Education Loans. At December 31, 2017, consumer education loans totaled $147.6 million, or 3.7% of our total loan and lease portfolio. Our consumer education loans are unsecured but are generally 98% government guaranteed. These loans are serviced by the Pennsylvania Higher Education Assistance Agency and Navient (formerly Sallie Mae). Our consumer education loan portfolio was previously purchased. We do not except to purchase or originate more of these types of loans. Thus, we expect this portfolio to decrease as these loans continue to be paid down.

Automobile Loans. At December 31, 2017, automobile loans that we originated totaled $157.7 million, or 3.9% of our total loan and lease portfolio. These loans are secured by new and used automobiles. The majority of the loans in this portfolio are indirect automobile loans. These loans have fixed interest rates and generally have terms up to 84 months. These loans have loan-to-value ratios of up to 120% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors. During 2017, we discontinued offering indirect auto loans as other lending channels provided higher levels of profitability and returns on capital.

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

Commercial Small Business Leases. Commercial small business leases are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial small business leases may depend substantially on the success of the business itself. Further, any collateral securing such leases may depreciate over time, may be difficult to appraise and may fluctuate in value.  However these leases tend to be significantly smaller than commercial real estate and commercial business loans with shorter average terms.

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

Residential Real Estate Loans. Loans made for the purchase of one- to four- family residential loans generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and are secured by real property with ascertainable fair values.  Because these loans tend to carry a fixed interest rate and have terms as long as 30 years, the Company can be adversely impacted if interest rates increase.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. Although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on such loans.

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

We also purchase loans and enter into loan participations with other financial institutions to supplement our lending portfolio. There were no purchases of participations in loan portfolios originated by other financial institutions during the year ended December 31, 2017. During the year ended December 31, 2016, the Company purchased a total of $117.5 million of participations in loan portfolios in multi-family commercial real estate loans originated by other financial institutions.  All of these loans are in our markets and meet our underwriting standards. These purchases were generally funded by the cash proceeds held by the Bank from the second-step conversion completed January 12, 2015.  Loan participations totaled $596.3 million at December 31, 2017 and are primarily comprised of commercial real estate and commercial and industrial loans. A portion of our participation loans are shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. As of December 31, 2017 and December 31, 2016, the balance of Beneficial Bank’s outstanding purchased shared national credits was $199.5 million and $234.1 million, respectively. See “—Lending Activities—Commercial Business Loans.” Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2017, our regulatory limit on loans to one borrower was $150.7 million. Beneficial Bank’s internal lending limits are lower than the levels permitted by regulation and at December 31, 2017, the total exposure with our largest lending relationship was $55.1 million, which is the total of the amount outstanding and committed for a group of seven commercial real estate loans. These loans were performing in accordance with their original terms at December 31, 2017.

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

Brokered Certificates of Deposit. We will use brokered certificates of deposit to extend the maturity of our deposits and limit interest rate risk in our deposit portfolio. We generally limit our use of brokered certificates of deposit to 10% or less of total deposits. At December 31, 2017, our brokered certificates of deposits totaled $285.6 million and represented approximately 6.9% of total deposits.

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also have the ability to utilize overnight repurchase agreements and securities sold under agreements to repurchase, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) notes and government agency mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one- to four-family real estate mortgage loans. At December 31, 2017, we had combined maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia of $2.1 billion.

Personnel

As of December 31, 2017, we had 765 full-time employees and 14 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Beneficial Insurance Services, LLC is a Pennsylvania limited liability company formed in 2004 and is wholly owned by Beneficial Bank. In 2005, Beneficial Insurance Services, LLC provides property, casualty, life, health and benefits insurance services to individuals and businesses.

Beneficial Advisors, LLC, which is wholly owned by Beneficial Bank, is a Pennsylvania limited liability company formed in 2000 to offer wealth management services and investment and insurance related products, including, but not limited to, fixed- and variable-rate annuities and the sale of mutual funds and securities through a third party broker dealer. We decided to cease the operations of Beneficial Advisors, LLC effective the first quarter of 2018.

Neumann Corporation, which was formed in 1990, is a Delaware investment holding company that holds title to various securities and other investments. Neumann Corporation is 100% owned by Beneficial Bank. At December 31, 2017, Neumann Corporation held $550.6 million in assets.

Neumann Finance Company, which was formed in 2017 to originate small business leases, is a New Jersey corporation. Neumann Finance Company is majority owned by Beneficial Bank.  The Bank concluded that the entity meets the definition of a variable interest entity and that the Bank is the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into the Company’s financial statements as of December 31, 2017.  Non-controlling interest at December 31, 2017 was comprised of capital and undistributed losses of the shareholders of Neumann Finance Company, other than the Bank. Non-controlling interest on our consolidated balance sheet at December 31, 2017 totaled $592 thousand.  At December 31, 2017, Neumann Finance Company held $4.7 million in assets.

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

Effective as of December 23, 2016, the Company elected to become a financial holding company under the Bank Holding Company Act of 1956, as amended.  As a financial holding company, the Company may engage in a broader array of financial activities than previously permitted, such as insurance underwriting and investment banking, and is subject to regulation, examination and supervision by the Federal Reserve Board.  Prior to December 23, 2016, the Company was a bank holding company that was subject to regulation, examination and supervision by the Federal Reserve Board.

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

As of December 31, 2017, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

Restrictions on Dividends. The Company’s ability to declare and pay dividends may depend in part on dividends received from the Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and provides that dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless shareholders’ equity is at least equal to contributed capital. The Company paid cash dividends on its common stock totaling $0.24 per share during the year ended December 31, 2017.

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

Under the current prompt corrective action capital guidelines, an institution is deemed to be “well capitalized” if it has (1) a common equity Tier 1 capital ratio of 6.5%; (2) a Tier 1 capital ratio of 8%; (3) a total capital ratio of 10%; and (4) a Tier 1 leverage ratio of 5%. An institution is deemed to be “adequately capitalized” if it has (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of less than 4.5%; and (4) a Tier 1 leverage ratio of 4%. An institution is deemed to be “undercapitalized” if it has (1) a common equity Tier 1 capital ratio of less than 4.5%; (2) a Tier 1 capital ratio of less than 6%; (3) a total capital ratio of less than 8%; and (4) a Tier 1 leverage ratio of less than 4%.  An institution is deemed to be “significantly undercapitalized” if it has (1) a common equity Tier 1 capital ratio of less than 3%; (2) a Tier 1 capital ratio of less than 4%; (3) a total capital ratio of less than 6%; and (4) a Tier 1 leverage ratio of less than 3%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2017, the Company and the Bank met the conditions to be classified as a “well capitalized” institution.

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

Investments and Activities. Under federal law, all state-chartered banks insured by the FDIC have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of December 31, 2017, the Bank held no marketable equity securities under such grandfathering authority.

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

On June 30, 2016, the Deposit Insurance Fund’s designated reserve ratio rose to 1.17% from 1.13% on March 31, 2016.  FDIC regulations provided for three changes to deposit insurance assessments the quarter after the designated reserve ratio reaches or surpasses 1.15%.  As a result, effective July 1, 2016, (1) the range of initial assessment rates for all institutions declined based on final rules approve by the FDIC in February 2011 and April 2016; (2) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) began to be assessed by the FDIC; and (3) a revised method to calculate risk-based assessment rates for established small banks became applicable pursuant to a final rule approved by the FDIC in April 2016.  The surcharge on large banks, which equals 4.5 basis points of the institution’s deposit insurance assessment base, is in effect for assessments billed after the designated reserve ratio reaches 1.15%, and will continue until the reserve ratio reaches or exceeds 1.35% but no later than December 31, 2018.  As a result of these changes in deposit insurance assessments, the Company’s deposit insurance assessments decreased by $311 thousand during the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At December 31, 2017, Beneficial Bank had a maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh of $2.0 billion of which it had $515.0 million in outstanding advances and $20.0 million in future dated advances outstanding. The balance remaining of $1.5 billion is our unused borrowing capacity with the Federal Home Loan Bank at December 31, 2017. Beneficial Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Beneficial Bank was in compliance with requirements for the Federal Home Loan Bank of Pittsburgh with an investment of $23.2 million at December 31, 2017.

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

A bank or financial holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (1) making or servicing loans; (2) performing certain data processing services; (3) providing discount brokerage services; (4) acting as fiduciary, investment or financial advisor; (5) leasing personal or real property; (6) making investments in corporations or projects designed primarily to promote community welfare; and (7) acquiring a savings and loan association.

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

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. H.R. 1 (originally known as the “Tax Cuts and Jobs Act”) was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.  Under ASC 740, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income.  The Company re-measured its net deferred tax assets at the current 21% federal corporate tax rate and, as a result, the Company recorded $13.1 million of additional income tax expense during the year ended December 31, 2017.

The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The 2014 to 2016 tax years remain subject to examination by the Internal Revenue Service.  For 2017, the Company’s maximum federal income tax rate was 35%.  As a result of the passage of H.R. 1, the Company’s maximum federal income tax rate will be 21% in 2018 and future periods.

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

Bad Debt Reserves. For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for non-qualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and required savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves as of December 31, 1987. Approximately $1.4 million of income tax related to our accumulated bad debt reserves would not be recognized unless Beneficial Bank makes a “non-dividend distribution” to Beneficial Bancorp as described below.

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

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if Beneficial Bank makes a non-dividend distribution to Beneficial Bancorp, approximately one and one-quarter times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 21% federal corporate income tax rate. Beneficial Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

State, City and Local Taxation

Beneficial Bank is a savings bank conducting business in Pennsylvania (PA), New Jersey (NJ) and Philadelphia (PHL), and is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax (“MTIT”) Act, New Jersey’s Corporation Business Tax, and the City of Philadelphia Business Privilege Tax. The MTIT is a tax upon separately stated net book income, determined in accordance with generally accepted accounting principles with certain adjustments. The MTIT tax rate is 11.5%. Net operating losses, if any, can be carried forward a maximum of three years for MTIT purposes. New Jersey’s Corporation Business Tax is calculated based on separate company apportioned taxable income, where taxable income is determined based on federal taxable income, subject to certain state adjustments and modifications. The New Jersey corporate income tax rate is 9.0%. Net operating losses may be carried forward for twenty years following the tax year for which they were first reported. The City of Philadelphia Business Privilege Tax is a tax upon net income (6.35%) or taxable gross receipts (.14%) imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts.  The tax years 2013 through 2016 remain subject to examination by various state and local taxing authorities.

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

Executive Officers

Our executive officers are elected annually by the board of directors and serve at the board’s discretion. The following individuals currently serve as executive officers of the Company and the Bank:

Name	Position
Gerard P. Cuddy	President and Chief Executive Officer of Beneficial Bancorp and Beneficial Bank
Joseph V. Canosa	Executive Vice President and Chief Credit Officer of Beneficial Bank
Thomas D. Cestare	Executive Vice President and Chief Financial Officer of Beneficial Bancorp and Beneficial Bank
Pamela M. Cyr	Executive Vice President and Chief Retail Banking Officer of Beneficial Bank
Martin F. Gallagher	Executive Vice President and Chief Lending Officer of Beneficial Bank
Joanne R. Ryder	Executive Vice President and Chief Administration Officer of Beneficial Bank

Below is information regarding our executive officers. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2017.

Gerard P. Cuddy has served as President and Chief Executive Officer since 2006. From May 2005 to November 2006, Mr. Cuddy was a senior lender at Commerce Bank. From 2002 to 2005, Mr. Cuddy served as a Senior Vice President of Fleet/Bank of America. Before his service with Fleet/Bank of America, Mr. Cuddy held senior management positions with First Union National Bank and Citigroup. Age 58.

Joseph V. Canosa was named Executive Vice President in February 2018.  Mr. Canosa joined Beneficial Bank in 2014 as a Senior Credit Officer and was appointed Chief Credit Officer in 2016.  Before that time, Mr. Canosa served as Senior Vice President and Senior Credit Officer of Sun National Bank. Age 56.

Thomas D. Cestare joined Beneficial Bank as Executive Vice President and Chief Financial Officer of Beneficial Bank in July 2010. Before joining Beneficial Bancorp and Beneficial Bank, Mr. Cestare served as Executive Vice President and Chief Accounting Officer of Sovereign Bancorp. Mr. Cestare is a certified public accountant who was a partner with the public accounting firm of KPMG LLP before joining Sovereign Bancorp in 2005. Age 49.

Pamela M. Cyr has served as Executive Vice President and Chief Retail Banking Officer since June 2012. Ms. Cyr is the former President and Chief Executive Officer of SE Financial Corp. Age 50.

Martin F. Gallagher has served as Executive Vice President and Chief Lending Officer of Beneficial Bank since February 2015.  Mr. Gallagher joined Beneficial in 2011 to build the Bank’s commercial lending business while enhancing the Bank’s overall credit approach.  He was named Chief Credit Officer in 2012, overseeing credit, portfolio management, and special assets/workout. Before that time, Mr. Gallagher managed and developed commercial banking portfolios for Bryn Mawr Trust Company and National Penn Bank. Age 61.

Joanne R. Ryder has served as Executive Vice President and Chief Administration Officer since April 2015. Ms. Ryder joined Beneficial Bank in July 2007 and was named Executive Vice President and Director of Brand & Strategy in January 2012. Before that time, Ms. Ryder served as Vice President, Field Marketing Manager at Commerce Bank. Age 43.

Item 1A.            RISK FACTORS

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. At December 31, 2017, we were asset sensitive and would benefit from an increase in interest rates.  In the event of a 200 basis point increase in interest rates, we would expect to experience a 4.4% increase in net interest income. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results.

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

At December 31, 2017, $1.58 billion, or 39.2%, of our loan portfolio consisted of commercial real estate loans, $670.1 million, or 16.6%, of our loan portfolio consisted of commercial business loans, and $146.6 million, or 3.6%, of our loan portfolio consisted of commercial construction loans, including loans for the acquisition and development of property. At December 31, 2017, we had a total of 37 land acquisition and development loans totaling $117.1 million included primarily in commercial real estate and commercial construction loans, which consist of 14 residential land acquisition and development loans totaling $52.8 million and 23 commercial land acquisition and development loans totaling $64.3 million. We are committed to growing our commercial banking business and, over the past few years, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. We expect to continue to look for additional qualified lenders to further accelerate our commercial loan growth.

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

Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Effective January 1, 2018, the federal banking agencies have changed the aggregate loan commitment threshold for inclusion in the shared national credit program from $20 million to $100 million.  Included in our shared national credit portfolio are purchased participations and assignments in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets. Even though we intend to hold these loans in our portfolio, we actively monitor the secondary market for these types of loans to ensure that we maintain flexibility to sell such loans in the event of deteriorating credit quality. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30%. However, we may reevaluate these limits in future periods.  At December 31, 2017, shared national credits totaled $199.5 million, which included $77.3 million of leveraged lending transactions.

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

At December 31, 2017, $943.6 million, or 23.4% of our loan portfolio, consisted of one- to four-family residential real estate loans and $228.1 million, or 5.7% of our loan portfolio, consisted of home equity loans and lines of credit. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new multi-family, commercial real estate, residential mortgage, and home equity loan originations and increased delinquencies and defaults in our real estate loan portfolio.

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

Our results of operations are substantially dependent on our net interest income. At December 31, 2017, 24.6% of our assets were invested in investment securities, overnight investments and cash and due from banks. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

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

We hold goodwill, an intangible asset, that could be classified as impaired in the future. If goodwill is considered to be either partially or fully impaired in the future, our earnings and the book value of goodwill would decrease.

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

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, such as Pennsylvania and New Jersey. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

As of December 31, 2017, we had net deferred tax assets totaling $23.0 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2017. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements. Our net deferred tax asset of $23.0 million was determined based on the current enacted federal tax rate of 21%.  The passage of the H.R. 1 Act in December 2017 lowered the federal corporate tax rate to 21% from 35%.  The Company re-measured its net deferred tax assets at the current 21% federal corporate tax rate and, as a result, the Company recorded $13.1 million of additional income tax expense during the year ended December 31, 2017.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

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

Item 1B.            UNRESOLVED STAFF COMMENTS

None.

Item 2.                     PROPERTIES

We conduct our business through our headquarters located at 1818 Market Street, Philadelphia, PA and 61 branch offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington, Camden and Gloucester Counties in New Jersey. We own 32 properties and lease the other 29 properties. In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, nine offices in Montgomery County, 15 offices in Philadelphia County and three offices in Chester County. In New Jersey, we serve our customers through our 18 offices in Burlington County, four offices in Camden County and one office in Gloucester County. We operate one leasing office in Chester County, Pennsylvania.  In addition, Beneficial Insurance Services, LLC operates one office in Montgomery County, Pennsylvania. All branches and offices are adequate for business operation.

During the year ended December 31, 2017, the Company formed Neumann Finance Company (“Neumann”), a majority owned subsidiary equipment leasing company that operates from a leased office located in Philadelphia, Pennsylvania.

Item 3.                     LEGAL PROCEEDINGS

The Company and its directors have been named in a lawsuit filed in Maryland state circuit court regarding compensation levels of directors in connection with equity awards granted in the second quarter of 2016 under the Company’s 2016 Omnibus Incentive Plan. The defendants believe the lawsuit, alleging breach of fiduciary duty and unjust enrichment under Maryland law, is without merit and intend to vigorously defend it.

Aside from the litigation discussed above, Beneficial Bancorp and Beneficial Bank are involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

Item 4.                     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “BNCL.” As of February 28, 2018, the Company had approximately 2,840 holders of record of common stock.

The following table sets forth high and low sales prices for Beneficial Bancorp’s common stock for the periods indicated. Beneficial Bancorp paid dividends of 24 cents per share for the year ended December 31, 2017.  Beneficial Bancorp paid dividends of 6 cents per share in the third and fourth quarters of 2016 but did not pay dividends for the first and second quarters of 2016.

2017:	High	Low

First Quarter	$18.28	$15.73
Second Quarter	$16.67	$14.24
Third Quarter	$16.69	$14.50
Fourth Quarter	$17.40	$15.40

2016:	High	Low

First Quarter	$13.66	$12.33
Second Quarter	$13.88	$12.48
Third Quarter	$15.04	$12.33
Fourth Quarter	$19.00	$14.35

Stock Performance Graph

The following graph provided by SNL Financial compares the cumulative total return of the Company’s common stock with the cumulative total return of the SNL Mid-Atlantic Thrift Index and the Index for the Nasdaq Stock Market (U.S. Companies, all Standard Industrial Classification, (“SIC”)).  The graph assumes $100 was invested on December 31, 2012, the first day of trading of the Company’s common stock.  Cumulative total return assumes reinvestment of all dividends.  The performance graph is being furnished solely to accompany this report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Beneficial Bancorp, Inc.	100.00	114.95	129.16	154.22	214.85	194.92
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Mid-Atlantic Thrift Index	100.00	130.06	137.76	152.29	182.99	178.27

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

On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2017, the Company purchased 703,800 shares under the second stock repurchase plan.

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1-31	—	—	—	5,445,078
November 1-30	—	—	—	5,445,078
December 1-31	—	—	—	5,445,078

(1)         On July 21, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 7,770,978 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

Item 6.                     SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

At and For the Year Ended December 31, (Dollars in thousands, except per share amounts)	2017	2016	2015	2014	2013

Financial Condition Data:
Total assets	$5,798,828	$5,738,593	$4,826,695	$4,751,522	$4,583,413
Cash and cash equivalents	557,615	287,046	233,920	534,015	355,683
Investment securities available-for-sale	310,308	451,544	655,162	757,834	1,034,180
Investment securities held-to-maturity	537,302	602,529	696,310	727,755	528,829
Loans and leases receivable, net	3,990,863	3,967,307	2,895,946	2,371,091	2,286,158
Deposits	4,150,493	4,158,188	3,451,923	3,879,709	3,660,016
Federal Home Loan Bank advances	515,000	465,000	165,000	165,000	195,000
Other borrowed funds	25,439	25,423	25,405	25,388	55,370
Noncontrolling Interest*	592	—	—	—	—
Beneficial Bancorp, Inc. stockholders’ equity	1,034,298	1,013,756	1,115,546	610,894	615,146

Operating Data:
Interest income	$197,868	$173,793	$143,339	$139,305	$149,376
Interest expense	28,000	22,876	19,117	21,881	25,640
Net interest income	169,868	150,917	124,222	117,424	123,736
Provision for loan and lease losses	3,118	485	(3,600)	200	13,000
Net interest income after provision for loan and lease losses	166,750	150,432	127,822	117,224	110,736
Non-interest income	28,765	27,805	24,284	24,783	25,125
Non-interest expenses	138,797	139,124	118,488	118,251	120,688
Income before income taxes	56,718	39,113	33,618	23,756	15,173
Income tax expense	32,794	13,644	10,725	5,723	2,595
Consolidated net income	23,924	25,469	22,893	18,033	12,578
Net Income attributable to noncontrolling interest*	(8)	—	—	—	—
Net income attributable to Beneficial Bancorp Inc.	$23,932	$25,469	$22,893	$18,033	$12,578

Average common shares outstanding — Basic	70,574,037	71,902,158	78,513,929	80,701,991	83,417,947
Average common shares outstanding — Diluted	71,167,475	72,632,437	79,276,984	81,379,981	83,686,329
Net income earnings per share - Basic	$0.33	$0.34	$0.29	$0.22	$0.15
Net income earnings per share — Diluted	$0.32	$0.34	$0.29	$0.22	$0.15
Dividends declared per share	$0.24	$0.12	$—	$—	$—

* - Noncontrolling interest relates to the majority owned subsidiary equipment leasing company, Neumann Finance Company, formed during the year ended December 31, 2017.

At and For the Year Ended December 31,	2017	2016	2015	2014	2013

Performance Ratios:
Return on average assets	0.41%	0.47%	0.48%	0.40%	0.26%

Return on average equity	2.29	2.45	2.15	2.94	2.01

Interest rate spread (1)	2.97	2.86	2.64	2.72	2.70

Net interest margin (2)	3.12	3.00	2.80	2.82	2.81

Non-interest expense to average assets	2.39	2.58	2.50	2.64	2.54

Efficiency ratio (3)	69.93	77.84	79.79	83.15	81.07

Average interest-earning assets to average interest-bearing liabilities	129.32	131.34	136.26	119.91	117.50

Average equity to average assets	17.72	19.20	22.42	13.67	13.15

Capital Ratios (4):
Tier 1 Leverage (to average assets)	14.46	14.76	16.86	11.05	10.15

Common Equity Tier 1 Capital (to risk weighted assets)	20.34	20.17	27.57	N/A	N/A

Tier 1 capital to risk-weighted assets	20.34	20.17	27.57	21.17	20.57

Total risk-based capital to risk-weighted assets	21.41	21.25	28.83	22.43	21.83

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans	1.07	1.08	1.55	2.09	2.38

Allowance for loan losses as a percent of non-performing loans	124.79	160.75	120.79	126.92	73.05

Net charge-offs to average outstanding loans during the period	0.08	0.08	0.06	0.22	0.63

Non-performing loans as a percent of total loans (5)	0.86	0.67	1.28	1.65	3.25

Non-performing assets as a percent of total assets (5)	0.60	0.48	0.81	0.87	1.79

Other Data:
Number of offices (6)	61	63	55	58	60

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

Item 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Note on Forward-Looking Statements

This section contains certain “forward-looking statements” within the meaning of the federal securities laws. These statements are not historical facts, but rather are statements based on the Company’s current expectations regarding its business strategies, intended results and future performance. Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include interest rate trends, the general economic climate in our market area, as well as nationwide, our ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation and tax laws. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation to update any forward-looking statements.

Executive Summary

Our profitability is generally a function of the revenues we earn from our interest bearing assets less the cost of our interest bearing liabilities plus revenues we receive from non-interest income less our provision for loan losses and non-interest expenses.

Our primary source of revenue is net interest income. Net interest income, which comprises 85.5% of our revenue for the year ended December 31, 2017, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

During the year ended December 31, 2017, the Company formed Neumann Finance Company (“Neumann”), a majority owned subsidiary equipment leasing company, named after the Bank’s pioneering founder, Saint John Neumann. Neumann focuses on providing financing products and services to businesses nationwide and targets various equipment categories including technology, software, office, medical and other areas.

The Company completed the acquisition and integration of Conestoga Bank during the second quarter of 2016 which increased total loans by $518.6 million and total deposits by $588.4 million. The results of Conestoga Bank’s operations have been included in the Company’s financial statements beginning on April 15, 2016, the date of the consummation of the acquisition.  Additionally, net organic loan growth coupled with the Conestoga Bank acquisition resulted in average interest earning assets increasing $411.1 million to $5.41 billion for the year ended December 31, 2017 from $5.00 billion for the same period one year ago.  This growth in average earning assets drove higher levels of net interest income and profitability.

Overall economic activity slowed in our markets during 2017 resulting in reduced loan demand.  During the year ended December 31, 2017, our loan portfolio increased $23.6 million primarily due to organic growth in our commercial loan portfolio of $93.4 million, or 3.8%, and residential loan portfolio of $49.1 million, or 5.5%, partially offset by decreases in our consumer loans due primarily to a decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect lending business in the first quarter of 2017.  We remain focused on growing our commercial loan portfolio and leveraging our infrastructure to drive improved financial performance.

We recorded net income for the year ended December 31, 2017 of $23.9 million, or $0.32 per diluted share, compared to net income of $25.5 million, or $0.34 per diluted share, for the year ended December 31, 2016.  Net income for the year ended December 31, 2017 included a one- time $13.1 million charge, or $0.18 per diluted share, of additional income tax expense as a result of the enactment of H.R. 1 (originally known as the Tax Cuts and Jobs Act) and its impact on re-measuring of our net deferred tax assets (DTA) due to the reduction in the corporate income tax rate to 21% from 35%.  Net income for year ended December 31, 2016 included $8.8 million of merger and restructuring charges related to the acquisition of Conestoga Bank (“Conestoga”) and the Bank’s expense management reduction program.

Following the passage of H.R. 1 (originally known as the Tax Cuts and Jobs Act) and the anticipated savings from lower future taxes, we announced a special $1,000 bonus paid to over 600 employees and enhanced our medical coverage to our entire employee base.  We also evaluated the compensation of our hourly employees and intend to raise our minimum hourly rate to $14.00 during the first quarter of 2018.

During 2017, we were able to improve our net interest margin, which totaled 3.12% for the year ended December 31, 2017 compared to 3.00% for the year ended December 31, 2016. Net interest margin year over year has benefited from organic loan growth, the impact of the Conestoga acquisition, and continued improvement in the mix of our balance sheet.  The net interest margin for the year ended December 31, 2017 was benefited 7 basis points from loan prepayment adjustments.

Asset quality metrics continued to remain strong with a non-performing assets to total assets, excluding government guaranteed student loans, of 0.36% at December 31, 2017.  Our allowance for loan losses totaled $43.3 million, or 1.07% of total loans, as of December 31, 2017, compared to $43.3 million, or 1.08% of total loans, as of December 31, 2016.

During the second quarter of 2016, the Company completed its first share repurchase program since completing its mutual-to-stock conversion and related stock offering in January 2015. Under the first program, Beneficial repurchased 8,291,859 shares of its common stock.  On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2017, the Company purchased 703,800 shares of its common stock under the second stock repurchase plan.

During the year ended December 31, 2017, the Company declared and paid cash dividends totaling $17.6 million.  On January 25, 2018, the Company declared its seventh consecutive quarterly cash dividend of $0.06 per share.  Additionally the Company declared a special dividend of $0.25 per share given our high capital levels and expected benefit to future earnings as a result of the enactment of H.R. 1.  Both dividends were payable on or after February 15, 2018, to common shareholders of record at the close of business on February 5, 2018.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Our capital levels have remained strong with tangible capital to tangible assets totaling 15.33% at December 31, 2017 compared to 15.10% at December 31, 2016.

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

Increasing profitability through an improved balance sheet mix by growing commercial and small business lending and leasing and reducing our cash and investments

We have a diversified loan portfolio, which includes commercial real estate and commercial and industrial loans made to middle market and small business customers. We are focused on improving the composition of our balance sheet by increasing loan production, particularly by originating commercial loans. Commercial loan customers provide us with an opportunity to offer a full range of our products and services including cash management, insurance, loan and deposit products. We have strengthened our infrastructure to support future growth by investing in highly-qualified employees in key areas, particularly with respect to our commercial banking business and by improving our technological capabilities and brand recognition. Specifically, in recent years, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. During the year ended December 31, 2017, our loan portfolio increased $23.6 million to $4.03 billion at December 31, 2017, from $4.01 billion at December 31, 2016.  The increase in loans was primarily due to organic growth in our commercial loan portfolio and residential real estate loan portfolio of $93.4 million (3.8% growth) and $49.1 million (5.5% growth), respectively, partially offset by decreases in our consumer loan portfolio due primarily to a decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  During 2017, we discontinued offering indirect auto loans as other lending channels provided higher levels of profitability and returns on capital.

We are also focused on increasing our small business lending. We currently offer a wide array of lending and deposit products that we can effectively market to our small business customers in an effort to increase our small business market share. To better capitalize on these opportunities, in recent years, our lending teams work with our branches and focus on small business lending.  Also, by offering quicker decision making in the delivery of banking products and services, offering customized products where appropriate and providing access to senior officers, we can distinguish ourselves from the larger banks operating in our market area. In connection with the Conestoga acquisition we also acquired a small business equipment leasing and finance company that provides equipment finance to small businesses primarily focused on medical and veterinarian equipment.  During the year, the Company formed Neumann Finance Company (“Neumann”), a majority owned equipment leasing company. Neumann will focus on providing financing products and services to businesses nationwide. Neumann will target various equipment categories including technology, software, office, medical and other areas.  Our loans-to-deposits ratio increased to 97.2% at December 31, 2017 from 96.4% at December 31, 2016 which helped stabilize net interest margin and improve profitability.

Employing a shareholder-focused management of capital

Maintaining a strong capital base is critical to support our long-range business plan; however, we recognize that we will have a historically high level of capital following completion of the offering. Consequently, we intend to manage our capital position, using appropriate capital management tools to return excess capital to our stockholders, consistent with applicable regulations and policies. In accordance with the capital management strategy, on January 13, 2016, the Company’s Board of Directors authorized a stock repurchase program to acquire up to 8,291,859 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares. During the second quarter of 2016, the Company completed this share repurchase program.  On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2017, the Company purchased 703,800 shares under the second stock repurchase plan. The Company paid cash dividends on its common stock totaling $0.24 per share during the year ended December 31, 2017.  On January 25, 2018, the Company declared its seventh consecutive quarterly cash dividend of $0.06 per share.  Also on January 25, 2018, the Company declared a special dividend of $0.25 per share given our high capital levels and expected benefit to future earnings as a result of the enactment of H.R 1.  Both dividends will be payable on or after February 15, 2018, to common shareholders of record at the close of business on February 5, 2018.  We also intend to use our capital to support continued organic growth and to pursue acquisition opportunities.

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

On April 14, 2016, the Company completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company, Conestoga and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and subsequently merged Conestoga Bank with and into Beneficial Bank. The acquisition increased total loans by $518.6 million and total deposits by $588.4 million. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 15, 2016, the date of the acquisition, through December 31, 2017.  The acquisition of Conestoga Bank increased the Company’s market share in southeastern Pennsylvania and provided Beneficial with new branches in Blue Bell, Chester Springs, Feasterville, Media, Wayne and Philadelphia, Pennsylvania.

We continue to operate in a highly fragmented banking market, in which 72 of the 94 banking institutions in the Philadelphia metro area have less than 10 branches. We believe that this fragmented market will provide opportunities to deploy the capital raised from the second step conversion and grow both organically and through acquisition. We further believe that changes in the industry as well as continued economic challenges for the banking industry have created and will create acquisition opportunities for us. We believe that we are well positioned to execute on our growth strategies and to continue to pursue selective acquisitions of banking institutions and other financial services companies primarily in and adjacent to our existing market area due to our strong capital position. We will continue to ensure any acquisition opportunity meets our financial hurdles including earnings accretion, tangible book value dilution, earn-back period and internal rate of return.

Enhancing earnings by increasing core deposits and emphasizing operational efficiencies

Deposits are our primary source of funds for investing and lending. Deposits decreased $7.7 million, or 0.2%, to $4.15 billion at December 31, 2017 from $4.16 billion at December 31, 2016.  The decrease in deposits was primarily due to decreases in interest bearing checking and money market accounts, partially offset by increases in interest retail checking and non-interest bearing business checking accounts.  Core deposits, which include all deposit types except for certificates of deposit, comprised 79.0% of our total deposits at December 31, 2017, up from 76.4% of total deposits at December 31, 2011. We value our core deposits because they represent a lower cost of funding and are generally less sensitive to withdrawal when interest rates fluctuate as compared to certificate of deposit accounts. We will continue to customize existing deposit products and introduce new products to meet the needs of our customers while based on employing the Beneficial Conversation at our branch locations.  In 2017, we launched a new online platform for our commercial and consumer customers, as well as a new cash management system for commercial accounts.  We believe that these new tools help our commercial lending teams expand existing relationships and develop new ones to grow commercial deposits.

We also recognize that controlling operating expenses is essential to our long-term profitability. We are focused on leveraging our existing infrastructure as we grow organically and through acquisition.  During 2017, our efficiency ratio improved to 69.93% from 83.15% in 2014.  We intend to continue to focus on operational efficiencies and methods to identify cost savings opportunities, such as reviewing our current branch structure, reviewing key third-party contracts and evaluating certain other operating expenses.  We also expect our efficiency ratio to further improve as we deploy our capital for organic growth and acquisitions.

Maintaining asset quality by using consistent, disciplined underwriting practices to maintain the quality of our loan portfolio

We believe that maintaining high asset quality is a key to long-term financial success. Over the past several years, in an effort to improve asset quality, we have strengthened and added additional resources to our lending and credit teams, who have continued to apply prudent and disciplined underwriting standards and have continued to diligently monitor collection efforts. As a result of these efforts, we have improved our asset quality over the past several years. Non-performing assets have decreased from $82.0 million at December 31, 2013 to $34.9 million at December 31, 2017.  Additionally, non-performing loans to total loans have decreased from 3.25% at December 31, 2013 to 0.86% at December 31, 2017.

Current Interest Rate Environment

Net interest income represents a significant portion of our revenues.  For the year ended December 31, 2017, net interest income was $169.9 million, an increase of $19.0 million, or 12.6%, from the year ended December 31, 2016. The increase in net interest income was primarily due to the acquisition of Conestoga during the second quarter of 2016 and organic loan growth, which resulted in higher interest earning assets of $411.1 million in 2017 compared to 2016 as well as prepayment income of $4.0 million.  Our net interest margin increased to 3.12% for the year ended December 31, 2017, from 3.00% for the same period in 2016. For the year ended December 31, 2017, the net interest margin was benefited 7 basis points by loan prepayment income.  We continue to focus on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.  Due to a slow-down in lending in our markets, the ratio of our total cash and cash equivalents and total investment securities to total assets remained consistent at 24.6% as of December 31, 2017 compared to 23.7% as of December 31, 2016.  During 2017, our cash balances increased $270.1 million to $557.6 million.  We will consider investing a portion of our excess liquidity sometime in 2018 depending on market conditions and interest rate levels.  However, we believe current rates do not support taking duration risk.  For now, we anticipate holding excess liquidity to fund future loan growth despite the pressure on short term earnings.  Our loans-to-deposits ratio increased to 97.2% at

December 31, 2017 from 96.4% at December 31, 2016 which helped stabilize net interest margin and improve profitability.  Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

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

Our financial results are affected by the changes in and the level of the allowance for loan and lease losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan and lease losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.3 million to $8.7 million for the year ended December 31, 2017. We also have approximately $34.9 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $3.5 million. In recent periods, we experienced improvement in our asset quality metrics including delinquencies, net charge-offs and non-performing assets.  Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

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

Goodwill. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. Goodwill totaled $169.0 million at December 31, 2017 compared to $169.1 million at December 31, 2016.  The change in goodwill during the year ended December 31, 2017 was the result of adjustments to the final goodwill amount associated with the Company’s acquisition of Conestoga Bank in 2016.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic 350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2017, management reviewed qualitative factors for the banking unit, which represents $159.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2016. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2017.

During 2016, the Company made a voluntary change in the method of applying an accounting principle related to the timing of the annual goodwill impairment assessment, as it relates to Beneficial Insurance Services, LLC, from December 31st to September 30th.  Management made this decision based on the time intensive nature of the goodwill impairment assessment for Beneficial Insurance Services, LLC.  During 2017, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC as of September 30, 2017 based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill as of September 30, 2017.

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

As of December 31, 2017, we had net deferred tax assets totaling $23.0 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of December 31, 2017. Our net deferred tax asset of $23.0 million was determined based on the current enacted federal tax rate of 21%.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Balance Sheet Analysis

Total assets increased $60.2 million, or 1.0%, to $5.80 billion at December 31, 2017, compared to $5.74 billion at December 31, 2016.  The increase in total assets was primarily due to an increase in cash and cash equivalents and loan growth, partially offset by a decline in investment securities.  Cash and cash equivalents increased $270.6 million to $557.6 million at December 31, 2017, from $287.0 million at December 31, 2016.  Over the past few years, we have been focused on reducing our investments and increasing our loan portfolio.  As growth slowed in the second half of 2017, investment maturities and repayments increased our cash levels.  The excess cash that we are holding will be used to fund future loan growth.

Securities

Investments decreased $204.5 million, or 19.0%, to $870.8 million at December 31, 2017 compared to $1.08 billion at December 31, 2016, as we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in cash and investments and growing our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

At December 31, 2017, our investment portfolio, excluding Federal Home Loan Bank (“FHLB”) stock, was $847.6 million, or 14.6% of total assets.  At December 31, 2017, 94.3% of the investment portfolio was comprised of mortgage-backed securities issued by Freddie Mac and Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”), including collateralized mortgage obligations (“CMO”) securities issued by Freddie Mac, Fannie Mae, and the Ginnie Mae. At December 31, 2017, our investment portfolio also included 0.3% of municipal bonds, 2.8% of corporate bonds and 0.4% of government-sponsored enterprise (“GSE”) notes. The remaining 2.2% of our investment portfolio consisted of foreign bonds, equities, mutual funds and money market funds.

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of December 31, 2017, approximately 94.0% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at December 31, 2017, approximately 3.2% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 2.8% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, equities, FHLB stock and mutual funds.

The following table sets forth the cost and fair value of investment securities at December 31, 2017, 2016 and 2015.

	2017		2016		2015
December 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
GSE and agency notes	$3,488	$3,453	$4,649	$4,659	$6,107	$6,109

Mortgage-backed securities:
Ginnie Mae guaranteed mortgage certificate	2,980	3,088	3,734	3,868	4,395	4,541
GSE mortgage-backed securities	245,926	246,140	374,593	376,534	543,687	547,271
Collateralized mortgage obligations	14,910	14,774	22,920	22,681	32,717	32,357
Total mortgage-backed securities	263,816	264,002	401,247	403,083	580,799	584,169

Municipal and other bonds
Municipal bonds	1,792	1,866	2,320	2,402	30,146	31,656
Corporate securities	23,489	24,083	19,487	19,457	11,986	11,860
Total municipal and other bonds	25,281	25,949	21,807	21,859	42,132	43,516

Equity Securities	250	410
Money market and mutual funds	16,498	16,494	21,952	21,943	21,401	21,368
Total securities available-for-sale	309,333	310,308	449,655	451,544	650,439	655,162

Securities held-to-maturity:
Mortgage-backed securities:
GSE mortgage-backed securities	472,259	469,268	569,319	564,647	654,803	653,510
Collateralized mortgage obligations	63,038	62,096	30,580	30,422	38,757	38,921
Total mortgage-backed securities	535,297	531,364	599,899	595,069	693,560	692,431

Municipal bonds	505	537	630	680	750	819
Foreign bonds	1,500	1,524	2,000	2,036	2,000	2,040
Total municipal and other bonds	2,055	2,061	2,630	2,716	2,750	2,859
Total securities held-to-maturity	537,302	533,425	602,529	597,785	696,310	695,290
Total investment securities	$846,635	$843,733	$1,052,184	$1,049,329	$1,346,749	$1,350,452

Mortgage-backed securities are a type of asset-backed security that is secured by a mortgage, or a collection of mortgages. These securities usually pay periodic payments that are similar to coupon payments. Furthermore, the mortgage must have originated from regulated and authorized financial institutions. The contractual cash flows of investments in government sponsored enterprises’ mortgage-backed securities are debt obligations of Freddie Mac and Fannie Mae, both of which are currently under the conservatorship of the

Federal Housing Finance Agency. The cash flows related to Ginnie Mae securities are direct obligations of the U.S. Government. Mortgage-backed securities are also known as mortgage pass-throughs. CMOs are a type of mortgage-backed security that create separate pools of pass-through rates for different classes of bondholders with varying cash flow structures, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectuses. At December 31, 2017, we had no investments in a single company or entity (other than United States government sponsored enterprise securities) that had an aggregate book value in excess of 10% of our equity.

At December 31, 2017, December 31, 2016 and December 31, 2015, securities totaling $634.4 million, $623.4 million and $754.8 million, respectively, were in an unrealized loss position and the unrealized losses on these securities totaled $7.0 million, $9.3 million and $7.6 million, respectively.  At December 31, 2017 and 2016, the unrealized losses in the portfolio were mainly attributed to GSE mortgage-backed securities and CMOs. The unrealized losses are due to current interest rate levels relative to our cost and not credit quality. As we do not intend to sell the investments, and it is not likely we will be required to sell the investments before recovery, we do not consider the investments to be other than temporarily impaired at December 31, 2017. During the years ended December 31, 2017, and 2016, we did not record any impairment charges for securities.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2017. Certain securities have adjustable interest rates and may reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Mutual funds, money market funds and equities are not included in the table based on lack of a maturity date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2017 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
GSE and agency notes	$—	—%	$3,453	1.9%	$—	—%	$—	—%	$3,453	1.9%
Mortgage-backed securities & CMOs	61	5.4	110,306	2.1	75,227	3.2	78,408	2.5	264,002	2.5
Municipal bonds	—	—	1,866	4.0	0	—	—	—	1,866	4.0
Corporates	—	—	—	—	24,083	4.6	—	—	24,083	4.6
Total available-for-sale	61	5.4	115,625	2.1	99,310	3.5	78,408	2.5	293,404	2.7

Securities held to maturity:
Mortgage-backed securities & CMOs	43	4.0	120,272	2.2	102,050	2.6	312,933	2.7	535,298	2.5
Foreign bonds	—	—	1,500	3.0	—	—	—	—	1,500	3.0
Municipal bonds	125	5.1	380	5.7	—	—	—	—	505	5.5
Total held to maturity	168	4.8	122,152	2.2	102,050	2.6	312,933	2.7	537,303	2.6
Total	$229	5.0	$237,777	2.2	$201,360	3.0	$391,341	2.6	$830,707	2.6

Loans

Loans increased $23.6 million to $4.03 billion at December 31, 2017, from $4.01 billion at December 31, 2016.  The increase in loans was primarily due to organic growth in our commercial loan portfolio and residential real estate loan portfolio of $93.4 million (3.8% growth) and $49.1 million (5.5% growth), respectively, partially offset by decreases in our consumer loan portfolio due primarily to a decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect lending business in the first quarter of 2017.

The following table shows the loan portfolio at the dates indicated:

	December 31, 2017
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,448,226	$128,659	$5,037	$1,581,922
Commercial business loans	568,241	100,613	1,235	670,089
Commercial small business leases	92,632	48,622	—	141,254
Commercial construction	146,633	—	—	146,633
Total commercial loans	2,255,732	277,894	6,272	2,539,898

Residential:
Residential real estate	897,052	46,414	107	943,573
Total residential loans	897,052	46,414	107	943,573

Consumer loans:
Home equity & lines of credit	208,191	19,712	206	228,109
Personal	10,978	6,237	56	17,271
Education	147,582	—	—	147,582
Automobile	157,697	—	—	157,697
Total consumer loans	524,448	25,949	262	550,659
Total loans	3,677,232	350,257	6,641	4,034,130

Allowance for losses	(43,267)	—	—	(43,267)
Loans, net	$3,633,965	$350,257	$6,641	$3,990,863

	December 31, 2016
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,218,431	$164,569	$5,396	$1,388,396
Commercial business loans	563,047	125,915	5,284	694,246
Commercial small business leases	49,900	89,113	—	139,013
Commercial construction	224,731	101	—	224,832
Total commercial loans	2,056,109	379,698	10,680	2,446,487

Residential:
Residential real estate	835,896	58,053	525	894,474
Total residential loans	835,896	58,053	525	894,474

Consumer loans:
Home equity & lines of credit	223,060	25,477	416	248,953
Personal	14,458	7,263	142	21,863
Education	164,202	—	—	164,202
Automobile	234,584	5	—	234,589
Total consumer loans	636,304	32,745	558	669,607
Total loans	3,528,309	470,496	11,763	4,010,568

Allowance for losses	(43,261)	—	—	(43,261)
Loans, net	$3,485,048	$470,496	$11,763	$3,967,307

	December 31, 2015
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$954,689	$16,397	$—	$971,086
Commercial business loans	492,865	3,448	—	496,313
Commercial construction	116,452	—	—	116,452
Total commercial loans	1,564,006	19,845	—	1,583,851

Residential:
Residential real estate	704,133	31,493	98	735,724
Total residential loans	704,133	31,493	98	735,724

Consumer loans:
Home equity & lines of credit	226,848	4,960	—	231,808
Personal	20,640	—	—	20,640
Education	181,646	—	—	181,646
Automobile	187,777	—	—	187,777
Total consumer loans	616,911	4,960	—	621,871
Total loans	2,885,050	56,298	98	2,941,446

Allowance for losses	(45,500)	—	—	(45,500)
Loans, net	$2,839,550	$56,298	$98	$2,895,946

	December 31, 2014
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$584,751	$24,895	$—	$609,646
Commercial business loans	438,073	4,117	—	442,190
Commercial construction	69,083	—	57	69,140
Total commercial loans	1,091,907	29,012	57	1,120,976

Residential:
Residential real estate	626,161	41,722	185	668,068
Total residential loans	626,161	41,722	185	668,068

Consumer loans:
Home equity & lines of credit	220,770	6,285	—	227,055
Personal	28,648	20	—	28,668
Education	195,185	—	—	195,185
Automobile	181,793	—	—	181,793
Total consumer loans	626,396	6,305	—	632,701
Total loans	2,344,464	77,039	242	2,421,745

Allowance for losses	(50,654)	—	—	(50,654)
Loans, net	$2,293,810	$77,039	$242	$2,371,091

	December 31, 2013
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$550,439	$33,586	$108	$584,133
Commercial business loans	378,098	565	—	378,663
Commercial construction	37,862	—	205	38,067
Total commercial loans	966,399	34,151	313	1,000,863

Residential:
Residential real estate	626,534	57,256	187	683,977
Total residential loans	626,534	57,256	187	683,977

Consumer loans:
Home equity & lines of credit	225,930	8,224	—	234,154
Personal	40,865	27	—	40,892
Education	206,521	—	—	206,521
Automobile	175,400	—	—	175,400
Total consumer loans	648,716	8,251	—	656,967
Total loans	2,241,649	99,658	500	2,341,807

Allowance for losses	(55,649)	—	—	(55,649)
Loans, net	$2,186,000	$99,658	$500	$2,286,158

Loan Maturity

The following table sets forth certain information at December 31, 2017 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

December 31, 2017 (Dollars in thousands)	Commercial Real Estate	Commercial Business	Small Business Leases	Commercial Construction	Residential Real Estate	Home Equity & Lines of Credit	Personal	Education	Auto	Total Loans

Amounts due in:
One year or less	$133,031	$91,518	$7,856	$21,426	$954	$27,868	$1,481	$618	$2,367	$287,119
More than 1-5 years	477,759	267,616	123,705	95,029	6,935	16,741	4,127	5,146	132,831	1,129,889
More than 5-10 years	829,176	229,599	9,693	30,178	55,840	46,937	5,419	19,464	22,499	1,248,805
More than 10 years	141,956	81,356	—	—	879,844	136,563	6,244	122,354	—	1,368,317
Total	$1,581,922	$670,089	$141,254	$146,633	$943,573	$228,109	$17,271	$147,582	$157,697	$4,034,130

The following table sets forth all loans at December 31, 2017 that are due after December 31, 2018, and have either fixed interest rates or floating or adjustable interest rates:

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total

Commercial real estate	$491,678	$957,213	$1,448,891
Commercial business	177,025	401,546	578,571
Small business leases	133,398	—	133,398
Commercial construction	30,055	95,152	125,207
Residential real estate	898,271	44,348	942,619
Home equity and lines of credit	111,593	88,648	200,241
Personal	15,740	50	15,790
Education	144,635	2,329	146,964
Automobile	155,330	—	155,330
Total	$2,157,725	$1,589,286	$3,747,011

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated:

Year Ended December 31, (Dollars in thousands)	2017	2016	2015	2014	2013
Total loans at beginning of period	$4,010,568	$2,941,446	$2,421,745	$2,341,807	$2,447,304
Originations:
Commercial:
Commercial real estate	248,943	233,318	123,844	131,223	59,278
Commercial business	462,298	347,973	315,301	285,165	163,937
Commercial small business leases	69,948	60,157	—	—	—
Commercial construction	165,478	200,691	104,306	53,886	23,535
Total commercial loans	946,667	842,139	543,451	470,274	246,750

Residential:
Residential real estate	178,374	258,287	148,380	100,766	174,185
Total residential loans	178,374	258,287	148,380	100,766	174,185

Consumer:
Home equity and lines of credit	76,519	89,503	82,519	68,506	58,175
Personal	8,920	1,450	1,063	1,187	1,478
Automobile	1,232	131,382	86,233	85,076	79,856
Total consumer loans	86,671	222,335	169,815	154,769	139,509
Total loans originated	1,211,712	1,322,761	861,646	725,809	560,444

Loans acquired in business combinations	—	518,562	—	—	—

Purchases	—	117,458	356,083	—	—
Less:
Principal payments & repayments (net of charge-offs)	1,152,648	869,766	678,537	607,246	639,813
Loan sales	35,313	19,530	19,050	38,352	20,591
Transfers to foreclosed real estate	189	363	441	273	5,537
Total loans at end of period	$4,034,130	$4,010,568	$2,941,446	$2,421,745	$2,341,807

Deposits

Our primary source of funds is our deposits, which are comprised of demand deposits, money market and passbook accounts and certificates of deposit.

Deposits decreased $7.7 million, or 0.2%, to $4.15 billion at December 31, 2017, from $4.16 billion at December 31, 2016.  The decrease in deposits was primarily due to decreases in interest bearing checking and money market accounts, partially offset by increases in interest retail checking and non-interest bearing business checking accounts.  The following table sets forth the deposits as a percentage of total deposits for the dates indicated:

	2017		2016		2015
At December 31, (Dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

Non-interest bearing deposits	$563,185	13.6%	$518,294	12.5%	$409,233	11.8%
Interest-earning checking accounts	898,263	21.6	930,227	22.4	757,718	22.0
Municipal checking accounts	123,697	3.0	125,063	3.0	132,642	3.8
Money market accounts	419,773	10.1	444,226	10.7	389,403	11.3
Savings accounts	1,288,875	31.1	1,265,864	30.4	1,132,842	32.8
Certificates of deposit	856,700	20.6	874,514	21.0	630,085	18.3
Total	$4,150,493	100.0%	$4,158,188	100.0%	$3,451,923	100.0%

We are required to pledge securities to secure municipal deposits. At December 31, 2017 and 2016, we had pledged $78.1 million and $90.7 million, respectively, of securities to secure these deposits.

The following table sets forth the time remaining until maturity for certificate of deposits of $100,000 or more at December 31, 2017:

December 31, 2017 (Dollars in thousands)	Certificates of Deposit
Maturity Period:
Three months or less	$35,590
Over three through six months	30,001
Over six through twelve months	56,369
Over twelve months	60,618
Total	$182,578

The following table sets forth the deposit activity for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2017	2016	2015
Beginning balance	$4,158,188	$3,451,923	$3,879,709
(Decrease) increase before interest credited	(25,607)	102,299	40,348
Interest credited	17,912	15,580	14,002
Deposits acquired from Conestoga Bank	—	588,386	—
Stock subscription deposits received	—	—	(482,136)
Net (decrease) increase in deposits	(7,695)	706,265	(427,786)
Ending balance	$4,150,493	$4,158,188	$3,451,923

Stock subscription funds were reclassified to stockholders’ equity upon the completion of the second-step conversion on January 12, 2015.

Borrowings

We have the ability to utilize advances from the Federal Home Loan Bank of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also have the ability to utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, GSE notes and GSE mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one- to four-family real estate mortgage loans. During 2017, borrowings increased $50.0 million to $540.4 million at December 31, 2017 and are being used as a low cost funding source to replace higher cost brokered CDs. During the year ended December 31, 2017, we executed a $200.0 million forward starting interest rate swap at 2.24% to lock in funding costs for a $200.0 million borrowing that matures in 2019.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2017	2016	2015
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$515,000	$465,000	$165,000
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,439	25,423	25,405
Other	—	—	—
Average outstanding balance during period:

Federal Home Loan Bank advances	$510,753	$322,760	$165,000
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	5	5	5
Federal Reserve Bank of Philadelphia overnight borrowings	5	5	5
Statutory trust debenture	25,441	25,414	25,397
Other	16	16	19
Weighted average interest rate during period:

Federal Home Loan Bank advances	1.72%	2.04%	2.76%
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	1.08	0.62	0.35
Federal Reserve Bank of Philadelphia overnight borrowings	1.50	1.01	0.75
Statutory trust debenture	2.92	2.40	2.00
Other	1.38	0.79	0.60
Balance outstanding at end of period:

Federal Home Loan Bank advances	$515,000	$465,000	$165,000
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,439	25,423	25,405
Other	—	—	—
Weighted average interest rate at end of period:

Federal Home Loan Bank advances	1.68%	1.82%	2.72%
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	3.17	2.54	2.09
Other	—	—	—

Results of Operations for the Years Ended December 31, 2017, 2016, and 2015

Financial Highlights

Net income was $23.9 million for the year ended December 31, 2017 compared to net income of $25.5 million for the year ended December 31, 2016 and net income of $22.9 million for the year ended December 31, 2015. Net income for the year ended December 31, 2017 included a one- time $13.1 million charge, or $0.18 per diluted share, of additional income tax expense related to the enactment of H.R. 1 and its impact on the re-measurement of our net deferred tax assets (DTA) due to the reduction in the corporate income tax rate to 21% from 35%.  Net income for year ended December 31, 2016 included $8.8 million of merger and restructuring charges related to the acquisition of Conestoga Bank (“Conestoga”) and the Bank’s expense management reduction program.  The increase in net income during 2016 compared to 2015 can be attributed to an increase in our average interesting earning assets of $411.1 million due to the acquisition of Conestoga Bank during the second quarter of 2016 as well as organic loan growth.

For the year ended December 31, 2017, net interest income was $169.9 million, an increase of $19.0 million, or 12.6%, from $150.9 million for the year ended December 31, 2016. The increase in net interest income was primarily due to the acquisition of Conestoga during the second quarter of 2016 and organic loan growth, which resulted in higher interest earning assets of $596.5 million in 2017 compared to 2016 as well as prepayment income of $4.0 million.  For the year ended December 31, 2016, net interest income was $150.9 million, an increase of $26.7 million, or 21.5%, from $124.2 million for the year ended December 31, 2015. The increase in net interest income was primarily due to the acquisition of Conestoga Bank and organic loan growth.

As a result of loan growth and net charge-offs during 2017 and 2016, we recorded a $3.1 million and $485 thousand provision for loan losses during the years ended December 31, 2017 and December 31, 2016, respectively. Asset quality improvement and low net loan charge-offs resulted in a reduction in our provision of $3.6 million for the year ended December 31, 2015.

For the year ended December 31, 2017, non-interest expense totaled $138.8 million, a decrease of $327 thousand, or 0.2%, from the year ended December 31, 2016. The decrease in non-interest expense was primarily due to $8.8 million of merger and restructuring charges related to the acquisition of Conestoga and our April 2016 expense management reduction program recorded during the year ended December 31, 2016.  This decrease to non-interest expense was partially offset by an increase in salaries and employee benefits of $6.7 million and a $2.0 million increase in board fees due primarily to increased costs associated with equity awards granted under the Company’s 2016 Omnibus Incentive Plan. Following the enactment of H.R 1 and the anticipated savings from lower future taxes, we announced a special $1,000 bonus paid to over 600 employees and enhanced our medical coverage to our entire employee base.  We also evaluated the compensation of our hourly employees and intend to raise our minimum hourly rate to $14.00 during the first quarter of 2018.

Income tax expense increased in 2017 compared to 2016 and 2015 primarily due to the passage of H.R. 1 on December 22, 2017, which lowered the federal corporate tax rate to 21% from 35% and resulted in $13.1 million of additional tax expense for the year ended December 31, 2017.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

Year Ended December 31,				Change 2017/2016		Change 2016/2015
(Dollars in thousands)	2017	2016	2015	$	%	$	%

Net interest income	$169,868	$150,917	$124,222	$18,951	12,56%	$26,695	21.49%
Provision for loan losses	3,118	485	(3,600)	2,633	542.89%	4,085	(113.47)%
Non-interest income	28,765	27,805	24,284	960	3.45%	3,521	14.50%
Non-interest expense	138,797	139,124	118,488	(327)	(0.24)%	20,636	17.42%
Income tax expense	32,794	13,644	10,725	19,150	140.35%	2,919	27.22%
Net income	23,932	25,469	22,893	(1,537)	(6.03)%	2,576	11.25%

Return on average equity	2.29%	2.45%	2.15%
Return on average assets	0.41%	0.47%	0.48%

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

Average Balance Tables

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2017			2016			2015
	Average	Interest &	Yield /	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Overnight Investments	$373,859	$4,330	1.14%	$177,493	$935	0.53%	$291,062	$758	0.26%
Stock	23,046	1,074	4.66%	15,515	707	4.56%	8,800	766	8.58%
Other Investment securities	962,872	20,060	2.08%	1,192,835	24,461	2.05%	1,438,770	29,936	2.08%
Total Investment securities	1,359,777	25,464	1.87%	1,385,843	26,103	1.88%	1,738,632	31,460	1.81%

Loans and leases:
Real estate loans
Residential	911,922	35,849	3.93%	803,490	32,553	4.05%	706,597	29,951	4.24%
Non-residential	1,664,726	71,600	4.26%	1,400,986	55,607	3.93%	828,044	35,748	4.28%
Total real estate	2,576,648	107,449	4.15%	2,204,476	88,160	3.97%	1,534,641	65,699	4.26%
Business loans	433,737	19,728	4.50%	344,104	15,450	4.43%	215,270	9,688	4.45%
Shared National Credits	191,288	5,976	3.09%	219,750	6,213	2.79%	204,544	5,574	2.69%
Small Business loans	99,294	5,134	5.11%	99,224	4,942	4.91%	85,694	4,747	5.48%
Small Business leases	137,480	7,704	5.60%	93,447	5,428	5.81%	81	4	4.85%
Total Business & Small Business loans and leases	861,799	38,542	4.43%	756,525	32,033	4.18%	505,589	20,013	3.92%
Total Business loans and leases	2,526,525	110,142	4.31%	2,157,511	87,640	4.01%	1,333,633	55,761	4.14%
Personal loans	611,730	26,413	4.32%	651,975	27,497	4.22%	623,426	26,167	4.20%
Total loans and leases, net of discount	4,050,177	172,404	4.23%	3,612,976	147,690	4.06%	2,663,656	111,879	4.18%
Total interest earning assets	5,409,954	$197,868	3.64%	4,998,819	$173,793	3.46%	4,402,288	$143,339	3.24%
Non-interest earning assets	400,897			401,307			341,758
Total assets	$5,810,851			$5,400,126			$4,744,046

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,297,543	$4,423	0.34%	$1,227,188	$4,179	0.34%	$1,132,869	$3,910	0.35%
Money market accounts	441,528	1,558	0.35%	452,515	1,572	0.35%	415,555	1,370	0.33%
Demand deposits	914,404	2,206	0.24%	851,847	2,009	0.24%	704,239	1,469	0.22%
Demand deposits - Municipals	122,636	236	0.19%	129,164	209	0.16%	131,905	146	0.11%
Certificates of deposit	871,167	9,698	1.11%	796,381	7,722	0.97%	655,762	7,156	1.09%
Total interest-bearing deposits	3,647,278	18,121	0.50%	3,457,095	15,691	0.45%	3,040,330	14,051	0.47%
Borrowings	536,222	9,879	1.82%	348,919	7,185	2.06%	190,427	5,066	2.66%
Total interest-bearing liabilities	4,183,500	28,000	0.67%	3,806,014	22,876	0.60%	3,230,757	19,117	0.60%

Non-interest-bearing deposits	525,209			478,694			377,910
Other non-interest-bearing liabilities	72,217			78,632			71,618
Total liabilities	4,780,926			4,363,340			3,680,285
Total stockholders’ equity	1,029,925			1,036,786			1,063,761
Total liabilities and stockholders’ equity	$5,810,851			$5,400,126			$4,744,046
Net interest income		$169,868			$150,917			$124,222
Interest rate spread		2.97			2.86			2.64
Net interest margin		3.12			3.00			2.80
Average interest-earning assets to average interest-bearing liabilities	129.32%			131.34%			136.26%

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

	Year Ended 12/31/2017 Compared to Year Ended 12/31/2016			Year Ended 12/31/2016 Compared to Year Ended 12/31/2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans receivable	$18,610	$6,104	$24,714	$38,806	$(2,995)	$35,811
Overnight investments	2,274	1,121	3,395	(598)	775	177
Investment securities	(481)	(390)	(871)	364	(170)	194
Mortgage-backed securities	(4,325)	741	(3,584)	(4,820)	(527)	(5,347)
Collateralized mortgage obligations	(50)	104	54	(300)	(22)	(322)
Other interest-earning assets	351	16	367	306	(365)	(59)
Total interest-earning assets	16,379	7,696	24,075	33,758	(3,304)	30,454
Interest expense:
Interest-earning checking accounts	132	92	224	328	275	603
Money market	(39)	25	(14)	128	74	202
Savings accounts	240	4	244	321	(52)	269
Time deposits	833	1,143	1,976	1,363	(797)	566
Total interest-bearing deposits	1,166	1,264	2,430	2,140	(500)	1,640

FHLB advances	3,240	(1,010)	2,230	3,212	(1,198)	2,014
Repurchase agreements	—	(1)	(1)	1	—	1
Statutory trust debenture	1	464	465	—	104	104
Total interest-bearing liabilities	4,407	717	5,124	5,353	(1,594)	3,759

Net change in net interest income	$11,972	$6,979	$18,951	$28,405	$(1,710)	$26,695

2017 vs. 2016. For the year ended December 31, 2017, the Company reported net interest income of $169.9 million, an increase of $19.0 million, or 12.6%, from the year ended December 31, 2016.  Total interest income increased $24.1 million, or 13.9%, to $197.9 million for the year ended December 31, 2017 from $173.8 million for the year ended December 31, 2016. The increase in interest income was primarily due to the acquisition of Conestoga Bank and organic loan growth with average loans increasing $437.2 million, or 12.1%, in 2017 compared to 2016.  Total loans increased $23.6 million to $4.03 billion at December 31, 2017, from $4.01 billion at December 31, 2016.  The increase in loans was primarily due to organic growth in our commercial loan portfolio and residential real estate loan portfolio of $93.4 million (3.8% growth) and $49.1 million (5.5% growth), respectively, partially offset by decreases in our consumer loan portfolio due primarily to a decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect lending business in the first quarter of 2017.  In addition to the increase in the average balance of loans, there was an increase in the average interest rate earned on loans to 4.23% in 2017 compared to 4.06% in 2016.  For the year ended December 31, 2017, total interest expense increased $5.1 million, or 22.4%, to $28.0 million from $22.9 million for the year ended December 31, 2016 primarily due to an increase in the average balance of deposits driven by the acquisition of Conestoga Bank, as well as an increase in the average balance of borrowings, partially offset by a 24 basis point decrease in the rate on borrowings. During the year ended December 31, 2017, the Federal Reserve Board raised short term interest rates three times resulting in a FED Funds rate on overnight funds of 1.50%.  Despite the movement in short term rates, long term rates did not rise by a comparable amount resulting in a flattening of the yield curve (10 year US treasuries were 2.60% at December 31, 2017).  We believe that the current interest rate environment will put pressure on net interest margin in future periods until we continue to grow our loan portfolio and reduce the percentage of our balance sheet assets that are held in lower yielding cash and investments.

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

Provision for Loan Losses

As a result of loan growth and net charge-offs during 2017 and 2016, we recorded a $3.1 million and $485 thousand provision for loan losses during the years ended December 31, 2017 and December 31, 2016, respectively. The provision for the year ended December 31, 2017 also included a $1.5 million specific valuation allowance for a shared national credit that was downgraded to doubtful and moved to non-accrual status during the first quarter of 2017.  Asset quality improvement and low net loan charge-offs resulted in a reduction in our provision of $3.6 million for the year ended December 31, 2015. Net charge-offs for the year ended December 31, 2017 were $3.1 million, compared to $2.7 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Government guaranteed student loans greater than 90 days delinquent continue to accrue interest as these loans are guaranteed by the government and have little risk of credit loss. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions.

At December 31, 2017, the allowance for loan losses totaled $43.3 million, or 1.07% of total loans outstanding, compared to $43.3 million, or 1.08% of total loans outstanding, as of December 31, 2016 and $45.5 million, or 1.55% of total loans outstanding, as of December 31, 2015. An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses” below.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

				Change 2017/2016		Change 2016/2015
Year Ended December 31,	2017	2016	2015	$	%	$	%
(Dollars in thousands)
Insurance commission income	$7,124	$6,719	$6,796	$405	6.0%	$(77)	(1.1)%
Other services charges	14,096	13,699	11,957	397	2.9%	1,742	14.6%
Mortgage banking income	2,105	854	727	1,251	146.5%	127	17.5%
(Loss) gain on sale of investment securities available-for-sale	(7)	1,811	(19)	(1,818)	(100.4)%	1,830	9,631.6%
Limited partnership losses and amortization	(474)	(621)	(174)	147	23.7%	(447)	(256.9)%
Bank owned life insurance	1,876	1,606	1,349	270	16.8%	257	19.1%
Returned check charges	4,045	3,737	3,648	308	8.2%	89	2.4%
Total	$28,765	$27,805	$24,284	960	3.5%	$3,521	14.5%

2017 vs. 2016. For the year ended December 31, 2017, non-interest income increased $960 thousand, or 3.5%, to $28.8 million from $27.8 million for the year ended December 31, 2016.  The increase was primarily due to a $1.6 million net gain on the sale of $17.8 million of SBA loans recorded during the year ended December 31, 2017, a $765 thousand increase in interchange fees, and a $308 thousand increase in returned check charges, partially offset by a $1.8 million investment gain recorded during the year ended December 31, 2016 from the sale of stock that we held in a financial institution that was acquired.

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

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

				Change 2017/2016		Change 2016/2015
(Dollars in thousands)	2017	2016	2015	$	%	$	%
Salaries and employee benefits	$75,225	$68,515	$62,970	$6,710	9.8%	$5,545	8.8%
Occupancy expense	10,336	9,786	9,201	550	5.6	585	6.4
Depreciation, amortization and maintenance	9,507	9,942	9,026	(435)	(4.4)	916	10.1
Marketing expense	4,684	4,404	3,806	280	6.4	598	15.7
Amortization of intangibles	1,563	2,190	1,883	(627)	(28.6)	307	16.3
FDIC insurance	1,744	2,055	2,142	(311)	(15.1)	(87)	(4.1)
Merger and restructuring charges	—	8,765	753	(8,765)	(100.0)	8,012	1,064.0
Professional fees	4,606	5,342	4,449	(736)	(13.8)	893	20.1
Insurance expense	1,791	1,871	1,672	(80)	(4.3)	199	11.9
Printing and supplies	864	1,283	1,284	(419)	(32.7)	(1)	(0.1)
Correspondent bank charges	2,887	2,752	2,850	135	4.9	(98)	(3.4)
Postage expense	1,379	1,418	1,402	(39)	(2.8)	16	1.1
Internet banking	2,771	2,865	2,427	(94)	(3.3)	438	18.0
Debit card rewards	465	510	(237)	(45)	(8.8)	747	315.2
Real estate owned expenses	89	242	322	(153)	(63.2)	(80)	(24.8)
Real estate owned losses (gains)	122	(164)	(228)	286	174.4	64	28.1
Classified loan expenses	925	1,025	1,098	(100)	(9.8)	(73)	(6.6)
Other loan expenses	1,778	1,978	1,316	(200)	(10.1)	662	50.3
Other	18,061	14,345	12,352	3,716	25.9	1,993	16.1
Total	$138,797	$139,124	$118,488	$(327)	(0.2)%	$20,636	17.4%

2017 vs. 2016. For the year ended December 31, 2017, non-interest expense decreased $327 thousand, or 0.2%, to $138.8 million from $139.1 million for the year ended December 31, 2016.  The decrease in non-interest expense was primarily due to $8.8 million of merger and restructuring charges related to the acquisition of Conestoga and our April 2016 expense management reduction program recorded during the year ended December 31, 2016.  This decrease to non-interest expense was partially offset by an increase in salaries and employee benefits of $6.7 million and other expense of $2.0 million due primarily to increases in stock based compensation and board fees associated with equity awards granted under the Company’s 2016 Omnibus Incentive Plan. For the year ended December 31, 2017, our efficiency ratio was 69.93% compared to 77.84% for the year ended December 31, 2016.

2016 vs. 2015. For the year ended December 31, 2016, non-interest expense increased $20.6 million, or 17.4%, to $139.1 million from $118.5 million for the year ended December 31, 2015.  The increase in non-interest expense was primarily due to $7.2 million of merger and restructuring charges related to the acquisition of Conestoga Bank and $1.6 million related to our previously announced April 2016 expense management reduction program.  In addition, salaries and employee benefits increased $4.1 million and board fees increased $1.8 million primarily due to compensation associated with equity awards granted under the Company’s 2016 Omnibus Incentive Plan.  The increase in non-interest expense can also be attributed to an $893 thousand increase in professional fees primarily related to an online banking technology upgrade and new cash management system, a $747 thousand increase in debit card rewards expense, a $662 thousand increase in loan expenses primarily due to commercial loan servicing, and a $598 thousand increase in marketing expense as a result of the launch of our new advertising campaign. For the year ended December 31, 2016, our efficiency ratio was 77.84% compared to 79.79% for the year ended December 31, 2015.

Income Tax Expense

2017 vs. 2016. We recorded a provision for income taxes of $32.8 million for 2017, reflecting an effective rate of 57.8%, compared to a provision for income taxes of $13.6 million for 2016, reflecting an effective rate of 34.9%. Income tax expense increased $13.1 million, related to the enactment of H.R. 1 (originally known as the Tax Cuts and Jobs Act) and its impact on re-measuring our net deferred tax assets (DTA) due to the reduction in the federal corporate income tax rate to 21% from 35%.

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

As of December 31, 2017 and 2016, the Company had net deferred tax assets totaling $23.0 million and $44.8 million, respectively. The decrease for 2017 is primarily the result of the re-measurement of our net deferred tax assets at the current enacted 21% corporate federal tax rate, which was lowered from 35% as a result of the passage of H.R. 1. Deferred tax assets can only be realized if the Company generates taxable income in the future. The Company regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of December 31, 2017 and 2016. However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

Risk Management

Overview. Managing risk is an essential part of successfully managing a financial institution. Our most prominent risk exposures are credit risk, interest rate risk and market risk. Credit risk is the risk of not collecting the interest and/or the principal balance of a loan or investment when it is due. Interest rate risk is the potential reduction of interest income as a result of changes in interest rates. Market risk arises from fluctuations in interest rates that may result in changes in the values of financial instruments, such as available-for-sale securities that are accounted for at fair value. Other risks that we face are operational risk, liquidity risk and reputation risk. Operational risk includes risks related to fraud, regulatory compliance, processing errors, technology, cyber-security and disaster recovery. Liquidity risk is the possible inability to fund obligations to depositors, lenders or borrowers. Reputation risk is the risk that negative publicity or press, whether true or not, could cause a decline in our customer base or revenue.

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

•                           Sustained performance based on the restructured terms for at least six consecutive months;

•                           Approval by the special assets committee, which consists of senior management including the Chief Credit Officer and the Chief Financial Officer.

The following table sets forth information with respect to our non-performing assets at the dates indicated.

December 31, (Dollars in thousands)	2017	2016	2015	2014	2013

Non-accrual loans:
Real estate loans:
Residential	$5,829	$7,740	$9,685	$8,768	$11,523
Commercial real estate	3,273	1,472	2,070	2,123	23,131
Total real estate loans	9,102	9,212	11,755	10,891	34,654

Commercial business loans	9,828	1,768	1,378	1,755	15,900

Consumer loans:
Home equity lines of credit	1,246	1,009	1,635	1,858	953
Automobile loans	—	—	—	—	151
Other consumer loans	345	80	—	111	107
Total consumer loans	1,591	1,089	1,635	1,969	1,211
Total non-accrual loans (1)	20,521	12,069	14,768	14,615	51,765

Accruing loans past due 90 days or more:

Consumer loans:
Education loans (2)	14,152	14,843	22,900	25,296	24,410
Total consumer loans	14,152	14,843	22,900	25,296	24,410
Total accruing loans past due 90 days or more	14,152	14,843	22,900	25,296	24,410
Total non-performing loans	34,673	26,912	37,668	39,911	76,175

Real estate owned	189	821	1,276	1,578	5,861

Total non-performing assets	$34,862	$27,733	$38,944	$41,489	$82,036

Total non-performing loans to total loans	0.86%	0.67%	1.28%	1.65%	3.25%

Total non-performing assets to total assets	0.60%	0.48%	0.81%	0.87%	1.79%

(1)         Includes $8.4 million, $1.1 million, $731 thousand, $1.1 million, and $18.3 million of TDRs on non-accrual status as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(2)         Education loans are 98% government guaranteed.

Non-performing assets increased $7.1 million to $34.9 million, or 0.60% of total assets, at December 31, 2017 from $27.7 million, or 0.48% of total assets, at December 31, 2016. This increase was primarily the result of the downgrade to doubtful and change to non-accrual of a shared national credit of $9.6 million in the first quarter of 2017.  This loan continued to make payments in 2017 and at December 31, 2017 had an $8.0 million outstanding balance. Net charge-offs for the year ended December 31, 2017 were $3.1 million compared to $2.7 million for the year ended December 31, 2016. We charge-off the collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Non-performing assets at December 31, 2017 included $14.2 million, or 40.6%, of government guaranteed student loans where we have little risk of credit loss. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Interest income that would have been recorded for the years ended December 31, 2017 and 2016, had non-accrual loans been current according to their original terms, amounted to approximately $1.3 million and $724 thousand, respectively. There was no interest income recorded on non-accrual loans during the years ended December 31, 2017 and 2016, respectively.

The tables below include impaired loans and the average impaired loan balance as of December 31, 2017 and 2016.

Impaired Loans

As of December 31, 2017

(Dollars in thousands)

	Unpaid		Carrying			Average
	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired	Related
	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance	Allowance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$4,548	$33	$4,515	0.7%	24	$188	$—
Commercial Business	2,272	160	2,112	1.6%	17	592	—
Commercial Construction	—	—	—	—	—	—	—
Residential Real Estate	6,546	717	5,829	11.0%	116	50	—
Home Equity and Lines of Credit	1,276	30	1,246	2.4%	30	42	—
Personal	345	—	345	—	13	27	—
Education	—	—	—	—	—	—	—
Auto	—	—	—	—	—	—	—
Total impaired loans with no related specific allowance recorded:	$14,987	$940	$14,047	6.3%	198	$71	$—

Impaired loans with a related specific allowance recorded:
Commercial Business	$7,953	$—	$7,953	0.0%	2	$3,977	$1,500
Impaired loans with a related specific allowance recorded:	$7,953	$—	$7,953	0.0%	2	3,977	$1,500

Total Impaired Loans	$22,940	$940	$22,000	4.1%	200	$4,047	$1,500

Impaired Loans

As of December 31, 2016

(Dollars in thousands)

	Unpaid		Carrying			Average
	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired	Related
	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance	Allowance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$1,472	$—	$1,472	—	11	$134	$—
Commercial Business	3,772	63	3,709	1.7%	15	247
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	8,672	932	7,740	10.7%	135	57
Home Equity and Lines of Credit	1,050	41	1,009	3.9%	22	46
Personal	80	—	80	—	6	13
Education	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Total Impaired Loans	$15,046	$1,036	$14,010	6.9%	189	$74	$—

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

At December 31,
(Dollars in thousands)	2017	2016	2015	2014	2013

Special mention assets	$12,510	$14,914	$15,190	$19,423	$49,526
Substandard assets	28,772	36,089	33,199	43,704	98,275
Doubtful assets	7,953	—	—	—	—
Total classified assets	$49,235	$51,003	$48,389	$63,127	$147,801

For all loans classified as substandard and doubtful, we generally charge-off the collateral deficiency on all collateral dependent classified loans that are 90 days past due. During the first quarter of 2017, one shared national credit for $9.6 million was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators. This loan continued to make payments in 2017 and, at December 31, 2017, had an $8.0 million outstanding balance. Management has established a $1.5 million specific valuation allowance to cover risk associated with this loan as of December 31, 2017.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. As of December 31, 2017 and 2016, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The allowance for loan losses methodology includes review of the nine interagency qualitative factors that are assessed to adjust the allowance based on the incremental risk of drivers not adequately reflected in the quantitative component of the allowance. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. We generally charge-off the collateral or discounted cash flow deficiency on all loans at 90 days past due.  During the first quarter of 2017, one shared national credit for $9.6 million was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators. This loan continued to make payments in 2017 and, at December 31, 2017, had an $8.0 million outstanding balance. Management has established a $1.5 million specific valuation allowance to cover risk associated with this loan as of December 31, 2017. There was no specific valuation allowance at December 31, 2016 for non-performing loans.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	2017		2016		2015		2014		2013
(Dollars in thousands)	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
General valuation allowance:
Commercial:
Commercial real estate	$28,205	39.2%	$23,395	34.6%	$22,640	33.0%	$18,016	25.2%	$22,089	24.9%
Commercial business loans	9,019	16.4	9,923	17.3	11,856	16.9	18,264	18.2	19,301	16.2
Small business leases	961	3.5	536	3.5	—	—	—	—	—	—
Commercial construction	963	3.6	3,579	5.6	2,335	4.0	2,343	2.9	3,188	1.6
Total Commercial	39,148	62.9	37,433	61.0	36,831	53.9	38,623	46.3	44,578	42.7
Residential:
Residential real estate	838	23.4	1,493	22.3	1,644	25.0	1,960	27.6	2,200	29.2
Total real estate loans	838	23.4	1,493	22.3	1,644	25.0	1,960	27.6	2,200	29.2
Consumer:
Home equity & lines of credit	491	5.7	1,185	6.2	2,356	7.9	2,669	9.3	3,133	10.0
Personal	255	0.4	372	0.6	436	0.7	1,957	1.3	2,687	1.8
Education	121	3.7	129	4.1	125	6.1	285	8.1	306	8.8
Automobile	914	3.9	2,649	5.8	4,108	6.4	4,610	7.4	2,195	7.5
Total consumer	1,781	13.7	4,335	16.7	7,025	21.1	9,521	26.1	8,321	28.1
Unallocated	—		—		—		550		550
Total general valuation allowance	$41,767	99.8%	$43,261	100.0%	$45,500	100.0%	$50,654	100.0%	$55,649	100.0%
Specific valuation allowance:
Commercial:
Commercial business loans	$1,500	0.2%	$—	—%	$—	—%	$—	—%	$—	—%
Total Commercial	1,500	—	—	—	—	—	—	—	—	—
Total specific valuation allowance	$1,500	—%	$—	—%	$—	—%	$—	—%	$—	—%
Total allowance for loan and lease losses	$43,267	100.0%	$—	100.0%	$—	100.0%	$—	100.0%	$—	100.0%

Commercial Loans. The allowance for the commercial portfolio totaled $39.1 million at December 31, 2017 compared to $37.4 million at December 31, 2016.  The increase in the allowance was the result of organic loan growth in the commercial portfolio coupled with an increase in net charge-offs and delinquencies in the commercial loan portfolio during the year ended December 31, 2017. The allowance for loan losses related to the commercial portfolio was 1.6% of commercial loans at December 31, 2017 compared to 1.5% of commercial loans at December 31, 2016.  We believe the commercial reserves are adequate given the continued improvement in credit quality metrics during the year ended December 31, 2017.

Residential Loans. The allowance for the residential loan portfolio was $838 thousand, or 0.09% of residential loans at December 31, 2017 compared to $1.5 million, or 0.17%, at December 31, 2016. The decrease in the allowance was primarily the result of a decrease in delinquencies during the year ended December 31, 2017 and continued low levels of net charge-offs. We continue to experience consistently low levels of net charge-offs and delinquencies within this portfolio with annual loss rates of 0.02% and 0.04% during the year ended December 31, 2017 and 2016, respectively.  We believe the balance of residential reserves is appropriate given the continued low net charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $1.8 million, or 0.32% of consumer loans, at December 31, 2017 compared to $4.3 million, or 0.65% of consumer loans, at December 31, 2016. The decrease in the allowance for loan losses within this portfolio is primarily due to a decline in the balance of consumer loans and continued low levels of net charge-offs. For the year ended December 31, 2017, net charge-offs totaled $592 thousand compared to $2.2 million for the year ended December 31, 2016.  We believe the balance of consumer reserves is appropriate given continued low levels of charges-offs.

Specific Allowance. Management established a $1.5 million specific valuation allowance to cover the risk associated with one shared national credit for $8.0 million that was downgraded to doubtful and changed to non-accrual status during the year based on the results of a shared national credit examination performed by regulators.

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

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2017	2016	2015	2014	2013

Allowance at beginning of period	$43,261	$45,500	$50,654	$55,649	$57,649

General provision for loan losses	1,618	485	(3,600)	200	13,000
Specific valuation allowance	1,500	—	—	—	—
Charge-offs:
Real estate loans:
Residential	246	379	283	702	1,051
Commercial real estate	470	134	2,333	5,804	11,334
Total real estate loans	716	513	2,616	6,506	12,385

Commercial business loans	525	536	703	5,338	5,340

Commercial small business leases	1,776	292	—	—	—

Consumer:
Home equity & lines of credit	356	411	584	180	740
Automobile	1,816	2,170	1,774	1,682	1,113
Other consumer loans	287	892	625	823	759
Total consumer loans	2,459	3,474	2,983	2,685	2,612
Total charge-offs	5,476	4,814	6,302	14,529	20,337

Recoveries:
Real estate loans:
Residential	28	1	16	88	430
Commercial real estate	25	425	749	3,845	2,843
Total real estate loans	53	426	765	3,933	3,273

Commercial business	38	203	2,759	4,499	902

Commercial small business leases	444	95	—	—	—

Consumer:
Home equity& lines of credit	311	273	173	198	255
Automobile	1,189	823	898	601	725
Other consumer loans	330	270	153	103	182
Total consumer loans	1,828	1,366	1,224	902	1,162
Total recoveries	2,364	2,090	4,748	9,334	5,337
Net charge-offs	3,112	2,724	1,554	5,195	15,000
General allowance at end of period	41,767	43,261	45,500	50,654	55,649
Specific allowance at end of period	$1,500	$—	$—	$—	$—

Allowance to non-performing loans	124.79%	160.75%	120.79%	126.92%	73.05%
Allowance to total loans	1.07%	1.08%	1.55%	2.09%	2.38%
Net charge-offs to average loans	0.08%	0.08%	0.06%	0.22%	0.63%

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

Our goal is to manage our interest rate risk by determining whether a given movement in interest rates affects our net income and the market value of our portfolio equity in a positive or negative way, and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2017 indicate an acceptable level of risk.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2017 and December 31, 2016. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income of a change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a change in market interest rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products, are documented periodically through evaluation under varying interest rate scenarios.

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

As of December 31, 2017 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$153,783	$167,781	$175,152
% change	(8.34)%		4.39%

Economic Value at Risk:
Equity	$1,026,313	$1,107,750	$1,107,238
% change	(7.35)%		(0.05)%

As of December 31, 2016 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$149,221	$159,482	$165,265
% change	(6.43)%		3.63%

Economic Value at Risk:
Equity	$1,071,486	$1,170,057	$1,152,158
% change	(8.42)%		(1.53)%

As of December 31, 2017, based on the scenarios above, net interest income at risk would be positively affected over a one-year time horizon in a rising interest rate environment and negatively affected in a declining interest rate environment.  The economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining interest rate environment. As of December 31, 2016, based on the scenarios above, net interest income at risk would be positively affected over a one-year time horizon in a rising interest rate environment and negatively affected in a declining interest rate environment. The economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining interest rate environment. The current historically low interest rate environment reduces the reliability of the measurement of a 200 basis point decline in interest rates, as such a decline would result in negative interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor. In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

Overall, our December 31, 2017 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and the Federal Home Loan Bank system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our investment portfolio. As of December 31, 2017, the potential liquidity from these sources totaled $3.0 billion, which is an amount we believe currently exceeds any contingent liquidity needs.

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

Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2017, cash and cash equivalents totaled $557.6 million, including overnight investments of $512.6 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $310.3 million at December 31, 2017.  On December 31, 2017, we had $515.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds under an overnight advance program up to Beneficial Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.28 billion at December 31, 2017, compared to $3.27 billion at December 31, 2016. In addition, we use brokered certificates of deposit as a funding source of our asset base.  The Company primarily relies on its retail and commercial deposit base to fund the balance sheet as these deposits are typically a lower cost and more stable funding source than brokered deposits.  However, the Company also utilizes brokered certificates of deposit to fund a portion of the balance sheet subject to policy limits approved by the Company’s Board of Directors.  As of December 31, 2017 and December 31, 2016, the Company had $285.6 million, or 4.9% of total assets, and $285.8 million, or 5.0% of total assets, of brokered certificates of deposit, respectively.  For the years ended December 31, 2017 and December 31, 2016, the cost of brokered certificates of deposit totaled 1.56% and 1.68%, respectively.

The Company utilizes different terms for the brokered certificates of deposit to minimize the refinancing risk that exists in any given year.  The Company has structured its brokered certificates of deposit to mature over a five year period.  The following table summarizes the outstanding balance of brokered certificates of deposit by calendar year of maturity for the period presented:

(Dollars in thousands)	December 31, 2017
Amounts mature in:
2018	$75,770
2019	45,000
2020	99,790
2021	50,000
2022	15,000
Total	$285,560

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

As of December 31, 2017 and December 31, 2016, aggregate wholesale funding totaled $790.9 million and $743.6 million, respectively. In addition, at December 31, 2017, we had arrangements to borrow up to $2.1 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On December 31, 2017, we had $515.0 million of advances outstanding and $20.0 million of future dated advances outstanding with the FHLB of Pittsburgh that will fund in the first quarter of 2018.  During the year ended December 31, 2017, we executed a $200.0 million forward starting interest rate swap at 2.24% to lock in lower funding costs for a $200.0 million borrowing that matures in 2019.

A significant use of our liquidity is the funding of loan originations. At December 31, 2017, Beneficial Bank had $661.2 million in loan and lease commitments outstanding, which consisted of $20.6 million, $1.7 million and $7.1 million in commercial loan commitments, consumer loan commitments, and commercial small business lease commitments, respectively, $159.3 million in commercial construction and other advances, $443.1 million in commercial and consumer unused lines of credit, and $29.4 million in standby letters of credit. Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2017 totaled $446.9 million, or 52.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2017. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables present certain of our contractual obligations at December 31, 2017:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Borrowed funds	$540,439	$20,000	$295,000	$200,000	$25,439
Commitments to fund new
Commercial loans	20,618	20,618	—	—	—
Consumer-Mortgage loans	1,749	1,749	—	—	—
Commercial small business leases	7,054	7,054	—	—	—
Commitments to fund commercial construction and other advances	159,322	3,366	99,355	21,078	35,523
Unused lines of credit	443,134	205,673	83,183	35,283	118,995
Standby letters of credit	29,364	25,123	3,186	41	1,014
Operating lease obligations	57,233	6,200	12,418	10,725	27,890
Total	$1,258,913	$289,783	$493,142	$267,127	$208,861

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

Beneficial Bancorp is a separate legal entity from Beneficial Bank and must provide for its own liquidity in addition to its operating expenses. Beneficial Bancorp’s primary source of income is dividends received from Beneficial Bank. The amount of dividends that Beneficial Bank may declare and pay to Beneficial Bancorp is generally restricted under Pennsylvania law to the retained earnings of Beneficial Bank. At December 31, 2017, Beneficial Bancorp (stand-alone) had liquid assets of $90.0 million.  During the year ended December 31, 2017, the Company used cash of $15.1 million to repurchase stock and $17.6 million to pay cash dividends to shareholders.

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2017, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See note 15 in the notes to the consolidated financial statements included in this Annual Report.

At December 31, 2017, Beneficial Bank’s ratio of Tier 1 capital to risk-weighted assets equaled 20.34%, well above the ratio necessary to be considered well capitalized under applicable federal regulations. We strive to manage our capital for maximum shareholder benefit. While the significant increase in equity that resulted from our second-step conversion completed on January 12, 2015 adversely impacted our return on equity, our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. Further, our strong capital position leaves us well-positioned to meet our customers’ needs and to execute on our growth strategies both organically and through acquisitions. For example, the Company acquired Conestoga Bank during the second quarter of 2016.  We will also use capital management tools, such as common share repurchases, to improve our capital position.

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

On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2017, the Company purchased 703,800 shares under the second stock repurchase plan.

The Company paid cash dividends on its common stock totaling $0.24 per share during the year ended December 31, 2017. Additionally the Company declared a special dividend of $0.25 per share given our high capital levels and expected benefit to future earnings as a result of H.R 1.  The dividend is payable on or after February 15, 2018, to common shareholders of record at the close of business on February 5, 2018.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 21 to the consolidated financial statements. For the year ended December 31, 2017 we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

During the year, the Bank entered into one future borrowing arrangements with the FHLB of Pittsburgh to borrow $20.0 million at a fixed interest rate during the period from January 2018 through January 2022 to replace existing borrowings that will mature during this period, as well as, to manage future interest rate volatility by locking into fixed borrowing rates.  There was no impact to the Company’s financial condition, results of operations or cash flows for the year ended December 31, 2017.

Derivative Financial Instruments. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2017, the Company had interest rate swaps with an aggregate notional amount of $137.6 million related to this program. During the year ended December 31, 2017, the Company recognized a net loss of $39 thousand compared to a net gain of $798 thousand during the year ended December 31, 2016 and a net loss of $4 thousand during the year ended December 31, 2015, related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income. The increase in income associated with our interest rate swap agreements during 2016 can be attributed to a $493 thousand swap fee earned on a commercial real estate loan.

Additionally, during the year ended December 31, 2017, the Company entered into an interest rate swap with a separate financial institution with the objective to add stability to interest income and expense and to manage its exposure to interest rate movements associated with its FHLB borrowings. This interest rate swap has a $200.0 million notional value and is designated as a cash flow hedge and involves the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed interest payments.

For this interest rate swap that is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the year ended December 31, 2017.

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

Consolidated Summary of Quarterly Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents summarized quarterly data for 2017 and 2016:

	1st	2nd	3rd	4th	Total
2017	Quarter	Quarter	Quarter	Quarter	Year
Total interest income	$47,394	$48,542	$49,446	$52,486	$197,868
Total interest expense	6,620	6,785	7,060	7,535	28,000
Net interest income	40,774	41,757	42,386	44,951	169,868
Provision for loan and lease losses	600	750	750	1,018	3,118
Net interest income after provision for loan and lease losses	40,174	41,007	41,636	43,933	166,750
Total non-interest income	7,068	7,420	7,112	7,165	28,765
Total non-interest expense	35,367	34,214	33,838	35,378	138,797
Income before income taxes	11,875	14,213	14,910	15,720	56,718
Income tax expense	3,520	4,728	5,482	19,064	32,794
Consolidated net income	8,355	9,485	9,428	(3,344)	23,924
Net income attributable to noncontrolling interest	—	—	—	(8)	(8)
Net income attributable to Beneficial Bancorp Inc.	$8,355	$9,485	$9,428	$(3,336)	$23,932
Basic earnings per common share (1)	$0.11	$0.13	$0.13	$(0.05)	$0.33
Diluted earnings per common share (1)	$0.11	$0.13	$0.13	$(0.05)	$0.32
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.24

	1st	2nd	3rd	4th	Total
2016	Quarter	Quarter	Quarter	Quarter	Year
Total interest income	$36,934	$44,395	$46,037	$46,427	$173,793
Total interest expense	4,694	5,619	6,028	6,535	22,876
Net interest income	32,240	38,776	40,009	39,892	150,917
Provision for loan losses	—	—	—	485	485
Net interest income after provision for loan losses	32,240	38,776	40,009	39,407	150,432
Total non-interest income	5,343	6,019	8,246	8,197	27,805
Total non-interest expense	30,333	40,053	33,262	35,476	139,124
Income before income taxes	7,250	4,742	14,993	12,128	39,113
Income tax expense	2,227	1,994	4,917	4,506	13,644
Net income	$5,023	$2,748	$10,076	$7,622	$25,469
Basic earnings per common share (1)	$0.07	$0.04	$0.14	$0.10	$0.34
Diluted earnings per common share (1)	$0.07	$0.04	$0.14	$0.10	$0.34
Dividends declared per share	$—	$—	$0.06	$0.06	$0.12

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

Item 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.            CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2017 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2017, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Thomas D. Cestare
Gerard P. Cuddy	Thomas D. Cestare
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Item 9B.            OTHER INFORMATION

None.

PART III

Item 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

For information relating to the directors of Beneficial Bancorp, Inc., the section captioned “Items to be Voted on by Stockholders—Item 1—Election of Directors” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Executive Officers

For information relating to officers of Beneficial Bancorp, Inc., see Part I, Item 1, “Business— Executive Officers of the Registrant” to this Annual Report on Form 10-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, the cover page to this Annual Report on Form 10-K and the section captioned “Other Information Relating to Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference.

Disclosure of Code of Ethics

For information concerning Beneficial Bancorp, Inc.’s Code of Ethics, the information contained under the section captioned “Corporate Governance—Code of Ethics and Business Conduct” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated by reference. A copy of the Code of Ethics and Business Conduct is available to stockholders on Beneficial Bancorp, Inc.’s website at www.thebeneficial.com.

Corporate Governance

For information regarding the Audit Committee and its composition and the audit committee financial expert, the section captioned “Corporate Governance — Committees of the Board of Directors — Audit Committee” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.              EXECUTIVE COMPENSATION

Executive Compensation

For information regarding executive compensation, the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Director Compensation” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated herein by reference.

Corporate Governance

For information regarding the compensation committee report, the section captioned “Report of the Compensation Committee” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)                  Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

(b)                  Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

(c)                   Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company the operation of which may at a subsequent date result in a change in control of the registrant.

(d)                  Equity Compensation Plan Information

The following table sets forth information about the Company common stock that may be issued upon the exercise of stock options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2017.

	(a) Number of Securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,727,249	$9.62	1,065,174
Equity compensation plans not approved by stockholders	—	—	—
Total	1,727,249	$9.62	1,065,174

Item 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

For information regarding certain relationships and related transactions, the section captioned “Other Information Relating to Directors and Executive Officers—Transactions with Related Persons” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Corporate Governance

For information regarding director independence, the section captioned “Corporate Governance—Director Independence” in Beneficial Bancorp, Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the principal accountant fees and expenses, the section captioned “Items to Be Voted on By Stockholders—Item 2—Ratification of Independent Registered Public Accounting Firm” in Beneficial Bancorp Inc.’s Proxy Statement for the 2018 Annual Meeting of Stockholders is incorporated herein by reference.

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

(3)                                 Exhibits

No.	Description
3.1	Articles of Incorporation of Beneficial Bancorp, Inc. (1)
3.2	Bylaws of Beneficial Bancorp, Inc. (2)
4.0	Stock Certificate of Beneficial Bancorp, Inc. (3)
10.1	Amended and Restated Employment Agreement between Beneficial Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy *(4)
10.2	Amended and Restated Employment Agreement between Beneficial Bancorp, Inc., Beneficial Bank and Thomas D. Cestare * (5)
10.3	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Martin F. Gallagher * (6)
10.4	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Joanne Ryder * (7)

10.5	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Pamela M. Cyr * (8)
10.6	Supplemental Pension and Retirement Plan of Beneficial Bank * (9)
10.7	Second Amendment to the Beneficial Bank Board of Managers Non-Vested Deferred Compensation Plan * (10)
10.8	Beneficial Bancorp, Inc. 2008 Equity Incentive Plan * (11)
10.9	Beneficial Bancorp, Inc. 2016 Omnibus Incentive Plan * (12)
10.10	Beneficial Bank Board of Trustees’ Non-Vested Deferred Compensation Plan * (13)
10.11	Beneficial Bank Stock-Based Deferral Plan * (14)
10.12	Severance Pay Plan for Eligible Employees of Beneficial Bank * (15)
10.13	Amended and Restated Beneficial Bank Elective Deferred Compensation Plan * (16)
10.14	Executive Officer Change in Control Severance Agreement between Beneficial Bank and Joseph Canosa*
21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 — Subsidiaries”
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
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

Item 16.              FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Beneficial Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Beneficial Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2012.

Philadelphia, Pennsylvania
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Beneficial Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Beneficial Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2018

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2017 and 2016

	2017	2016

ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$45,048	$45,791
Overnight Investments	512,567	241,255
Total cash and cash equivalents	557,615	287,046

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $309,333 and $449,655 at December 31, 2017 and 2016, respectively)	310,308	451,544
Held-to-maturity (estimated fair value of $533,425 and $597,785 at December 31, 2017 and 2016, respectively)	537,302	602,529
Federal Home Loan Bank stock, at cost	23,210	21,231
Total investment securities	870,820	1,075,304
LOANS AND LEASES:	4,034,130	4,010,568
Allowance for loan and lease losses	(43,267)	(43,261)
Net loans and leases	3,990,863	3,967,307
ACCRUED INTEREST RECEIVABLE	17,512	16,635
BANK PREMISES AND EQUIPMENT, Net	70,573	75,444
OTHER ASSETS:
Goodwill	169,002	169,125
Bank owned life insurance	80,172	80,664
Other intangibles	2,884	4,446
Other assets	39,387	62,622
Total other assets	291,445	316,857
TOTAL ASSETS	$5,798,828	$5,738,593
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$563,185	$518,294
Interest-bearing deposits	3,587,308	3,639,894
Total deposits	4,150,493	4,158,188

Borrowed funds	540,439	490,423
Other liabilities	73,006	76,226
Total liabilities	4,763,938	4,724,837

COMMITMENTS AND CONTINGENCIES (Note 21)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of December 31, 2017 and December 31, 2016	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 84,503,580 and 83,383,917 issued and 75,829,537 and 75,637,684 outstanding, as of December 31, 2017 and 2016, respectively	845	834
Additional paid-in capital	799,658	772,925
Unearned common stock held by employee savings and stock ownership plan	(27,078)	(29,546)
Retained earnings (partially restricted)	405,497	399,620
Accumulated other comprehensive loss	(26,127)	(25,833)
Treasury Stock at cost, 8,674,043 shares and 7,746,233 shares at December 31, 2017 and 2016, respectively	(118,497)	(104,244)
Total Beneficial Bancorp Inc. stockholders’ equity	1,034,298	1,013,756
Noncontrolling Interest	592	—
Total Equity	1,034,890	1,013,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,798,828	$5,738,593

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
INTEREST INCOME:
Interest and fees on loans and leases	$172,404	$147,690	$111,879
Interest on overnight investments	4,330	935	758
Interest and dividends on investment securities:
Taxable	21,058	24,002	29,151
Tax-exempt	76	1,166	1,551
Total interest income	197,868	173,793	143,339

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	2,442	2,218	1,615
Money market and savings deposits	5,981	5,751	5,280
Time deposits	9,698	7,722	7,156
Total	18,121	15,691	14,051
Interest on borrowed funds	9,879	7,185	5,066
Total interest expense	28,000	22,876	19,117
Net interest income	169,868	150,917	124,222
Provision for loan and lease losses	3,118	485	(3,600)
Net interest income after provision for loan and lease losses	166,750	150,432	127,822

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	7,124	6,719	6,796
Service charges and other income	19,543	18,421	16,780
Mortgage banking and SBA income	2,105	854	727
Net (loss) gain on sale of investment securities	(7)	1,811	(19)
Total non-interest income	28,765	27,805	24,284

NON-INTEREST EXPENSE:
Salaries and employee benefits	75,225	68,515	62,970
Occupancy expense	10,336	9,786	9,201
Depreciation, amortization and maintenance	9,507	9,942	9,026
Marketing expense	4,684	4,404	3,806
Intangible amortization expense	1,563	2,190	1,883
FDIC insurance	1,744	2,055	2,142
Merger and restructuring charges	—	8,765	753
Professional fees	4,606	5,342	4,449
Classified loan & other real estate owned related expense	1,136	1,103	1,192
Other	29,996	27,022	23,066
Total non-interest expense	138,797	139,124	118,488
Income before income taxes	56,718	39,113	33,618
Income tax expense	32,794	13,644	10,725
CONSOLIDATED NET INCOME	23,924	25,469	22,893
Less: Net income attributable to noncontrolling interest	(8)	—	—
NET INCOME ATTRIBUTABLE TO BENEFICIAL BANCORP INC.	$23,932	$25,469	$22,893

NET EARNINGS PER SHARE - Basic	$0.33	$0.34	$0.29
NET EARNINGS PER SHARE — Diluted	$0.32	$0.34	$0.29
DIVIDENDS DECLARED PER SHARE	$0.24	$0.12	$—
Average common shares outstanding - Basic	70,574,037	71,902,158	78,513,929
Average common shares outstanding - Diluted	71,301,286	72,632,437	79,276,984

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Years Ended December 31, 2017, 2016 and 2015

	For the Year Ended
	December 31,
	2017	2016	2015

Consolidated Net Income	$23,924	$25,469	$22,893
Less: Net loss attributable to noncontrolling interest	(8)	—	—
Net Income attributable to Beneficial Bancorp, Inc.	23,932	25,469	22,893
Other comprehensive income, net of tax:
Securities available for sale and transferred securities:
Unrealized holding losses on available for sale securities arising during the period (net of deferred tax of $336, $1,048, and $1,564 for the years ended December 31, 2017, 2016, and 2015, respectively)	(585)	(1,804)	(2,705)
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $291, $303, and $303 for the years ended December 31, 2017, 2016, and 2015, respectively)	501	506	524
Reclassification adjustment for net losses on available for sale securities included in net income (net of tax of $2, $5, and $7 for the years ended December 31, 2017, 2016, and 2015, respectively)	5	9	12
Cash flow hedge:
Unrealized gain on cash flow hedge arising during the period (net of deferred tax of $335 for the year ended December 31, 2017)	587	—	—
Defined benefit pension plans:
Pension (losses) gains, other postretirement and postemployment benefit plan adjustments (net of tax of $436, $201, and $936 for the years ended December 31, 2017, 2016, and 2015, respectively)	(802)	(1,170)	1,458
Total other comprehensive loss	(294)	(2,459)	(711)
Comprehensive income	$23,638	$23,010	$22,182

See accompanying notes to the consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

For the Years Ended December 31, 2017, 2016 and 2015

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Beneficial Bancorp Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2017	83,383,917	$834	$772,925	$(29,546)	$399,620	$(104,244)	$(25,833)	$1,013,756	$—	$1,013,756
Net Income					23,932			23,932	(8)	23,924
Dividends Declared ($0.24 per share)					(17,555)			(17,555)		(17,555)
KSOP shares committed to be released			1,778	2,468				4,246		4,246
Stock option expense			965					965		965
Restricted stock expense			14,196					14,196		14,196
Effect of change in accounting principle adoption of ASU 2016-09 stock based compensation					(500)			(500)		(500)
Stock options exercised	1,119,663	11	10,668					10,679		10,679
Purchase of treasury stock including shares withheld to cover tax liabilities						(15,127)		(15,127)		(15,127)
Omnibus Equity Plan shares granted from treasury stock, net			(874)			874		—		—
Contribution from noncontrolling shareholders								—	600	600
Net unrealized losses on AFS securities arising during the year (net of deferred tax of $336)							(585)	(585)		(585)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $291)							501	501		501
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $2)							5	5		5
Unrealized gain on cash flow hedge arising during the period (net of deferred tax of $335)							587	587		587
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $436)							(802)	(802)		(802)
BALANCE, DECEMBER 31, 2017	84,503,580	$845	$799,658	$(27,078)	$405,497	$(118,497)	$(26,127)	$1,034,298	$592	$1,034,890

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Beneficial Bancorp Inc. Stockholders’ Equity
BALANCE, JANUARY 1, 2016	82,949,191	$829	$787,503	$(32,014)	$382,951	$(349)	$(23,374)	$1,115,546
Net Income					25,469			25,469
Dividends Declared ($0.12 per share)					(8,800)			(8,800)
KSOP shares committed to be released			1,303	2,468				3,771
Stock option expense (includes tax benefit of $191)			1,555					1,555
Restricted stock expense (includes tax benefit of $170)			7,694					7,694
Stock options exercised	434,726	5	4,147					4,152
Purchase of treasury stock including shares withheld to cover tax liabilities						(133,172)		(133,172)
Omnibus Equity Plan shares granted from treasury stock, net			(29,277)			29,277		—
Net unrealized losses on AFS securities arising during the year (net of deferred tax of $1,048)							(1,804)	(1,804)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $303)							506	506
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $5)							9	9
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $201)							(1,170)	(1,170)
BALANCE, DECEMBER 31, 2016	83,383,917	$834	$772,925	$(29,546)	$399,620	$(104,244)	$(25,833)	$1,013,756

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Beneficial Bancorp Inc. Stockholders’ Equity
BALANCE, JANUARY 1, 2015	90,809,621	$826	$362,685	$(14,306)	$360,058	$(75,706)	$(22,663)	$610,894
Net Income					22,893			22,893
KSOP shares committed to be released (includes net tax liability of $186)			626	2,445				3,071
Stock option expense (includes tax benefit of $119)			1,602					1,602
Restricted stock expense (includes tax benefit of $8)			1,442					1,442
Stock options exercised	236,518	2	2,304					2,306
Purchase of treasury stock including shares withheld to cover tax liabilities						(349)		(349)
Net unrealized losses on AFS securities arising during the year (net of deferred tax of $1,564)							(2,705)	(2,705)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $303)							524	524
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $7)							12	12
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $936)							1,458	1,458
Second-step conversion and stock offering:
Beneficial Mutual Savings Bank MHC shares sold in public offering, including 2,015,352 shares purchased by the ESOP, net of offering costs	50,383,817	1	494,550	(20,153)				474,398
Retirement of MHC shares	(50,367,473)							—
Fractional shares resulting from conversion of existing shares at 1.0999 exchange ratio	(2,063)							—
Treasury stock retired	(8,111,229)		(75,706)			75,706		—
BALANCE, DECEMBER 31, 2015	82,949,191	$829	$787,503	$(32,014)	$382,951	$(349)	$(23,374)	$1,115,546

See accompanying notes to consolidated financial statements

BENEFICIAL BANCORP, INC. AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
OPERATING ACTIVITIES:
Consolidated net income	$23,924	$25,469	$22,893
Net loss attributable to noncontrolling interest	(8)	—	—
Net income attributable to Beneficial Bancorp, Inc.	23,932	25,469	22,893
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,118	485	(3,600)
Depreciation and amortization	6,132	6,482	6,079
Intangible amortization and impairment	1,563	2,190	1,883
Net loss (gain) on sale of investments	7	(1,811)	19
Accretion of discount on investments	(197)	(369)	(463)
Amortization of premium on investments	3,891	5,633	5,979
Gain on sale of residential loans held for sale	(1,917)	(305)	(360)
Accretion of acquired loans and lease marks	4,353	1,112	735
Deferred income taxes	20,996	6,064	6,184
Net loss from disposition of premises and equipment	417	987	314
Proceeds from the sale of fixed assets held for sale	524	535	(146)
Other real estate impairment	146	16	4
Net gain on sale of other real estate	(24)	(180)	(232)
Amortization of KSOP	4,246	3,771	3,257
Decrease (increase) in bank owned life insurance	492	(1,507)	(1,478)
Stock based compensation expense	14,661	8,888	2,917
Origination of loans held for sale	(15,823)	(21,507)	(18,412)
Proceeds from sale of loans	37,230	19,836	19,050
Changes in assets and liabilities:
Accrued interest receivable	(877)	(1,216)	(915)
Accrued interest payable	276	1,034	(15)
Income taxes (receivable) payable	(839)	(808)	2,256
Other liabilities	(3,761)	5,395	(400)
Other assets	841	4,072	(3,901)
Net cash provided by operating activities	99,387	64,266	41,648
INVESTING ACTIVITIES:
Loans and leases originated or acquired	(1,195,889)	(1,418,712)	(1,199,318)
Principal repayment on loans and leases	1,145,137	865,716	676,610
Purchases of investment securities available for sale	(4,000)	(7,500)	(11,985)
Proceeds from sales of investment securities available for sale	—	61,248	—
Proceeds from maturities, calls or repayments of investment securities available for sale	137,690	206,637	125,758
Purchases of investment securities held to maturity	(40,031)	(23,808)	(70,247)
Proceeds from maturities, calls or repayments of investment securities held to maturity	103,785	115,329	99,596
Net sales (purchases) of money market and mutual funds	5,447	(565)	(17,962)
(Purchase) redemption of Federal Home Loan Bank stock	(1,979)	(12,138)	44
Proceeds from the sale of other securities	—	2,584	—
Acquisition of Conestoga, net of cash acquired	—	(79,610)	—
Acquisition of Pye Karr Ambler & Co., Inc., net of cash acquired	—	—	(135)
Proceeds from sale other real estate owned	959	2,116	1,008
Purchases of premises and equipment	(1,678)	(3,328)	(4,548)
Proceeds from sale of premises and equipment	—	21	2,870
Cash provided by other investing activities	832	432	162
Net cash provided by (used in) investing activities	150,273	(291,578)	(398,147)
FINANCING ACTIVITIES:
Increase in borrowed funds	135,000	495,993	11,000
Repayment of borrowed funds	(84,984)	(195,975)	(10,983)
Net increase in checking, savings and demand accounts	10,119	114,505	107,787
Net (decrease) increase in time deposits	(17,814)	3,374	(53,484)
Cash dividend paid to stockholders	(17,555)	(8,800)	—
Contribution from non-controlling shareholders, net	592	—	—
Proceeds from the exercise of stock options	13,198	4,683	2,442
Excess tax benefit related to stock based compensation awards	—	361	127
Cash paid to tax authorities related to stock based compensation awards	(7,297)	(1,051)	(485)
Purchase of treasury stock	(10,350)	(132,652)	—
Net cash provided by financing activities	20,909	280,438	56,404
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	270,569	53,126	(300,095)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	287,046	233,920	534,015
CASH AND CASH EQUIVALENTS, END OF YEAR	$557,615	$287,046	$233,920
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$27,724	$21,842	$19,132
Cash payments for income taxes	12,637	7,771	2,304
Transfers of loans to other real estate owned	189	363	441
Transfers of bank branches to fixed assets held for sale	—	—	744
Contribution to pension plan	—	351	351
Acquisition of noncash assets and liabilities
Assets acquired	—	649,880	—
Liabilities acquired	—	589,255	—
Issuance of common stock funded by stock subscriptions received prior to January 1, 2015, net of offering costs	—	—	474,398

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(All dollar amounts are presented in thousands, except per share data)

1. NATURE OF OPERATIONS

The Company is a Maryland corporation and owns 100% of the outstanding common stock of the Bank, a Pennsylvania chartered savings bank. The Bank offers a variety of consumer and commercial banking services to individuals, businesses, and nonprofit organizations through 61 offices throughout the Philadelphia and Southern New Jersey area. The Bank is supervised and regulated by the Department and the FDIC. The Company is regulated by the Federal Reserve Board. The deposits of the Bank are insured up to the applicable legal limits by the Deposit Insurance Fund of the FDIC.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Specifically, the financial statements include the accounts of the Bank, the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are: (i) Beneficial Advisors, LLC, which offers wealth management services and non-deposit investment products, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers (iv) Beneficial Equipment Finance Corporation, a business equipment leasing company and (v) Neumann Finance Company,  a majority owned subsidiary, formed to originate small business leases. Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated. The various services and products support each other and are interrelated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

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

Loans and Leases — The Company’s loan and lease portfolio consists of commercial loans and leases, residential loans and consumer loans. Commercial loans and leases include commercial real estate loans, commercial construction loans, commercial business loans, shared national credits and small business commercial leases. Residential loans include residential mortgage loans secured primarily by first liens on one-to four-family residential properties. Consumer loans consist primarily of home equity loans and lines of credit, personal loans, automobile loans and education loans. Loan balances are stated at their principal balances, net of unamortized fees and costs.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes. The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The uncertain tax liability for uncertain tax positions was zero at December 31, 2017 and December 31, 2016.

The passage of H.R. 1 on December 22, 2017 lowered the federal corporate tax rate to 21% from 35%.  Under ASC 740, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income.  The Company re-measured its net deferred tax assets at the current 21% federal corporate tax rate and, as a result, the Company recorded a one-time charge of $13.1 million of income tax expense during the year ended December 31, 2017.  In addition, the FASB recently added a narrow-scope project on the reclassification of certain tax effects stranded in accumulated OCI and instructed the FASB staff to draft an exposure draft that would require the amounts to be reclassified to retained earnings.  As of December 31, 2017, the Company had $5.0 million of tax effects stranded in accumulated OCI as a result of the passage of H.R. 1.  The Company intends to comply with the final FASB guidance and will reclassify the amount stranded in accumulated OCI to retained earnings in the period the new guidance become effective.

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

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02: Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this update allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the passage of H.R. 1. The amendments in this update also require certain disclosures about stranded tax effects.  Upon adoption of the ASU, an entity will be required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income.  The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in H.R. 1 is recognized.  As of December 31, 2017, the Company had $5.0 million of tax benefits stranded in accumulated OCI as a result of the passage of H.R. 1.  The Company intends to comply with the amendments in this update and will reclassify the amount stranded in accumulated OCI to retained earnings in the first quarter of 2018.

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

In May 2017, the FASB issued ASU 2017-09: Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The Board is issuing this update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  To date, the Company has not changed the terms or conditions of a share-based payment award.  As a result, the Company does not anticipate an impact to the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09: Compensation —Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The Board is issuing this update as part of its initiative to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Some of the areas for simplification apply only to nonpublic entities. In addition, the amendments in this update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment.  For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted the provisions of this update during the quarter ended March 31, 2017.  The Company evaluated the impact of this guidance and determined there was no significant impact to the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and subsequent updates. This ASU clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that requires an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company adopted the guidance effective January 1, 2018 using the modified retrospective method. The Company’s revenue is the sum of net interest income and non-interest income. The scope of the guidance excludes nearly all net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Company completed its review and determined that the majority of non-interest income revenue streams are within the scope of the new standard. Non-interest income streams that are out of scope of the new standard include BOLI, sales of investment securities, mortgage banking activities, and certain items within service charges and other income. Management reviewed contracts related to service charges on deposits, investment advisory commissions and fee income, insurance commission and fee income and certain items within other service charges and other income. The Company evaluated the impact of this ASU on the Company’s various revenue streams and, upon adoption on January 1, 2018 and going forward, does not anticipate a material impact to the consolidated financial statements. The Company is in the process of evaluating changes that may be necessary to applicable disclosures of disaggregation of total revenue, information about performance obligations, information about key judgments and estimates and policy decisions regarding revenue recognition.

3. ACQUISITION OF CONESTOGA BANK

On April 14, 2016, Beneficial completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company, Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and Conestoga Bank subsequently merged with and into Beneficial Bank. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Operations for the period beginning on April 15, 2016, the date of the acquisition, through December 31, 2017.  During the year ended December 31, 2016, the Company recorded $7.2 million of merger and other restructuring charges as a result of the completion of the transaction.

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

(In thousands)
Consideration Paid
Cash paid to Conestoga Bank	$105,000
Change in control payments	2,777
Value of consideration	107,777

Assets acquired:
Cash and due from banks	$28,167
Investment securities	59,424
FHLB stock	307
Loans and leases	518,562
Premises and equipment	6,979
Bank owned life insurance	14,330
Core deposit intangible	2,247
Real estate owned	1,087
Accrued interest receivable	1,121
Deferred tax asset	12,445
Other assets	5,334
Total assets	650,003

Liabilities assumed:
Deposits	$588,386
Accrued interest payable	131
Other liabilities	738
Total liabilities	589,255
Net assets acquired	60,748
Goodwill resulting from acquisition of Conestoga Bank	$47,029

During the three months ended March 31, 2017, the Company finalized its fair value estimates related to the acquisition of Conestoga Bank.  The following table details the changes in fair value of the net assets acquired and liabilities assumed as of April 14, 2016 from the amounts originally reported in the Company’s Form 10-K for the year ended December 31, 2016:

Goodwill Conestoga Bank reported as of December 31, 2016	$47,152

Effect of adjustments to:
Loans and leases	(214)
Deferred tax asset	91
Total adjustments	(123)

Adjusted goodwill Conestoga Bank as of December 31, 2017	$47,029

The changes to goodwill during 2017 were primarily due to final market values received on assets acquired and adjustments to deferred tax assets recorded during the quarter ended March 31, 2017.  There were no changes to goodwill recorded during the quarters ended June 30, 2017, September 30, 2017, or December 31, 2017.

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

Acquired loans not subject to the requirements of FASB ASC 310-30 are recorded at fair value.  The fair value mark on each of these loans will be accreted into interest income over the remaining life of the loan.  The following table details loans that are not accounted for in accordance with FASB ASC 310-30 as of April 14, 2016:

(Dollars in thousands)
Contractually required principal and interest at acquisition	$507,815
Contractual cash flows not expected to be collected (credit mark)	8,046
Expected cash flows at acquisition	499,769

Interest rate premium mark	5,005
Fair value of acquired loans not accounted for under FASB ASC 310-30	$504,774

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by Conestoga Bank.

In connection with the acquisition of Conestoga Bank, the Company acquired an investment portfolio with a fair value of $59.4 million.  All investment securities were subsequently sold at fair value.

In connection with the acquisition of Conestoga Bank, the Company recorded a net deferred income tax asset of $12.4 million, which was prior to the passage of H.R. 1, related to Conestoga Bank’s net operating loss carryforward, as well as other tax attributes of the acquired company, along with the tax effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from Conestoga Bank provide value to the Company as a source of stable and low cost funds.  The fair value of the core deposit intangible (“CDI”) was determined based on a discounted cash flow analysis. To calculate cash flows, deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The life of the deposit base and projected deposit attrition rates were determined using Beneficial’s historical deposit data. The CDI was valued at $2.2 million or 0.65% of deposits. The intangible asset is being amortized on an accelerated basis over ten years.  Amortization for the year ended December 31, 2017 was $380 thousand.

Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an alternative deposit portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment was valued at $588 thousand and is being amortized in line with the expected cash flows driven by maturities of these deposits over the next five years.  Amortization for the year ended December 31, 2017 was $114 thousand.

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

The following table presents unaudited pro forma information as if the acquisition of Conestoga Bank had occurred on January 1, 2015. This pro forma information gives effect to certain adjustments, including purchase accounting fair value adjustments, amortization of core deposit and other intangibles and related income tax effects. Acquisition costs expensed by Beneficial Bank of $7.2 million and Conestoga Bank of $947 thousand were estimated to have been incurred during the year ended December 31, 2016.

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

4. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME LOSS

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2017. All amounts are presented net of tax.

	Net unrealized
	holding gains (losses) on	Defined benefit
	available-for-sale	pension plan	Cash Flow
(Dollars in thousands)	securities	items	Hedge	Total
Beginning balance, January 1, 2017	$(747)	$(25,086)	$—	$(25,833)
Changes in other comprehensive loss before reclassifications:
Unrealized holding losses on AFS securities	(585)	—	—	(585)
Accretion of unrealized losses on AFS securities transferred to HTM	501	—	—	501
Pension, other postretirement and postemployment benefit plan adjustments	—	(2,142)	—	(2,142)
Unrealized gain on cash flow hedge	—	—	587	587
Amount reclassified from accumulated other comprehensive loss	5	1,340	—	1,345
Net current-period other comprehensive (loss) income	(79)	(802)	587	(294)
Ending balance, December 31, 2017	$(826)	$(25,888)	$587	$(26,127)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2017:

For the Year Ended December 31, 2017

(Dollars in thousands)

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
Unrealized gains and losses on available-for-sale securities
	$7		Net loss on sale of investment securities
	(2)		Income tax benefit
	$5		Net of tax

Amortization of defined benefit pension items
Transition obligation	$73	(1)	Other non-interest expense
Prior service costs	(486	)(1)	Other non-interest expense
Net recognized actuarial losses	2,481	(1)	Other non-interest expense
	$2,068		Total before tax
	(728)		Income tax benefit
	$1,340		Net of tax

(1)                      These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 18 - Pension and Other Postretirement Benefits for additional details.

The following table presents the changes in the balances of each component of AOCI for the year ended December 31, 2016.  All amounts are presented net of tax.

(Dollars in thousands)	Net unrealized holding gains (losses) on available-for-sale securities	Defined benefit pension plan items	Total

Beginning balance, January 1, 2016	$542	$(23,916)	$(23,374)
Changes in other comprehensive loss before reclassifications:
Unrealized holding losses on AFS securities	(1,804)	—	(1,804)
Accretion of unrealized losses on AFS securities transferred to HTM	506	—	506
Pension, other postretirement and postemployment benefit plan adjustments	—	(2,926)	(2,926)
Amount reclassified from accumulated other comprehensive loss	9	1,756	1,765
Net current-period other comprehensive loss	(1,289)	(1,170)	(2,459)
Ending balance, December 31, 2016	$(747)	$(25,086)	$(25,833)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2016:

For the Year Ended December 31, 2016

(Dollars in thousands)

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
Unrealized gains and losses on available-for-sale securities
	$14		Net loss on sale of investment securities
	(5)		Income tax benefit
	$9		Net of tax

Amortization of defined benefit pension items
Transition obligation	$17	(1)	Other non-interest expense
Prior service costs	(485	)(1)	Other non-interest expense
Net recognized actuarial losses	2,526	(1)	Other non-interest expense
	2,058		Total before tax
	(302)		Income tax benefit
	$1,756		Net of tax

(1)                      These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 18 - Pension and Other Postretirement Benefits for additional details.

The following table presents the changes in the balances of each component of AOCI for the year ended December 31, 2015.  All amounts are presented net of tax.

(Dollars in thousands)	Net unrealized holding gains (losses) on available-for-sale securities	Defined benefit pension plan items	Total

Beginning balance, January 1, 2015	$2,711	$(25,374)	$(22,663)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	(2,705)	—	(2,705)
Unrealized losses on AFS securities transferred to HTM
Accretion of unrealized losses on AFS securities transferred to HTM	524	—	524
Pension, other postretirement and postemployment benefit plan adjustments	—	165	165
Amount reclassified from accumulated other comprehensive loss	12	1,293	1,305
Net current-period other comprehensive income (loss)	(2,169)	1,458	(711)
Ending balance, December 31, 2015	$542	$(23,916)	$(23,374)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2015:

For the Year Ended December 31, 2015

(Dollars in thousands)

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
Unrealized gains and losses on available-for-sale securities
	$19		Net loss on sale of investment securities
	(7)		Income tax benefit
	$12		Net of tax

Amortization of defined benefit pension items
Transition obligation	$208	(1)	Other non-interest expense
Prior service costs	(518	)(1)	Other non-interest expense
Net recognized actuarial losses	2,433	(1)	Other non-interest expense
	2,123		Total before tax
	(830)		Income tax benefit
	$1,293		Net of tax

(1)                             These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 18 - Pension and Other Postretirement Benefits for additional details.

5. EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the years ended December 31, 2017, 2016, and 2015. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“KSOP”) shares and unvested restricted stock shares. Since the Company paid dividends during the years ended December 31, 2017 and 2016, the Company was required to use the two-class method for 2017 and 2016 to calculate earnings per share as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period.  Net earnings per share for both common shares and participating securities is the same for the years ended December 31, 2017, 2016, and 2015.  See Note 20 to these consolidated financial statements for further discussion of stock grants.

(Dollars in thousands, except share and per share	For the Year Ended December 31,
amounts)	2017	2016	2015

Basic and diluted earnings per share:
Net income attributable to Beneficial Bancorp, Inc.	$23,932	$25,469	$22,893
Net income allocated to unvested restricted stock	(827)	(812)	—
Net income allocated to common shares	$23,105	$24,657	$22,893

Basic average common shares outstanding	70,574,037	71,902,158	78,513,929
Effect of dilutive securities (1)	727,249	730,279	763,055
Dilutive average shares outstanding	71,301,286	72,632,437	79,276,984
Net earnings per share
Basic	$0.33	$0.34	$0.29
Diluted	$0.32	$0.34	$0.29

(1) - Dilutive securities for the years ended December 31, 2017 and 2016 do not include unvested restricted stock awards.

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the year ended December 31, 2017, there were no outstanding options that were anti-dilutive. For the year ended December 31, 2016, there were 2,750 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation. For the year ended December 31, 2015, there were 687 restricted stock grants and 863,172 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.

6. CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances in accordance with federal requirements. Cash and due from banks in the consolidated statements of financial condition include $22.1 million and $21.5 million at December 31, 2017 and 2016, respectively, relating to this requirement. Cash and due from banks includes fiduciary funds of $422 thousand and $584 thousand at December 31, 2017 and 2016, respectively, relating to insurance services.

7. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2017, and 2016 are as follows:

	December 31, 2017
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity Securities	$250	$160	$—	$410
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	3,488	—	35	3,453
Ginnie Mae guaranteed mortgage securities	2,980	108	—	3,088
GSE mortgage-backed securities	245,926	2,378	2,164	246,140
GSE collateralized mortgage obligations	14,910	17	153	14,774
Municipal bonds	1,792	74	—	1,866
Corporate Securities	23,489	594	—	24,083
Money markets and mutual funds	16,498	—	4	16,494

Total	$309,333	$3,331	$2,356	$310,308

	December 31, 2017
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$472,259	$677	$3,668	$469,268
GSE & Agency collateralized mortgage obligations	63,038	—	942	62,096
Municipal bonds	505	32	—	537
Foreign bonds	1,500	24	—	1,524

Total	$537,302	$733	$4,610	$533,425

	December 31, 2016
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$4,649	$10	$—	$4,659
Ginnie Mae guaranteed mortgage securities	3,734	134	—	3,868
GSE mortgage-backed securities	374,593	3,967	2,026	376,534
Collateralized mortgage obligations	22,920	20	259	22,681
Municipal bonds	2,320	82	—	2,402
Corporate Securities	19,487	155	185	19,457
Money market, mutual funds and certificates of deposit	21,952	—	9	21,943

Total	$449,655	$4,368	$2,479	$451,544

	December 31, 2016
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$569,319	$1,850	$6,522	$564,647
Collateralized mortgage obligations	30,580	110	268	30,422
Municipal bonds	630	50	—	680
Foreign bonds	2,000	36	—	2,036

Total	$602,529	$2,046	$6,790	$597,785

During the year ended December 31, 2017, the Bank received proceeds from the sale of $795 thousand of mutual funds that resulted in a loss of $7 thousand. During the year ended December 31, 2016, the Company sold its investment in stock held in a financial institution that was acquired and recorded a $1.8 million gain and also received proceeds from the sale of $356 thousand of mutual funds that resulted in a loss of $14 thousand. During 2015, the Bank received proceeds from the sale of $360 thousand of mutual funds that resulted in a loss of $19 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016:

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$3,453	$35	$—	$—	$3,453	$35
Mortgage-backed securities	378,645	2,488	175,947	3,344	554,592	5,832
Collateralized mortgage obligations	55,928	770	20,065	325	75,993	1,095
Subtotal, debt securities	$438,026	$3,293	$196,012	$3,669	$634,038	$6,962
Mutual Funds	408	4	—	—	408	4
Total temporarily impaired securities	$438,434	$3,297	$196,012	$3,669	$634,446	$6,966

	At December 31, 2016
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$546,662	$8,300	$37,672	$248	$584,334	$8,548
Corporate Securities	9,802	185	—	—	9,802	185
Collateralized mortgage obligations	2,622	17	26,471	510	29,093	527
Subtotal, debt securities	$559,086	$8,502	$64,143	$758	$623,229	$9,260
Mutual Funds	—	—	201	9	201	9
Total temporarily impaired securities	$559,086	$8,502	$64,344	$767	$623,430	$9,269

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”).  The Company had an unrealized loss of $5.8 million related to its GSE mortgage-backed securities as of December 31, 2017.  Additionally, the Company had an unrealized loss of $1.1 million on GSE & Agency collateralized mortgage obligations, an unrealized loss of $35 thousand on GSE Notes and an unrealized loss of $4 thousand on mutual funds as of December 31, 2017.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.9% as of December 31, 2017.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 0.7% as of December 31, 2017. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2017.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 1.6% as of December 31, 2017.  The Company’s investments that were in a loss position for less than 12 months included GSE & Agency CMOs with an unrealized loss of 1.4%.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2017.

US GSE & Agency Notes

The Company’s investments that were in a loss position for less than 12 months included GSE Notes with an unrealized loss of 1.0% as of December 31, 2017. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2017.

The following table sets forth the stated maturities of the investment securities at December 31, 2017 and 2016. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. For purposes of this table they are presented separately.

	December 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	5,280	5,319	2,320	2,402
Due after five years through ten years	23,489	24,083	24,136	24,116
Due after ten years	—	—	—	—
Mortgage-backed securities	263,816	264,002	401,247	403,083
Equity Securities	250	410
Money market and mutual funds	16,498	16,494	21,952	21,943

Total	$309,333	$310,308	$449,655	$451,544

Held-to-maturity:
Due in one year or less	$125	$127	$625	$630
Due after one year through five years	1,880	1,934	2,005	2,086
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities	535,297	531,364	599,899	595,069

Total	$537,302	$533,425	$602,529	$597,785

At December 31, 2017 and December 31, 2016, $78.1 million and $90.7 million, respectively, of securities were pledged to secure municipal deposits.  At December 31, 2017 the Company had no securities pledged as collateral on interest rate swaps and at December 31, 2016, the Company had $500 thousand of securities pledged as collateral on interest rate swaps.

8. LOANS

Major classifications of loans at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,448,226	$128,659	$5,037	$1,581,922
Commercial business loans	568,241	100,613	1,235	670,089
Commercial small business leases	92,632	48,622	—	141,254
Commercial construction	146,633	—	—	146,633
Total commercial loans	2,255,732	277,894	6,272	2,539,898

Residential:
Residential real estate	897,052	46,414	107	943,573
Total residential loans	897,052	46,414	107	943,573

Consumer loans:
Home equity & lines of credit	208,191	19,712	206	228,109
Personal	10,978	6,237	56	17,271
Education	147,582	—	—	147,582
Automobile	157,697	—	—	157,697
Total consumer loans	524,448	25,949	262	550,659
Total loans	3,677,232	350,257	6,641	4,034,130

Allowance for losses	(43,267)	—	—	(43,267)
Loans, net	$3,633,965	$350,257	$6,641	$3,990,863

	December 31, 2016
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,218,431	$164,569	$5,396	$1,388,396
Commercial business loans	563,047	125,915	5,284	694,246
Commercial small business leases	49,900	89,113	—	139,013
Commercial construction	224,731	101	—	224,832
Total commercial loans	2,056,109	379,698	10,680	2,446,487

Residential:
Residential real estate	835,896	58,053	525	894,474
Total residential loans	835,896	58,053	525	894,474

Consumer loans:
Home equity & lines of credit	223,060	25,477	416	248,953
Personal	14,458	7,263	142	21,863
Education	164,202	—	—	164,202
Automobile	234,584	5	—	234,589
Total consumer loans	636,304	32,745	558	669,607
Total loans	3,528,309	470,496	11,763	4,010,568

Allowance for losses	(43,261)	—	—	(43,261)
Loans, net	$3,485,048	$470,496	$11,763	$3,967,307

During the year ended December 31, 2017, the Company recorded a $1.6 million net gain on the sale of $17.8 million of guaranteed Small Business Administration (“SBA”) loans that is included in “mortgage banking and SBA income” on the consolidated statements of income. As of September 30, 2017, the Bank retained the $5.6 million outstanding unguaranteed portion of the loans and the related servicing rights for the loans and receives a 1.0% servicing fee from the purchaser of the loans.

Included in the balance of residential loans are approximately $245 thousand and $2.0 million of loans held for sale at December 31, 2017, and December 31, 2016, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Residential loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank. For the years ended December 31, 2017 and December 31, 2016, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $17.6 million and $19.5 million, respectively, and recorded mortgage banking income of approximately $734 thousand and $854 thousand, respectively. The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At December 31, 2017, shared national credits totaled $199.5 million, which included $77.3 million of leveraged lending transactions. During the first quarter of 2017, one shared national credit for $9.6 milion was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators. This loan continued to make payments in 2017 and, at December 31, 2017, had an $8.0 million outstanding balance. Management has established a $1.5 million specific valuation allowance to cover risk associated with this loan as of December 31, 2017.  All other shared national credits were classified as pass rated as of December 31, 2017 as all payments are current and the loans are performing in accordance with their contractual terms.

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

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $255 thousand and $263 thousand at December 31, 2017 and 2016, respectively. The amount of payoffs and repayments with respect to such loans during both the years ended December 31, 2017, and 2016 totaled $8 thousand. There was one related party loan granted during the year ended December 31, 2016.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of December 31, 2017, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of:  (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company generally charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As of December 31, 2017, the Company maintained a $1.5 million specific valuation allowance for the previously mentioned shared national credit.  No specific valuation allowance was maintained at December 31, 2016.

The following tables set forth the activity in the allowance for loan losses by portfolio for the years ended December 31, 2017, 2016 and 2015:

			COMMERCIAL		RESIDENTIAL		CONSUMER
December 31, 2017 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$23,395	$9,923	$536	$3,579	$1,493	$1,185	$372	$129	$2,649	$43,261
Charge-offs	(470)	(525)	(1,776)	—	(246)	(356)	(167)	(120)	(1,816)	(5,476)
Recoveries	24	38	444	1	28	311	330	—	1,188	2,364
Provision (credit)	5,256	1,083	1,757	(2,617)	(437)	(649)	(280)	112	(1,107)	3,118
Allowance ending balance	$28,205	$10,519	$961	$963	$838	$491	$255	$121	$914	$43,267

Allowance ending balance
Individually evaluated for impairment	$—	$1,500	$—	$—	$—	$—	$—	$—	$—	$1,500
Collectively evaluated for impairment	28,205	9,019	961	963	838	491	255	121	914	41,767
Total Allowance	$28,205	$10,519	$961	$963	$838	$491	$255	$121	$914	$43,267

Financing receivable:
Ending balance
Individually evaluated for impairment	$19,336	$13,091	$—	$—	$6,062	$1,375	$100	$—	$—	$39,964
Collectively evaluated for impairment	1,428,890	555,150	92,632	146,633	890,990	206,816	10,878	147,582	157,697	3,637,268
Acquired non-credit impaired loans (2)	128,659	100,613	48,622	—	46,414	19,712	6,237	—	—	350,257
Acquired credit impaired loans (1)	5,037	1,235	—	—	107	206	56	—	—	6,641
Total Portfolio	$1,581,922	$670,089	$141,254	$146,633	$943,573	$228,109	$17,271	$147,582	$157,697	$4,034,130

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

	COMMERCIAL			RESIDENTIAL	CONSUMER
December 31, 2015 (Dollars in thousands)	Real Estate	Business	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Unallocated	Total
Allowance for credit losses:
Beginning balance	$18,016	$18,264	$2,343	$1,960	$2,669	$1,957	$285	$4,610	$550	$50,654
Charge-offs	(2,333)	(703)	—	(283)	(584)	(505)	(120)	(1,774)	—	(6,302)
Recoveries	647	2,759	102	16	173	153	—	898	—	4,748
Provision (credit)	6,310	(8,464)	(110)	(49)	98	(1,169)	(40)	374	(550)	(3,600)
Allowance ending Balance	$22,640	$11,856	$2,335	$1,644	$2,356	$436	$125	$4,108	$—	$45,500

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	22,640	11,856	2,335	1,644	2,356	436	125	4,108	$—	$45,500
Total Allowance	$22,640	$11,856	$2,335	$1,644	$2,356	$436	$125	$4,108	$—	$45,500

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,943	$2,287	$41	$12,890	$2,002	$10	$—	$—	$—	$35,173
Collectively evaluated for impairment	936,746	490,578	116,411	691,243	224,846	20,630	181,646	187,777	—	2,849,877
Acquired non-credit impaired loans (2)	16,397	3,448	—	31,493	4,960	—	—	—	—	56,298
Acquired credit impaired loans (1)	—	—	—	98	—	—	—	—	—	98
Total Portfolio	$971,086	$496,313	$116,452	$735,724	$231,808	$20,640	$181,646	$187,777	$—	$2,941,446

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at December 31, 2017 and December 31, 2016:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	December 31, 2017
	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,436,514	91%	$554,813	83%	$92,632	66%	$146,633	100%	$895,475	95%	$3,126,067	91%
Acquired non-credit impaired loans	124,575	8%	90,371	13%	48,622	34%	—	—%	46,192	5%	309,760	9%
Total Pass	1,561,089	99%	645,184	96%	141,254	100%	146,633	100%	941,667	100%	3,435,827	100%
Special Mention
Originated loans	5,779	—%	1,910	—%	—	—%	—	—%	—	—%	7,689	—%
Acquired non-credit impaired loans	483	—%	4,338	1%	—	—%	—	—%	—	—%	4,821	—%
Total Special Mention	6,262	—%	6,248	1%	—	—%	—	—%	—	—%	12,510	—%
Substandard
Originated loans	5,933	1%	3,565	1%	—	—%	—	—%	1,577	—%	11,075	—%
Acquired non-credit impaired loans	3,601	—%	5,904	1%	—	—%	—	—%	222	—%	9,727	—%
Acquired credit impaired loans	5,037	—%	1,235	—%	—	—%	—	—%	107	—%	6,379	—%
Total Substandard	14,571	1%	10,704	2%	—	—%	—	—%	1,906	—%	27,181	—%
Doubtful
Originated	—	—%	7,953	1%	—	—%	—	—%	—	—%	7,953	—%
Total Doubtful	—	—%	7,953	1%	—	—%	—	—%	—	—%	7,953	—%
Total	$1,581,922	100%	$670,089	100%	$141,254	100%	$146,633	100%	$943,573	100%	$3,483,471	100%

During the year, one shared national credit for $7.9 million was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators. Management has established a $1.5 million specific valuation allowance to cover risk associated with this loan as of December 31, 2017

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

Consumer and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	December31, 2017
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$207,036	90%	$10,883	63%	$133,430	90%	$157,697	100%	$509,046	92%
Acquired non-credit impaired loans	19,621	9%	5,987	35%	—	—%	—	—%	25,608	5%
Acquired credit impaired loans	206	—%	56	—%	—	—%	—	—%	262	—%
Total Performing	226,863	99%	16,926	98%	133,430	90%	157,697	100%	534,916	97%
Nonperforming
Originated loans	1,155	1%	95	1%	14,152	10%	—	—%	15,402	3%
Acquired non-credit impaired loans	91	—%	250	1%	—	—%	—	—%	341	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,246	1%	345	2%	14,152	10%	—	—%	15,743	3%
Total	$228,109	100%	$17,271	100%	$147,582	100%	$157,697	100%	$550,659	100%

	December 31, 2016
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$222,168	90%	$14,386	67%	$149,359	91%	$234,584	100%	$620,497	93%
Acquired non-credit impaired loans	25,360	10%	7,255	33%	—	—%	5	—%	32,620	5%
Acquired credit impaired loans	416	—%	142	—%	—	—%	—	—%	558	—%
Total Performing	247,944	100%	21,783	100%	149,359	91%	234,589	100%	653,675	98%
Nonperforming
Originated loans	892	—%	72	—%	14,843	9%	—	—%	15,807	2%
Acquired non-credit impaired loans	117	—%	8	—%	—	—%	—	—%	125	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,009	—%	80	—%	14,843	9%	—	—%	15,932	2%
Total	$248,953	100%	$21,863	100%	$164,202	100%	$234,589	100%	$669,607	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of December 31, 2017 and December 31, 2016, are as follows:

	2017	2016

Outstanding principal balance	$9,741	$16,747
Carrying amount	6,641	11,763

The following table presents changes in the accretable discount on loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, for the years ended December 31, 2017 and December 31, 2016:

Accretable
(Dollars in thousands)	Discount

Balance, April 14, 2016	$1,235
Accretion	(463)
Balance, December 31, 2016	772
Accretion	(597)
Balance, December 31, 2017	$175

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2017

														Recorded
	30-59		60-89		> 90									Investment
	Days		Days		Days		Total		Acquired			Total		>90 Days
	Past		Past		Past		Past		Credit			Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Impaired	Current		Receivables		Accruing	Accruing
Commercial:
Commercial real estate	$719	4%	$1,304	13%	$1,899	10%	$3,922	8%	$5,037	$1,572,963	39%	$1,581,922	38%	$—	$3,273	16%
Commercial business loans	1,291	7%	1,680	16%	495	3%	3,466	7%	1,235	665,388	17%	670,089	17%	—	9,828	48%
Commercial small business leases	1,447	8%	584	6%	4	—%	2,035	4%	—	139,219	3%	141,254	4%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	—	146,633	4%	146,633	4%	—	—	—%
Total commercial	$3,457	19%	$3,568	35%	$2,398	13%	$9,423	19%	$6,272	$2,524,203	63%	$2,539,898	63%	$—	$13,101	64%

Residential:
Residential real estate	$2,132	11%	$1,113	11%	$2,233	11%	$5,478	11%	$107	$937,988	24%	$943,573	23%	$—	$5,829	28%
Total residential	$2,132	11%	$1,113	11%	$2,233	11%	$5,478	11%	$107	$937,988	24%	$943,573	23%	$—	$5,829	28%

Consumer loans:
Home equity & lines of credit	$856	5%	$285	3%	$582	3%	$1,723	4%	$206	$226,180	6%	$228,109	6%	$—	$1,246	6%
Personal	198	1%	118	1%	234	1%	550	1%	56	16,665	—%	17,271	—%	—	345	2%
Education	8,328	44%	4,821	46%	14,152	72%	27,301	56%	—	120,281	3%	147,582	4%	14,152	—	—%
Automobile	3,830	20%	447	4%	—	—%	4,277	9%	—	153,420	4%	157,697	4%	—	—	—%
Total consumer	$13,212	70%	$5,671	54%	$14,968	76%	$33,851	70%	$262	$516,546	13%	$550,659	14%	$14,152	$1,591	8%

Total	$18,801	100%	$10,352	100%	$19,599	100%	$48,752	100%	$6,641	$3,978,737	100%	$4,034,130	100%	$14,152	$20,521	100%

(1)    Non-accruing loans do not include $6.6 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

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

Troubled Debt Restructured Loans

The Bank determines whether a restructuring of debt constitutes a troubled debt restructuring (“TDR”) in accordance with guidance under FASB ASC Topic 310 Receivables. The Bank considers a loan a TDR when the borrower is experiencing financial difficulty and the Bank grants a concession that they would not otherwise consider but for the borrower’s financial difficulties. A TDR includes a modification of debt terms or assets received in satisfaction of the debt (including a foreclosure or a deed in lieu of foreclosure) or a combination of types. The Bank evaluates selective criteria to determine if a borrower is experiencing financial difficulty, including the ability of the borrower to obtain funds from sources other than the Bank at market rates. The Bank considers all TDR loans as impaired loans and, generally, they are put on non-accrual status. The Bank will not consider the loan a TDR if the loan modification was made for customer retention purposes and the modification reflects prevailing market conditions. The Bank’s policy for returning a loan to accruing status requires the preparation of a well-documented credit evaluation which includes the following:

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of December 31, 2017, 2016, and 2015. The Company had two accruing TDRs in the amount of $1.5 million which were modified during the year ended December 31, 2017. The Company had three accruing TDRs and one accruing TDR in the amount of $1.9 million and $150 thousand, which were modified during the years ended December 31, 2016 and 2015, respectively.

	December 31,		December 31,		December 31,
	2017		2016		2015
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	1	$1,242	3	$770	—	$—
Commercial business loans	4	8,257	3	1,939	—	—
Commercial construction	—	—	—	—	—	—
Total Commercial	5	9,499	6	2,709	—	—

Residential:
Residential real estate	5	330	4	297	6	679
Total real estate loans	5	330	4	297	6	679

Consumer loans:
Home equity & lines of credit	2	66	—	—	1	202
Personal	—	—	—	—	—	—
Total consumer loans	2	66	—	—	1	202
Total loans	12	$9,895	10	$3,006	7	$881

The following tables summarize information about TDRs as of and for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	8	$9,643
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	6	8,371
Temporary reduction in interest rate	2	1,272
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	8	9,680
Outstanding principal balance immediately after modification	8	9,643
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination
Outstanding principal balance at period end	12	9,895
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	59

	For the Year Ended December 31, 2016
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	6	$2,709
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	6	2,709
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	6	2,709
Outstanding principal balance immediately after modification	6	2,709
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination
Outstanding principal balance at period end	10	3,006
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	43

	For the Year Ended December 31, 2015
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	4	$477
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	3	279
Temporary reduction in interest rate	1	198
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	4	498
Outstanding principal balance immediately after modification	4	477
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	3	117
Outstanding principal balance at period end	7	881
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

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

Components of Impaired Loans

Impaired Loans

For the Year Ended December 31, 2017

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$4,515	$4,548	$—	$2,515	$56	$—
Commercial Business	2,112	2,272	—	2,179	14	—
Commercial small business leases	—	—	—	—	—	—
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	5,829	6,546	—	6,834	—	—
Home Equity and Lines of Credit	1,246	1,276	—	1,109	—	—
Personal	345	345	—	240	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	6	—	—
Total Impaired Loans:	$14,047	$14,987	$—	$12,883	$70	$—
Impaired loans with a related specific allowance recorded:

Commercial Business	$7,953	$7,953	$1,500	$8,954	$—	$—
Total impaired loans with a related specific allowance recorded:	$7,953	$7,953	$1,500	$8,954	$—	$—
Total Impaired Loans:
Commercial	$14,580	$14,773	$1,500	$13,648	$70	$—
Residential	5,829	6,546	—	6,834	—	—
Consumer	1,591	1,621	—	1,355	—	—
Total	$22,000	$22,940	$1,500	$21,837	$70	$—

The impaired loans table above includes accruing TDRs in the amount of $1.5 million that were modified during 2017 and are performing in accordance with their modified terms.  The interest income disclosed above relates to accruing TDRs.

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

The impaired loans table above includes $1.9 million of accruing TDRs that were modified during 2016 and are performing in accordance with their modified terms.  The interest income disclosed above relates to accruing TDRs.

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

Generally, the Company will charged-off the collateral or discounted cash flow deficiency on all impaired loans.  The Company determined that a $1.5 million specific valuation allowance for the previously mentioned shared national credit was required as of December 31, 2017.  The Company determined that no specific valuation allowance for any impaired loans was required as of December 31, 2016.  Interest income that would have been recorded for the year ended December 31, 2017 and 2016, had impaired loans been current according to their original terms, amounted to $1.3 million and $817 thousand, respectively.

9. ACCRUED INTEREST RECEIVABLE

The following table provides information on accrued interest receivable at December 31, 2017 and 2016.

	2017		2016
(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Interest-bearing deposits	$231	1.3%	$50	0.3%
Investment securities	2,183	12.5%	2,521	15.2%
Loans	15,098	86.2%	14,064	84.5%

Total accrued interest receivable	$17,512	100.0%	$16,635	100.0%

10. BANK PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017 and 2016:

(Dollars in thousands)	2017	2016
Land	$19,703	$19,703
Bank premises	55,714	55,147
Furniture, fixtures and equipment	19,086	20,742
Leasehold improvements	16,095	16,355
Construction in progress	747	425
Total	111,345	112,372
Accumulated depreciation and amortization	(40,772)	(36,928)

Total	$70,573	$75,444

Depreciation and amortization expense amounted to $6.1 million and $6.4 million for the years ended December 31, 2017 and 2016, respectively.

11. GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other. The Company recorded goodwill of $47.0 million and core deposit intangibles of $2.2 million, or 0.65% of core deposits, in connection with the acquisition of Conestoga Bank.  As of December 31, 2017, the other intangibles consisted of $1.7 million of core deposit intangibles, which are amortized over an estimated useful life of ten years, and $1.2 million of customer list intangibles, which are amortized over an estimated remaining life of between four and six years.

During 2017, management reviewed qualitative factors for the bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2016. Accordingly, it was determined that it was more likely than not that the fair value of banking unit continued to be in excess of its carrying amount as of December 31, 2017.

During 2016, the Company made a voluntary change in the method of applying an accounting principle related to the timing of the annual goodwill impairment assessment, as it relates to Beneficial Insurance Services, LLC, from December 31st to September 30th.   Management made this decision based on the time intensive nature of the goodwill impairment assessment for Beneficial Insurance Services, LLC. Management does not consider this change in impairment testing date to be a material change in application of an accounting principle.  As it relates to Beneficial Insurance Services, LLC, the Company performed an impairment test as of September 30, 2017 which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2017.

Goodwill and other intangibles at December 31, 2017 and December 31, 2016 are summarized as follows:

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships Intangible
Balance at January 1, 2017	$169,125	$2,883	$1,563
Adjustments:
Adjustment for Conestoga Bank	(123)	—	—
Amortization	—	(1,160)	(402)
Balance at December 31, 2017	$169,002	$1,723	$1,161

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships Intangible
Balance at January 1, 2016	$121,973	$2,423	$1,966
Adjustments:
Additions	47,152	2,247	—
Amortization	—	(1,787)	(403)
Balance at December 31, 2016	$169,125	$2,883	$1,563

The following tables summarize amortizing intangible assets at December 31, 2017 and 2016:

	2017			2016
(Dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core Deposits	$26,170	$(24,447)	$1,723	$26,170	$(23,287)	$2,883
Customer Relationships	10,386	(9,225)	1,161	10,386	(8,823)	1,563
Total Amortizing Intangibles	$36,556	$(33,672)	$2,884	$36,556	$(32,110)	$4,446

Aggregate amortization expense was $1.6 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)
Year	Expense
2018	796
2019	728
2020	655
2021	232
2022	179
2023 and thereafter	294

12. OTHER ASSETS

The following table provides selected information on other assets at December 31, 2017 and 2016:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Investments in affordable housing and other partnerships	$4,053	$5,575
Prepaid assets	2,691	2,493
Net deferred tax assets	22,975	44,789
Other real estate	189	821
Fixed assets held for sale	—	744
Servicing rights	2,341	2,169
All other assets	7,138	6,031
Total other assets	$39,387	$62,622

During the year ended December 31, 2017, the Company recorded a one- time $14.1 million reduction in the valuation of its net deferred tax assets related to the enactment of H.R. 1 and its impact on the re-measurement of our net deferred tax assets due to the reduction in the corporate income tax rate to 21% from 35%.

The Company follows the authoritative guidance under ASC 860-50 — Servicing Assets and Liabilities to account for its servicing rights. The Company has elected the fair value measurement method to value its servicing assets at fair value in accordance with ASC 860-50. Under the fair value measurement method, the Company measures its loan servicing rights at fair value at each reporting date and reports changes in the fair value of its loan servicing rights in earnings in the period in which the changes occur. See Note 25 to these consolidated financial statements.

13. DEPOSITS

Deposits consisted of the following major classifications at December 31, 2017 and 2016:

	% of Total		% of Total
(Dollars in thousands)	2017	Deposits	2016	Deposits

Non-interest bearing deposits	$563,185	13.6%	$518,294	12.5%
Interest-earning checking accounts	898,263	21.6%	930,227	22.4%
Municipal checking accounts	123,697	3.0%	125,063	3.0%
Money market accounts	419,773	10.1%	444,226	10.7%
Savings accounts	1,288,875	31.1%	1,265,864	30.4%
Certificates of deposit	856,700	20.6%	874,514	21.0%
Total deposits	$4,150,493	100.0%	$4,158,188	100.0%

Time deposit accounts outstanding at December 31, 2017 mature as follows:

(Dollars in thousands)
Year	Balance
2018	$441,423
2019	135,841
2020	156,012
2021	73,038
2022	50,384
2023 and thereafter	2

The aggregate amount of certificates of deposit accounts in denominations of $100 thousand or more totaled $182.6 million, $176.0 million and $122.6 million at December 31, 2017, December 31, 2016 and 2015, respectively. The FDIC has permanently raised deposit insurance per account owner to $250 thousand for all types of accounts.

14. BORROWED FUNDS

A summary of borrowings is as follows:

	December 31,
(Dollars in thousands)	2017	2016
FHLB advances	$515,000	$465,000
Statutory trust debenture	25,439	25,423
Total borrowings	$540,439	$490,423

Advances from the FHLB that bear fixed interest rates with remaining periods until maturity are summarized as follows:

	December 31,
(Dollars in thousands)	2017	2016
Due in one year or less	$20,000	$75,000
Due after one year through five years	495,000	390,000
Total FHLB advances	$515,000	$465,000

The Company increased borrowings by $50.0 million during the year ended December 31, 2017 to replace higher cost brokered certificates of deposit and to fund organic loan growth. The new borrowings resulted from previously entered into forward-starting advances with the FHLB in 2015 and 2016, which include a $50.0 million advance with an interest rate of 1.60% that matures in February 2021 and a $75.0 million advance with an interest rate of 2.24% that matures in March 2020.

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. At December 31, 2017, the Bank had a maximum borrowing capacity from the FHLB of Pittsburgh of $2.0 billion of which we had $515.0 million in outstanding advances and $20.0 million in future dated advances outstanding with the FHLB of Pittsburgh. The balance remaining of $1.5 billion is our unused borrowing capacity with the FHLB of Pittsburgh at December 31, 2017. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with requirements for FHLB of Pittsburgh with an investment of $23.2 million at December 31, 2017.

The weighted average interest rates of the borrowings during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Weighted average interest rate during period:
Federal Home Loan Bank advances	1.72%	2.04%
Federal Home Loan Bank overnight borrowings	1.08	0.62
Federal Reserve Bank of Philadelphia overnight borrowings	1.50	1.01
Statutory Trust Debenture	2.92	2.40
Other	1.38	0.79

The Bank entered into a future borrowing arrangement with the FHLB of Pittsburgh to borrow $20.0 million at a fixed interest rate during the period from January 2018 through January 2022 to replace an existing borrowing that will mature during this period, as well as, to manage future interest rate volatility by locking into a fixed borrowing rate. There was no impact to the Company’s financial condition, results of operations or cash flows for the year ended December 31, 2017.

As of December 31, 2017, the Bank also has a $146.2 million borrowing capacity with the Federal Reserve Bank. The Company pledges loans to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia. Loans totaling $193.6 million and $265.6 million were pledged to secure borrowings at December 31, 2017 and 2016, respectively. There were no outstanding borrowings with the Federal Reserve Bank at December 31, 2017 and 2016.

At December 31, 2017 and 2016, the Bank had no outstanding repurchase agreements.

The Company assumed FMS Financial’s obligation to the FMS Statutory Trust II (the “Trust”) as part of the acquisition of FMS Financial on July 13, 2007. The Company’s debentures to the Trust as of December 31, 2017 were $25.8 million. The fair value of the debenture was recorded as of the acquisition date at $25.3 million. The difference between market value and the face value of the Company’s debenture is being amortized as interest expense over the expected life of the debt. The Trust issued $25.8 million of floating rate capital securities and $759 thousand of common securities to the Company. The Trust’s capital securities are fully guaranteed by the Company’s debenture to the Trust. The Company’s investment in the capital securities is included in “all other assets” in other assets on the Company’s consolidated statements of financial condition. As of December 31, 2017, the rate was 3.17% based on 3 Month LIBOR plus a 1.58% margin. The debentures are now redeemable at the Company’s option. The redemption of the debentures would result in the mandatory redemption of the Trust’s capital and common securities at par. The statutory trust debenture is wholly owned by the Company, however under accounting guidance, it is not a consolidated entity because the Company is not the primary beneficiary.

15. OTHER LIABILITIES

The following table provides selected information on other liabilities at December 31, 2017 and December 31, 2016:

	December 31,	December 31,
(Dollars in thousands)	2017	2016
Accrued pension and other postretirement benefits	$27,888	$29,442
Other accrued expenses	14,351	15,066
Mortgage escrow	10,952	10,774
Deferred rent	7,425	7,303
Accrued interest	3,039	2,763
Income taxes payable	—	104
Other liabilities	9,351	10,774
Total other liabilities	$73,006	$76,226

16. REGULATORY CAPITAL REQUIREMENTS

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

As of December 31, 2017, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2017 and December 31, 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2017:
Tier 1 Leverage (to average assets)	$914,552	16.19%	$225,909	4.00%	$282,387	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	889,113	22.12%	180,841	4.50%	261,215	6.50%
Tier 1 Capital (to risk weighted assets)	914,552	22.76%	241,121	6.00%	321,495	8.00%
Total Capital (to risk weighted assets)	958,013	23.84%	321,495	8.00%	401,869	10.00%

As of December 31, 2016:
Tier 1 Leverage (to average assets)	$891,129	16.15%	$220,715	4.00%	$275,893	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	866,540	21.45%	181,769	4.50%	262,555	6.50%
Tier 1 Capital (to risk weighted assets)	891,129	22.06%	242,359	6.00%	323,145	8.00%
Total Capital (to risk weighted assets)	934,624	23.14%	323,145	8.00%	403,931	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2017 and 2016:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2017:
Tier 1 Leverage (to average assets)	$816,461	14.46%	$225,870	4.00%	$282,337	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	816,461	20.34%	180,662	4.50%	260,956	6.50%
Tier 1 Capital (to risk weighted assets)	816,461	20.34%	240,882	6.00%	321,177	8.00%
Total Capital (to risk weighted assets)	859,852	21.42%	321,177	8.00%	401,471	10.00%

As of December 31, 2016:
Tier 1 Leverage (to average assets)	$814,038	14.76%	$220,639	4.00%	$275,799	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	814,038	20.17%	181,615	4.50%	262,333	6.50%
Tier 1 Capital (to risk weighted assets)	814,038	20.17%	242,154	6.00%	322,872	8.00%
Total Capital (to risk weighted assets)	857,533	21.25%	322,872	8.00%	403,590	10.00%

17. INCOME TAXES

The Company files a consolidated federal income tax return. The provision for income taxes for the years ended December 31, 2017, 2016, and 2015 includes the following:

(Dollars in thousands)	2017	2016	2015
Current federal taxes	$10,087	$6,033	$3,271
Current state and local taxes	1,711	1,547	1,270
Deferred federal and state taxes	20,996	6,064	6,184
Total	$32,794	$13,644	$10,725

A reconciliation from the expected federal income tax expense computed at the statutory federal income tax rate to the actual income tax expense included in the consolidated statements of income is as follows:

	2017		2016		2015

Tax at statutory rate	$19,851	35.00%	$13,689	35.00%	$11,766	35.00%
Increase/(reduction) in taxes resulting from:
Tax-exempt income	(694)	(1.22)	(971)	(2.48)	(1,015)	(3.02)
State and local income taxes	2,249	3.97	1,446	3.70	1,094	3.25
Employee benefit programs	(2,001)	(3.53)	(17)	(0.04)	(360)	(1.07)
Federal income tax credits	(920)	(1.62)	(994)	(2.54)	(1,000)	(2.97)
Valuation allowances — state and local income taxes/OTTI	75	0.13	(692)	(1.77)	(102)	(0.30)
Section 162(m): Limit on Compensation	1,186	2.09	664	1.70	—	—
Other	(93)	(0.17)	519	1.31	342	1.01
Subtotal	$19,653	34.65%	$13,644	34.88%	$10,725	31.90%
Impact of change in tax law	13,141	23.17	—	—	—	—
Total	$32,794	57.82%	$13,644	34.88%	$10,725	31.90%

Items that give rise to significant portions of the deferred tax accounts at December 31, 2017 and 2016 are as follows:

(Dollars in thousands)	2017	2016

Deferred tax assets:
Reserve for bad debts	$9,086	$15,818
Pension and postretirement liabilities (ASC 715)	8,217	13,402
Federal income tax credits	—	2,085
Deferred compensation	4,803	8,995
State net operating loss carryover / state credits	1,764	426
Purchase accounting adjustments	2,860	9,561
Lease accounting	772	1,175
OREO	117	161
Premises and equipment	222	—
Available-for-sale securities	84	427
Accrued expenses and other	1,936	3,744
	29,861	55,794
Less: Valuation Allowance	(608)	(426)

Total	29,253	55,368

Deferred tax liabilities:
Pension and postretirement benefits	3,169	5,278
Intangibles	1,201	1,961
Premises and equipment	—	257
Prepaid expenses and deferred loan costs	1,416	2,293
Mortgage servicing rights and other	492	790
Total	6,278	10,579

Net deferred tax assets	$22,975	$44,789

The passage of H.R. 1 on December 22, 2017 lowered the federal corporate tax rate to 21% from 35%.  Under ASC 740, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income.  The Company re-measured its net deferred tax assets at the current 21% federal corporate tax rate and, as a result, the Company recorded a one-time charge of $13.1 million of income tax expense during the year ended December 31, 2017.  In addition, the FASB issued ASU 2018-02 related to the reclassification of certain tax effects stranded in accumulated OCI that would require the amounts to be reclassified to retained earnings.  As of December 31, 2017, the Company had $5.0 million of tax effects stranded in accumulated OCI as a result of the passage of H.R. 1.  The Company intends to comply with the final FASB guidance and will reclassify the amount stranded in accumulated OCI to retained earnings in the first quarter of 2018.

As of December 31, 2017, the Company had net deferred tax assets totaling $23.0 million. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established. The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as December 31, 2017. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

As of December 31, 2017, the Company had state and local net operating loss carryovers of $15.3 million resulting in deferred tax assets of $608 thousand. These state and local net operating loss carryovers begin to expire after December 31, 2017 if not utilized. A valuation allowance of $608 thousand for these deferred tax assets had been recorded as of December 31, 2017 as management believes it is more likely than not that such deferred tax assets will not be realized.

During the years ended December 31, 2017 and 2016, $727 thousand in net deferred tax liabilities and $539 thousand of net deferred tax assets, respectively, were recorded as adjustments to other comprehensive income tax accounts.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes. The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The uncertain tax liability for uncertain tax positions was zero at December 31, 2017 and December 31, 2016. The tax year 2016 remains subject to examination by the IRS. The 2013 through 2016 tax years remain subject to examination by various state and local taxing authorities. For 2017, the Bank’s maximum federal income tax rate was 35%.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income. No interest or penalties were incurred during the years ended December 31, 2017 and 2016.

Pursuant to accounting guidance, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. As of December 31, 2017 and 2016, the Company had unrecognized deferred income taxes of approximately $1.4 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

18. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels. Additionally, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions. See Note 19 to these consolidated financial statements.

During 2014, the Company adopted the new mortality tables reflecting longer life expectancy published by the Society of Actuaries on October 27, 2014. These revised tables resulted in an increase in our pension plan’s projected benefit obligation of approximately $5.7 million as of December 31, 2014.  In 2017, this scale was updated to MP-2017.

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

The following tables present a reconciliation of beginning and ending balances of benefit obligations and assets at December 31, 2017 and 2016:

	Pension		Other Postretirement
	Benefits		Benefits
(Dollars in thousands)	2017	2016	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of year	$96,657	$94,277	$22,337	$21,419
Business combination	—	1,291	—	—
Service cost	—	—	121	128
Interest cost	3,365	3,416	738	726
Participants’ contributions	—	—	94	78
Actuarial loss/(gain)	5,958	1,588	1,430	1,377
Benefits paid	(4,069)	(3,915)	(1,437)	(1,391)
Benefit obligation at end of year	$101,911	$96,657	$23,283	$22,337

Change in Assets
Fair value of assets at beginning of year	$91,666	$88,040	$—	$—
Business combination	—	957	—	—
Actual gain/(loss) return on assets	11,815	6,828	—	—
Employer contribution	293	351	1,343	1,313
Participants’ contributions	—	—	94	78
Expense	(606)	(595)	—	—
Benefits paid	(4,069)	(3,915)	(1,437)	(1,391)
Fair value of assets at end of year	$99,099	$91,666	$—	$—

The following table presents a reconciliation of the funded status of the pension and postretirement benefits at December 31, 2017 and 2016:

			Other
	Pension		Postretirement Benefits
(Dollars in thousands)	2017	2016	2017	2016
Projected benefit obligation	$101,911	$96,657	$23,283	$22,337
Fair value of plan assets	99,099	91,666	—	—
Accrued pension cost	$2,812	$4,991	$23,283	$22,337

The Company’s pension benefits funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Retirement Plan Committee, which can be deducted for federal income tax purposes, if required. During 2017, $293 thousand was contributed to the pension plans under the Bank’s funding policy compared to $351 thousand during 2016.

The following table presents the amounts recognized in accumulated other comprehensive income for pension and postretirement benefits at December 31, 2017 and 2015.

	Pension		Other Postretirement Benefits
(Dollars in thousands)	2017	2016	2017	2016
Net loss	$33,055	$34,338	$6,360	$5,180
Prior service cost	—	—	(559)	(1,044)

The Company’s total accumulated pension benefit obligations at December 31, 2017 and December 31, 2016 were $101.9 million and $96.7 million, respectively. The accumulated pension obligation equals the projected benefit obligation as a result of the freeze in pension benefits effective June 30, 2008.

Significant assumptions used to calculate the net periodic pension cost and obligation as of December 31, 2017, 2016, and 2015 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Consolidated Pension Plan
Discount rate for periodic pension cost	4.12%	4.25%	3.90%
Discount rate for benefit obligation	3.59%	4.12%	4.25%
Expected long-term rate of return on plan assets	7.00%	7.25%	7.25%

Beneficial Bank Plans
Discount rate for periodic pension cost				4.04%	4.27%	3.90%
Discount rate for benefit obligation				3.56%	4.04%	4.25%

FMS Plan
Discount rate for periodic pension cost				3.31%	3.43%	3.90%
Discount rate for benefit obligation				3.09%	3.31%	4.25%

The components of net pension cost are as follows:

(Dollars in thousands) Component of Net Periodic Benefit	Pension Benefits			Other Postretirement Benefits
Cost	2017	2016	2015	2017	2016	2015
Service cost	$—	$—	$—	$121	$128	$154
Interest cost	3,365	3,416	3,835	738	726	827
Expected return on assets	(6,269)	(6,284)	(6,632)	—	—	—
Amortization of transition obligation	—	—	—	73	17	208
Amortization of prior service cost	—	—	—	(486)	(485)	(518)
Recognized net actuarial loss	2,302	2,382	2,346	179	144	87
Net periodic pension (benefit) cost	$(602)	$(486)	$(451)	$625	$530	$758

As of December 31, 2017, the health care trend initial rate was 7.25 percent for all participants, which is projected to reach an ultimate trend rate of 5.00 percent as of December 31, 2027 and remain level thereafter.

The impact of a 1.0 percent increase and decrease in assumed health care cost trend for each future year would be as follows:

(Dollars in thousands)	1.0% Increase	1.0% Decrease
Accumulated postretirement benefit obligation	$771	$(779)
Service and interest cost	32	(31)

The estimated net loss for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is $2.2 million. There is no estimated transition that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year.  The net loss and prior service cost for postretirement benefits that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year are $369 thousand and ($486) thousand, respectively.

Future benefit payments for all pension and postretirement plans are estimated to be paid as follows:

(Dollars in thousands)

Pension Benefits		Other Postretirement Benefits
2018	$4,447	2018	$1,354
2019	4,629	2019	1,279
2020	5,002	2020	1,240
2021	5,628	2021	1,244
2022	4,954	2022	1,256
2023-2027	29,714	2023-2027	6,613

The fair values of all pension and postretirement plan assets at December 31, 2017 and 2016 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2017				December 31, 2016
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds:
Large cap	$10,063	$—	$—	$10,063	$9,700	$—	$—	$9,700
Mid cap	74	—	—	74	72	—	—	72
Small cap	2,910	—	—	2,910	3,170	—	—	3,170
International	6,776	—	—	6,776	6,413	—	—	6,413
Global Managed Volatility	7,027	—	—	7,027	6,565	—	—	6,565
US Managed Volatility	3,768	—	—	3,768	3,846	—	—	3,846
Fixed Income	55,722	—	—	55,722	50,862	—	—	50,862
U.S. Government Agencies	12,600	—	—	12,600	10,879	—	—	10,879
Accrued Income	257	—	—	257	159	—	—	159
Total	$99,197	$—	$—	$99,197	$91,666	$—	$—	$91,666

As of December 31, 2017 and 2016, pension and postretirement plan assets were comprised of investments in equity and fixed income mutual funds. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 40% to 80% for risk management and 20% to 60% for return enhancement when the funded status is less than 110%, and 50% to 90% in risk management and 10% to 50% for return enhancement when the funded status reaches 110%, subject to the discretion of the Bank’s Retirement Plan Committee. Also, a small portion is maintained in cash reserves when appropriate. Weighted average asset allocations in plan assets at December 31, 2017 and December 31, 2016 were as follows:

	Pension
	December 31,
	2017	2016
Domestic equity securities	16.8%	18.3%
Fixed Income	56.1%	55.5%
U.S. Government Agencies	12.8%	11.9%
International equity securities	14.0%	14.2%
Accrued income	0.3%	0.1%
Total	100.0%	100.0%

The Company provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. At both December 31, 2017 and 2016, $20.9 million in cash surrender value relating to this program was recognized in “other assets” in the Company’s consolidated statements of financial condition. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits postretirement. These liabilities totaled $4.9 million and $5.1 million at December 31, 2017 and 2016, respectively, and are included in the postretirement tables above.

19. EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

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

The balance of the 2008 loan to the KSOP as of December 31, 2017 was $13.0 million compared to $15.0 million as of December 31, 2016. The balance of the 2015 loan to the KSOP as of December 31, 2017 was $18.9 million compared to $19.3 million as of December 31, 2016. All full-time employees and certain part-time employees are eligible to participate in the KSOP if they meet prescribed service criteria. Shares will be allocated and released based on the KSOP’s plan document. While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP, the Company makes basic contributions and matching contributions. The Bank makes additional contributions for certain employees based on age and years of service. The Company may also make discretionary contributions under the KSOP. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

Dividends declared on common stock held by the ESOP which have not been allocated to the account of a participant can be used to repay the loan. During the year ended December 31, 2017, the Company used dividends declared of $711 thousand to repay the loans compared to $379 thousand for the year ended December 31, 2016. Allocation of shares to the participants is contingent upon the repayment of a loan to the Company. The allocated shares in the KSOP related to the 2008 loan were 2,566,075 and 2,368,523 as of December 31, 2017 and December 31, 2016, respectively. The allocated shares in the KSOP related to the 2015 loan were 199,301 and 132,121 as of December 31, 2017 and December 31, 2016, respectively. The suspense shares available related to the 2008 loan were 980,852 as of December 31, 2017 and 1,178,404 as of December 31, 2016. The suspense shares available related to the 2015 loan were 1,816,051 as of December 31, 2017 and 1,883,231 as of December 31, 2016. The suspense shares are the shares that are unearned and are available to be allocated. The market values of the unearned shares were $46.0 million and $56.3 million as of December 31, 2017 and 2016, respectively. The Company recorded a related expense of approximately $4.2 million, $3.8 million and $3.3 million, respectively, for contributions to the KSOP for years ended December 31, 2017, 2016 and 2015.

20. STOCK BASED COMPENSATION

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

At the annual meeting of stockholders held on April 21, 2016, the stockholders of the Company approved the 2016 Omnibus Incentive Plan (‘the 2016 Plan”). The 2016 Plan provides for the issuance or delivery of 3.5 million shares of Beneficial Bancorp, Inc. stock. Under the 2016 Plan, the Company has granted 2,462,064 of restricted stock awards to employees, officers and directors, of which 27,238 shares have been forfeited as of December 31, 2017. The net impact to the Company’s outstanding additional paid in capital as of December 31, 2017 was a reduction of $30.2 million as well as a reduction in the balance of treasury stock.  The restricted stock awards granted to directors vest generally over a 12 to 31 month period and the restricted stock awards granted to employees and officers vest over a three year period. Upon the adoption of the 2016 Plan, the Company’s 2008 Equity Incentive Plan (“EIP”) was terminated. However, outstanding awards under the 2008 EIP remain in effect in accordance with their original terms.

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the years ended December 31, 2017, 2016 and 2015 totaled $13.7 million, $7.6 million and $1.3 million, respectively. The increases in expense in 2017 and 2016 were primarily the result of $12.6 million and $5.9 million, respectively, of expense recorded for the shares granted under the Company’s 2016 Omnibus Incentive Plan.

The following table summarizes the non-vested stock award activity for the year ended December 31, 2017:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2017	2,960,572	$13.07
Issued	154,753	18.00
Vested	(904,019)	13.10
Forfeited	(79,334)	10.66
Non-vested Stock Awards outstanding, December 31, 2017	2,131,972	13.51

The following table summarizes the non-vested stock award activity for the year ended December 31, 2016:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2016	616,505	$10.00
Issued	2,529,328	13.54
Vested	(122,067)	8.32
Forfeited	(63,194)	10.85
Non-vested Stock Awards outstanding, December 31, 2016	2,960,572	13.07

The fair value of the 904,019 shares that vested during the year ended December 31, 2017 was $14.4 million. The fair value of the 122,067 shares that vested during the year ended December 31, 2016 was $1.6 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the year ended December 31, 2017 and 2016, the Company did not grant any options. All options require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $945 thousand for the year ended December 31, 2017 compared to $1.4 million and $1.6 million for the year ended December 31, 2016 and 2015, respectively.

A summary of option activity as of December 31, 2017 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2017	2,884,087	$9.59
Granted	—	—
Exercised	(1,119,663)	9.54
Forfeited	(37,175)	9.78
Expired	—	—
December 31, 2017	1,727,249	9.62

A summary of option activity as of December 31, 2016 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2016	3,422,241	$9.59
Granted	—	—
Exercised	(434,726)	9.55
Forfeited	(103,319)	9.86
Expired	(109)	8.90
December 31, 2016	2,884,087	9.59

The weighted average remaining contractual term was approximately 4.47 years and the aggregate intrinsic value was $11.8 million for options outstanding as of December 31, 2017. The weighted average remaining contractual term was approximately 4.74 years and the aggregate intrinsic value was $25.4 million for options outstanding as of December 31, 2016. The weighted average remaining contractual term was approximately 5.69 years and the aggregate intrinsic value was $12.7 million for options outstanding as of December 31, 2015. As of December 31, 2017, exercisable options totaled 1,309,807 with an average weighted exercise price of $9.39 per share, a weighted average remaining contractual term of approximately 3.96 years, and an aggregate intrinsic value of $9.2 million. As of December 31, 2016, exercisable options totaled 2,069,854 with an average weighted exercise price of $9.46 per share, a weighted average remaining contractual term of approximately 3.94 years, and an aggregate intrinsic value of $18.5 million. As of December 31, 2015, exercisable options totaled 2,047,884 with an average weighted exercise price of $9.53 per share, a weighted average remaining contractual term of approximately 4.44 years, and an aggregate intrinsic value of $7.8 million.

During the years ended December 31, 2017 and 2016, the Company did not grant any options. Significant weighted average assumptions used to calculate the fair value of the options for the year ended December 31, 2015 are as follows:

For the Year Ended December 31,
2015
Weighted average fair value of options granted	$3.99
Weighted average risk-free rate of return	1.74%
Weighted average expected option life in months	78
Weighted average expected volatility	31.18%
Expected dividends	$—

As of December 31, 2017, there was $784 thousand of total unrecognized compensation cost related to options and $18.2 million in unrecognized compensation cost related to non-vested stock awards granted. As of December 31, 2016, there was $1.9 million of total unrecognized compensation cost related to options and $30.2 million in unrecognized compensation cost related to non-vested stock awards granted. The average weighted lives for the option expense were 1.43 and 2.05 years as of December 31, 2017 and December 31, 2016, respectively. The average weighted lives for the stock award expense were 1.61 and 2.48 years at December 31, 2017 and December 31, 2016, respectively.

21. COMMITMENTS AND CONTINGENCIES

The Company leases a number of offices as part of its regular business operations. Rental expense under such leases aggregated $6.1 million, $5.8 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, the Company was committed under non-cancelable operating lease agreements for minimum rental payments to lessors as follows:

(Dollars in thousands)

2018	$6,200
2019	6,206
2020	6,212
2021	5,337
2022	5,388
Thereafter	27,890
$57,233

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the consolidated financial statements. The Company has established specific reserves related to loan commitments that are not material to the Company.

At December 31, 2017 and 2016, the Company had outstanding commitments to purchase or originate new loans or leases aggregating approximately $29.4 million and $162.2 million, respectively, and commitments to customers on available lines of credit of $443.1 million and $380.5 million, respectively, commitments to fund commercial construction and other advances of $159.3 million and $135.1 million, respectively, and standby letters of credit of $29.4 million and $22.8 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. The Bank had a reserve for its commitments and contingencies of $124 thousand and $234 thousand at December 31, 2017 and December 31, 2016, respectively.

The Company and its Directors have been named in a lawsuit filed in Maryland state circuit court regarding compensation levels of Directors in connection with equity awards granted in the second quarter of 2016 under the 2016 Omnibus Incentive Plan. The defendants believe the lawsuit, alleging breach of fiduciary duty and unjust enrichment under Maryland law, is without merit and intend to vigorously defend it.

Periodically, there have been other various claims and lawsuits against the Bank, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business. The Bank is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2017:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,556	$1,556
SBA servicing rights	—	—	785	785
Investment securities available for sale:
U.S. GSE and agency notes	—	3,453	—	3,453
Ginnie Mae guaranteed mortgage securities	—	3,088	—	3,088
GSE collateralized mortgage obligations (“CMOs”)		14,774	—	14,774
GSE mortgage-backed securities	—	246,140	—	246,140
Municipal bonds
General obligation municipal bonds	—	1,866	—	1,866
Corporate securities		24,083	—	24,083
Equity securities	410	—	—	410
Money market funds	16,086	—	—	16,086
Mutual funds	408	—	—	408
Interest rate swap agreements	—	2,713	—	2,713
Total Assets	$16,904	$296,117	$2,341	$315,362
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,778	$—	$1,778
Total Liabilities	$—	$1,778	$—	$1,778

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2016:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,523	$1,523
SBA servicing rights	—	—	646	646
Investment securities available for sale:
U.S. GSE and agency notes	—	4,659	—	4,659
Ginnie Mae guaranteed mortgage securities	—	3,868	—	3,868
Collateralized mortgage obligations (“CMOs”)
GSE CMOs	—	22,681	—	22,681
GSE mortgage-backed securities	—	376,534	—	376,534
Municipal bonds
General obligation municipal bonds	—	2,402	—	2,402
Corporate securities	—	19,457	—	19,457
Money market funds	21,742	—	—	21,742
Mutual funds	201	—	—	201
Interest rate swap agreements	—	1,899	—	1,899
Total Assets	$21,943	$431,500	$2,169	$455,612
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,852	$—	$1,852
Total Liabilities	$—	$1,852	$—	$1,852

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

Tax Exempt General Obligation and Revenue Municipal Bonds. For pricing, the pricing service’s evaluators collect and analyze market data to determine how it should be applied to bonds within their assigned sectors.  Bonds are adjusted throughout the day based on trades and other pertinent market information. Evaluators apply this information to individual bond evaluations and then extrapolate from the adjusted bond to the same issuer, the same sector and beyond when appropriate. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.

Corporate Securities. Pricing evaluations are based on obtaining relevant trade data, benchmark quotes and spreads and incorporating this information into the evaluation process.  Evaluations are generated on a price, yield or spread basis as determined by the observed market data.  Spreads and yields are calculated continuously throughout the day, as well as “end of day”.

Equities.  For a regular price on listed securities (NYSE, NASDAQ, AMEX), ICE Data Services uses the last trade on any exchange where the security trades during regular trading hours.  If the issue does not trade, the last bid from any exchange is used.  If there is no trade or bid, the last trade or bid from the previous day is used, or the last day where there was a bid or trade, going back up to 90 days, is used.  If there were no bids or trades in the last 90 days, an error message is returned by ICE Data Services.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2017 and 2016.

Level 3 Investments Only

	For the Year Ended
	December 31, 2017	December 31, 2016
(Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,523	$1,349
Additions	156	210
Payments	(184)	(199)
Increase (decrease) in fair value due to changes in valuation inputs or assumptions	61	163
Balance, December 31,	$1,556	$1,523

Level 3 Investments Only

	For the Year Ended
	December 31, 2017	December 31, 2016
(Dollars in thousands)	SBA Servicing Rights	SBA Servicing Rights
Balance, January 1,	$646	$—
Additions	378	835
Payments	(20)	(74)
Decrease in fair value due to changes in valuation inputs or assumptions	(219)	(115)
Balance, December 31,	$785	$646

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

(Dollars in thousands)	Balance Transferred YTD 12/31/17	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$14,876	—	—	$14,876	$(30)
Other real estate owned	189	—	—	189	—

(Dollars in thousands)	Balance Transferred YTD 12/31/16	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$4,296	$—	$—	$4,296	$(55)
Other real estate owned	363	—	—	363	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At December 31, 2017		At December 31, 2016
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$557,615	$557,615	$287,046	$287,046
Securities available for sale	See previous table	310,308	310,308	451,544	451,544
Securities held to maturity	Level 2	537,302	533,425	602,529	597,785
FHLB stock	Level 3	23,210	23,210	21,231	21,231
Loans and leases, net	Level 3	3,990,618	3,992,226	3,965,332	3,969,172
Loans held for sale	Level 2	245	249	1,975	2,009
Mortgage servicing rights	Level 3	1,556	1,556	1,523	1,523
SBA servicing rights	Level 3	785	785	646	646
Interest rate swaps	Level 2	2,713	2,713	1,899	1,899
Accrued interest receivable	Level 3	17,512	17,512	16,635	16,635

Liabilities:
Checking, Money Market & Savings	Level 2	3,293,793	3,293,793	3,283,674	3,283,674
Certificates of Deposit	Level 2	856,700	849,556	874,514	871,275
Borrowed funds	Level 2	540,439	536,011	490,423	476,953
Interest rate swaps and other contracts	Level 2	1,778	1,778	1,852	1,852
Accrued interest payable	Level 2	3,039	3,039	2,763	2,763

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2017 and December 31, 2016.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2017 and December 31, 2016 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

23. MERGER AND RESTRUCTURING CHARGES

In connection with the closing of the acquisition of Conestoga Bank during the second quarter of 2016, the Company announced the implementation of an expense management reduction program following a comprehensive review of the Company’s and Bank’s operating cost structure. Under the expense management reduction program, the Bank reduced salary and benefits expense.  Employees whose positions were eliminated as a result of the reduction in force received severance packages, which included outplacement services.  These charges are included in merger and restructuring charges, a component of non-interest expense, within the unaudited condensed consolidated statements of operations. During the year ended December 31, 2017, the Company did not accrue any additional merger and restructuring charges related to the acquisition of Conestoga Bank and the Bank’s cost reduction plan.  A schedule of the current merger and restructuring accrual is summarized below as of December 31, 2017:

(Dollars in thousands)	Severance	Contract termination, merger and other costs	Total
Accrued at December 31, 2016	$545	$1,458	$2,003
Accrued during the year	—	—	—
Paid during the year	(394)	(1,247)	(1,641)
Accrued at December 31, 2017	$151	$211	$362

24. RELATED PARTY TRANSACTIONS

At December 31, 2017 and 2016, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $255 thousand and $263 thousand, respectively. Please refer to Note 8 for further information.

There were no commitments to lend to related parties at December 31, 2017 and 2016. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

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

25. SERVICING RIGHTS

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

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its mortgage servicing rights (“MSRs”).  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of December 31, 2017 and December 31, 2016, the Company serviced $132.5 million and $139.2 million of residential mortgage loans, respectively.  Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  During the years ended December 31, 2017, 2016 and 2015, the Company recognized $338 thousand, $350 thousand, and $371 thousand of servicing fee income, respectively.  The Company had fiduciary responsibility for related escrow and custodial funds aggregating approximately $2.0 million at both December 31, 2017 and 2016.

The following is an analysis of the activity in the Company’s residential MSRs for the years ended December 31, 2017, 2016 and 2015:

	Residential
	Mortgage Servicing Rights
	For the Year Ended December 31,
(Dollars in thousands)	2017	2016	2015

Balance, January 1,	$1,523	$1,349	$1,403
Additions	156	210	139
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	61	163	(9)
Paydowns	(184)	(199)	(184)
Balance, December 31,	$1,556	$1,523	$1,349

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2017, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 7.92%, a discount rate equal to 9.63% and an escrow earnings credit rate equal to 2.13%.  At December 31, 2016, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 8.39%, a discount rate equal to 9.63% and an escrow earnings credit rate equal to 1.60%.

The sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table for the periods indicated:

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	December 31, 2017	December 31, 2016

Fair value of residential mortgage servicing rights	$1,556	$1,523

Weighted average life (years)	8.1 years	7.8 years

Prepayment speed	7.92%	8.39%
Effect on fair value of a 20% increase	$(113)	$(113)
Effect on fair value of a 10% increase	(59)	(59)
Effect on fair value of a 10% decrease	64	64
Effect on fair value of a 20% decrease	133	134

Discount rate	9.63%	9.63%
Effect on fair value of a 20% increase	$(136)	$(130)
Effect on fair value of a 10% increase	(72)	(68)
Effect on fair value of a 10% decrease	78	74
Effect on fair value of a 20% decrease	164	155

Escrow earnings credit	2.13%	1.60%
Effect on fair value of a 20% increase	$51	$38
Effect on fair value of a 10% increase	26	19
Effect on fair value of a 10% decrease	(26)	(19)
Effect on fair value of a 20% decrease	(52)	(38)

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

SBA Loans

The Company has elected the fair value measurement method to value its SBA loan servicing rights.  Under the fair value measurement method, the Company records its SBA loan servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period.  As of December 31, 2017 and December 31, 2016 the Company serviced $50.9 million and $42.4 million of SBA loans, respectively. During the years ended December 31, 2017 and 2016, the Company recognized $466 thousand and $287 thousand of servicing fee income, respectively.  At December 31, 2017 and December 31, 2016, SBA loan servicing rights totaled $785 thousand and $646 thousand, respectively, and were included in “other assets” in the Company’s consolidated statements of financial condition.

The following is an analysis of the activity in the Company’s SBA loan servicing rights for the years ended December 31, 2017 and 2016:

	SBA Servicing Rights
	For the Year ended December 31,
Dollars in thousands	2017	2016

Balance, January 1,	$646	$—
Additions	378	835
Decreases in fair value due to:
Changes in valuation input or assumptions	(219)	(115)
Paydowns	(20)	(74)
Balance, December 31,	$785	$646

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2017, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.85%, a discount rate equal to 13.13% and servicing expenses per loan of $1 thousand. At December 31, 2016, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.97%, a discount rate equal to 13.13% and servicing expenses per loan of $1 thousand.

At December 31, 2017 and 2016, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	SBA Servicing Rights	SBA Servicing Rights
(Dollars in thousands)	December 31, 2017	December 31, 2016

Fair value of SBA servicing rights	$785	$646

Weighted average life (years)	5.3 years	5.2 years

Prepayment speed	8.85%	8.97%
Effect on fair value of a 20% increase	$(43)	$(37)
Effect on fair value of a 10% increase	(22)	(19)
Effect on fair value of a 10% decrease	23	20
Effect on fair value of a 20% decrease	48	41

Discount rate	13.13%	13.13%
Effect on fair value of a 20% increase	$(60)	$(50)
Effect on fair value of a 10% increase	(31)	(26)
Effect on fair value of a 10% decrease	34	28
Effect on fair value of a 20% decrease	71	59

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

26. DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2017, the Company had 26 interest rate swaps with an aggregate notional amount of $137.6 million related to this program.  During the year ended December 31, 2017, the Company recognized a net loss of $39 thousand compared to a net gain of $798 thousand for the year ended December 31, 2016 and a net loss of $4 thousand for the year ended December 31, 2015 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The Company has entered into risk participation agreements with a notional value of $8.0 million and a fair value of $4 thousand as of December 31, 2017. During the year ended December 31, 2017, the Company recognized a net gain of $5 thousand compared to a net gain of $51 thousand for the year ended December 31, 2016 related to the risk participation agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments as well as their classification on the consolidated statements of condition as of December 31, 2017 and December 31, 2016:

As of December 31, 2017

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$68,785	$1,791	$68,785	$1,774
Risk participation agreements	—	—	8,033	4
Total derivatives	$68,785	$1,791	$76,818	$1,778

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

As of December 31, 2016

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$71,844	$1,899	$71,844	$1,843
Risk participation agreements	—	—	10,062	9
Total derivatives	$71,844	$1,899	$81,906	$1,852

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of December 31, 2017

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$1,828	$—	$1,828	$—	$1,346	$482

Offsetting of Derivative Liabilities

As of December 31, 2017

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$1,815	$—	$1,815	$—	$—	$1,815

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2016

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$1,952	$—	$1,952	$—	$968	$984

Offsetting of Derivative Liabilities

As of December 31, 2016

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$1,905	$—	$1,905	$—	$500	$1,405

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

As of December 31, 2017 and December 31, 2016, the termination value of the interest rate swaps in a liability position was $1.8 million and $1.9 million, respectively. The Company has minimum collateral posting thresholds with its counterparty. The Company was not required to post collateral on interest rate swaps as of December 31, 2017.  The Company posted $500 thousand of securities as collateral on interest rate swaps at December 31, 2016.   Additionally, as of December 31, 2017 and December 31, 2016, the counterparties posted collateral on interest rate swaps in the amount of $1.3 million and $968 thousand, respectively. If the Company had breached any of these provisions at December 31, 2017 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at December 31, 2017.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives designated as cash flow hedges are to add stability to interest expense on borrowings and to manage its exposure to interest rate movements. To accomplish these objectives, the Company has entered into one forward starting interest rate swap with a notional amount of $200.0 million with a commercial bank effective April 1, 2019 and maturing April 1, 2024 as part of its interest rate risk management strategy.  This interest rate swap is designated as a cash flow hedge and involves the receipt of variable rate amounts from the counterparty in exchange for the Company making fixed interest payments.

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended December 31, 2017.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments as well as their classification on the consolidated statements of condition as of December 31, 2017:

As of December 31, 2017

	Asset derivatives
(dollars in thousands)	Notional amount	Fair value (1)

Interest rate swap agreements	$200,000	$922
Total derivatives	$200,000	$922

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

The Company estimated that none of the existing gains that are reported in accumulated other comprehensive income at December 31, 2017 are expected to be reclassified into earnings within the next twelve months.

The table below presents the pre-tax net gains of the Company’s cash flow hedge for the period ended December 31, 2017 and where they were recorded in our Consolidated Statements of Financial Condition.

For the year ended December 31, 2017

(dollars in thousands) Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap agreements	$922	$—
Total derivatives	$922	$—

27. PARENT COMPANY FINANCIAL INFORMATION

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION — PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2017	2016
ASSETS
Cash on deposit at the Bank	$3,739	$16,666
Interest-bearing deposit at the Bank	85,812	56,222
Investment in the Bank	961,545	962,089
Investment in Statutory Trust	774	774
Investment securities available-for-sale	409	—
Receivable from the Bank	5,228	894
Other assets	2,967	2,722
TOTAL ASSETS	$1,060,474	$1,039,367
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued and other liabilities	$701	$159
Accrued interest payable	36	29
Statutory Trust Debenture	25,439	25,423
Total liabilities	26,176	25,611
COMMIITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of December 31, 2017 and 2016	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 84,503,580 and 83,383,917 issued and 75,829,537 and 75,637,684 outstanding, as of December 31, 2017 and 2016, respectively.	845	834
Additional paid-in capital	799,658	772,925
Unearned common stock held by employee savings and stock ownership plan	(27,078)	(29,546)
Retained earnings (partially restricted)	405,497	399,620
Accumulated other comprehensive loss	(26,127)	(25,833)
Treasury Stock at cost, 8,674,043 shares and 7,746,233 shares at December 31, 2017 and 2016, respectively	(118,497)	(104,244)

Total stockholders’ equity	1,034,298	1,013,756
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,060,474	$1,039,367

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2017	2016	2015
INCOME
Interest on interest-bearing deposits with the bank	$324	$541	$1,124
Realized gain on securities available-for-sale securities	—	1,825	—
Other income	24	18	30
Total income	348	2,384	1,154

EXPENSES
Expenses paid to the Bank	162	157	163
Interest expense	1,076	610	508
Other expenses	524	483	468
Total expenses	1,762	1,250	1,139
(Loss) Income before income tax (benefit) expense and equity in undistributed net income of affiliates	(1,414)	1,134	15
Income tax (benefit) expense	(495)	397	5

Equity in undistributed net income of the Bank	24,851	24,732	22,883

Net income	$23,932	$25,469	$22,893

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME — PARENT COMPANY ONLY

(Dollars in thousands)

For the Years Ended December 31, 2017, 2016 and 2015

	For the Year Ended
	December 31,
	2017	2016	2015

Net Income	$23,932	$25,469	$22,893
Other comprehensive income, net of tax:

Securities available for sale and transferred securities:

Unrealized holding losses on available for sale securities arising during the period (net of deferred tax of $336, $1,048, and $1,564 for the years ended December 31, 2017, 2016, and 2015, respectively)	(585)	(1,804)	(2,705)

Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $291, $303, and $303 for the years ended December 31, 2017, 2016, and 2015, respectively)	501	506	524

Reclassification adjustment for net losses on available for sale securities included in net income (net of tax of $2, $5, and $7 for the years ended December 31, 2017, 2016, and 2015, respectively)	5	9	12

Cash flow hedge:

Unrealized gain on cash flow hedge arising during the period (net of deferred tax of $335 for the year ended December 31, 2017)	587	—	—

Defined benefit pension plans:

Pension (losses) gains, other postretirement and postemployment benefit plan adjustments (net of tax of $436, $201, and $936 for the years ended December 31, 2017, 2016, and 2015, respectively)	(802)	(1,170)	1,458

Total other comprehensive loss	(294)	(2,459)	(711)

Comprehensive income	$23,638	$23,010	$22,182

See accompanying notes to the consolidated financial statements.

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOW — PARENT COMPANY ONLY

(Dollars in thousands)	2017	2016	2015
OPERATING ACTIVITIES:
Net income	$23,932	$25,469	$22,893
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(24,851)	(24,732)	(22,883)
Investment securities gains	—	(1,825)
Accrued interest payable	7	5	3
Dividend from the Bank	25,000	50,000	—
Net intercompany transactions	14,573	12,420	18,281
Amortization of debt premium on debenture	16	18	17
Changes in assets and liabilities that provided (used) cash:
Other liabilities	542	(26)	47
Other assets	(552)	445	2,785
Net cash provided by operating activities	38,667	61,774	21,143

INVESTING ACTIVITIES:
Sales of investment in available-for-sale securities	—	2,584	—
Cash paid in business combination	—	(105,000)	—
Net cash used in investing activities	—	(102,416)	—

FINANCING ACTIVITIES:
Net second-step proceeds transferred to the Bank	—	—	(247,193)
Purchase of treasury stock	(10,350)	(132,652)	—
Cash dividend paid to stockholders	(17,555)	(8,800)	—
Proceeds from exercise of stock options	13,198	4,683	2,442
Cash paid to tax authorities related to stock based compensation awards	(7,297)	(1,051)	(485)
Excess tax benefit related to stock based compensation awards	—	361	127
Net cash used in financing activities	(22,004)	(137,459)	(245,109)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,663	(178,101)	(223,966)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	72,888	250,989	474,955

CASH AND CASH EQUIVALENTS, END OF YEAR	$89,551	$72,888	$250,989

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$732	$597	$494
Cash payments of income taxes	—	—	27

28. SUBSEQUENT EVENTS

On January 25, 2018, the Company declared its seventh consecutive quarterly cash dividend of $0.06 per share.  Additionally the Company declared a special dividend of $0.25 per share given our high capital levels and expected benefit to future earnings as a result of H.R. 1.  Both dividends were payable on or after February 15, 2018, to common shareholders of record at the close of business on February 5, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL BANCORP, INC.

Date: February 28, 2018	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer	February 28, 2018
Gerard P. Cuddy	and Director
(principal executive officer)

/s/ Thomas D. Cestare	Executive Vice President and Chief	February 28, 2018
Thomas D. Cestare	Financial Officer
(principal financial and accounting officer)

/s/ Frank A. Farnesi	Chairman of the Board	February 28, 2018
Frank A. Farnesi

/s/ Edward G. Boehne	Director	February 28, 2018
Edward G. Boehne

/s/ Karen Dougherty Buchholz	Director	February 28, 2018
Karen Dougherty Buchholz

/s/ Michael J. Donahue	Director	February 28, 2018
Michael J. Donahue

/s/ Donald F. Gayhardt, Jr.	Director	February 28, 2018
Donald F. Gayhardt, Jr.

/s/ Elizabeth H. Gemmill	Director	February 28, 2018
Elizabeth H. Gemmill

/s/ Thomas J. Lewis	Director	February 28, 2018
Thomas J. Lewis

/s/ Roy D. Yates	Director	February 28, 2018
Roy D. Yates