Form 10-Q
period 2018-03-31
Beneficial Bancorp Inc.
filed 2018-04-26
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company.”  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

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

As of April 26, 2018, there were 75,067,331 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$40,306	$45,048
Overnight investments	562,350	512,567
Total cash and cash equivalents	602,656	557,615

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $303,744 and $309,333 at March 31, 2018 and December 31, 2017, respectively)	301,920	310,308
Held-to-maturity (estimated fair value of $506,432 and $533,425 at March 31, 2018 and December 31, 2017, respectively)	517,453	537,302
Federal Home Loan Bank stock, at cost	23,210	23,210
Total investment securities	842,583	870,820

LOANS AND LEASES:	4,003,465	4,034,130
Allowance for loan and lease losses	(43,108)	(43,267)
Net loans and leases	3,960,357	3,990,863

ACCRUED INTEREST RECEIVABLE	18,077	17,512

BANK PREMISES AND EQUIPMENT, Net	69,436	70,573

OTHER ASSETS:
Goodwill	169,002	169,002
Bank owned life insurance	80,594	80,172
Other intangibles	2,685	2,884
Other assets	43,533	39,387
Total other assets	295,814	291,445
TOTAL ASSETS	$5,788,923	$5,798,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$564,450	$563,185
Interest-bearing deposits	3,623,612	3,587,308
Total deposits	4,188,062	4,150,493

Borrowed funds	515,000	540,439
Other liabilities	69,750	73,006
Total liabilities	4,772,812	4,763,938

COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 84,573,350 and 84,503,580 issued and 75,264,135 and 75,829,537 outstanding, as of March 31, 2018 and December 31, 2017, respectively	845	845
Additional paid-in capital	802,056	799,658
Unearned common stock held by employee savings and stock ownership plan	(26,461)	(27,078)
Retained earnings (partially restricted)	397,799	405,497
Accumulated other comprehensive loss	(30,108)	(26,127)
Treasury Stock at cost, 9,309,215 shares and 8,674,043 shares at March 31, 2018 and December 31, 2017, respectively	(128,545)	(118,497)
Total Beneficial Bancorp Inc. stockholders’ equity	1,015,586	1,034,298
Noncontrolling Interest	525	592
Total Equity	1,016,111	1,034,890
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,788,923	$5,798,828

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months ended
	March 31,	March 31,
	2018	2017
INTEREST INCOME:
Interest and fees on loans and leases	$43,054	$41,487
Interest on overnight investments	2,055	529
Interest and dividends on investment securities:
Taxable	5,119	5,356
Tax-exempt	18	22
Total interest income	50,246	47,394

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	639	602
Money market and savings deposits	1,485	1,461
Time deposits	2,576	2,187
Total	4,700	4,250
Interest on borrowed funds	2,345	2,370
Total interest expense	7,045	6,620
Net interest income	43,201	40,774
Provision for loan and lease losses	999	600
Net interest income after provision for loan and lease losses	42,202	40,174

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,923	2,093
Service charges and other income	4,196	4,099
Mortgage banking and SBA income	468	879
Net gain (loss) on investment securities	77	(3)
Total non-interest income	6,664	7,068

NON-INTEREST EXPENSE:
Salaries and employee benefits	19,957	18,828
Occupancy expense	3,031	2,735
Depreciation, amortization and maintenance	2,282	2,416
Marketing expense	1,920	1,102
Intangible amortization expense	199	568
FDIC Insurance	429	432
Professional fees	1,037	1,211
Classified loan and other real estate owned related expense	224	268
Other	7,278	7,807
Total non-interest expense	36,357	35,367

Income before income taxes	12,509	11,875
Income tax expense	2,785	3,520
CONSOLIDATED NET INCOME	$9,724	$8,355
Less: Net loss attributable to noncontrolling interest	(67)	—
NET INCOME ATTRIBUTABLE TO BENEFICIAL BANCORP, INC.	$9,791	$8,355

EARNINGS PER SHARE — Basic	$0.13	$0.11
EARNINGS PER SHARE — Diluted	$0.13	$0.11
DIVIDENDS DECLARED PER SHARE	$0.31	$0.06
Average common shares outstanding — Basic	70,903,395	70,041,340
Average common shares outstanding — Diluted	71,536,544	70,822,040

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2018	2017

Consolidated net income	$9,724	$8,355
Less: Net loss attributable to noncontrolling interest	(67)	—
Net Income attributable to Beneficial Bancorp, Inc.	$9,791	$8,355
Other comprehensive income, net of tax:
Securities available for sale and transferred securities:
Unrealized holding (losses) gains on available for sale securities arising during the period (net of tax of $654 and $15 for the three months ended March 31, 2018 and 2017, respectively)	(2,225)	25
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of tax of $46 and $75 for the three months ended March 31, 2018 and 2017, respectively)	157	132
Reclassification adjustment for net losses on available for sale securities included in net income (net of tax of $1 for the three months ended March 31, 2017)	1	2
Cash flow hedge:
Unrealized gain on cash flow hedge arising during the period (net of tax of $841 for the three months ended March 31, 2018)	2,888	—
Defined benefit pension plans:
Pension gains, other postretirement and postemployment benefit plan adjustments (net of tax of $135 and $232 for the three months ended March 31, 2018 and 2017, respectively)	393	329
Total other comprehensive income	1,214	488
Comprehensive income	$11,005	$8,843

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Beneficial Bancorp Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2018	84,503,580	$845	$799,658	$(27,078)	$405,497	$(118,497)	$(26,127)	$1,034,298	$592	$1,034,890
Net Income					9,791			9,791	(67)	9,724
Dividends declared ($0.31 per share)					(22,684)			(22,684)		(22,684)
KSOP shares committed to be released			436	617				1,053		1,053
Stock option expense			155					155		155
Restricted stock expense			3,301					3,301		3,301
Effect of adoption of ASU 2016-01 accounting for equity securities (net of tax of $36 as of January 1, 2018)					123		(123)	—		—
Stock options exercised	69,770		738					738		738
Purchase of treasury stock including shares withheld to cover tax liabilities						(12,280)		(12,280)		(12,280)
Omnibus Equity Plan shares granted from treasury stock, net			(2,232)			2,232		—		—
Reclassification due to the adoption of ASU No. 2018-02					5,072		(5,072)	—		—
Net unrealized losses on AFS securities arising during the period (net of tax of $654)							(2,225)	(2,225)		(2,225)
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of tax of $46)							157	157		157
Reclassification adjustment for net losses on AFS securities included in net income							1	1		1
Unrealized gain on cash flow hedge arising during the period (net of tax of $841)							2,888	2,888		2,888
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $135)							393	393		393
BALANCE, MARCH 31, 2018	84,573,350	$845	$802,056	$(26,461)	$397,799	$(128,545)	$(30,108)	$1,015,586	$525	$1,016,111

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Three months ended March 31,
	2018	2017
OPERATING ACTIVITIES:
Net income attributable to Beneficial Bancorp, Inc.	$9,791	$8,355
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	999	600
Depreciation and amortization	1,440	1,574
Intangible amortization	199	568
Net (gain) loss on investment securities	(77)	3
Accretion of discount on investments	(36)	(54)
Amortization of premium on investments	722	1,206
Accretion of acquired loan and lease marks	227	811
Gain on sale of loans	(381)	(718)
Net loss from disposition of premises and equipment	—	3
Net gain on sale of other real estate	(25)	—
Amortization of KSOP	1,053	1,118
(Increase) decrease in bank owned life insurance	(422)	773
Stock based compensation	3,456	3,533
Origination of loans held for sale	(1,939)	(4,444)
Proceeds from sale of loans	7,093	14,019
Changes in assets and liabilities:
Accrued interest receivable	(565)	(80)
Accrued interest payable	(95)	67
Income taxes payable	2,209	2,931
Other liabilities	(4,106)	(6,094)
Other assets	(1,505)	(2,313)
Net cash provided by operating activities	18,038	21,858
INVESTING ACTIVITIES:
Loans and leases originated or acquired	(259,318)	(310,022)
Principal repayment on loans and leases	283,762	253,964
Proceeds from maturities, calls or repayments of investment securities available for sale	16,487	20,972
Purchases of investment securities held to maturity	(500)	—
Proceeds from maturities, calls or repayments of investment securities held to maturity	20,128	42,545
Net purchases of money market and mutual funds	(11,163)	(8,007)
Net purchases of Federal Home Loan Bank stock	—	(2,000)
Proceeds from sale of other real estate owned	73	620
Purchases of premises and equipment	(304)	(435)
Cash provided by other investing activities	—	150
Net cash provided by (used in) investing activities	49,165	(2,213)
FINANCING ACTIVITIES:
Increase in borrowed funds	25,000	130,000
Repayment of borrowed funds	(50,439)	(79,996)
Net increase in checking, savings and demand accounts	75,704	64,998
Net decrease in time deposits	(38,135)	(4,330)
Cash dividend paid to stockholders	(22,684)	(4,382)
Change in noncontrolling interest	(67)	—
Proceeds from the exercise of stock options	779	9,952
Cash paid to tax authorities related to stock based compensation awards	(1,322)	(2,854)
Purchase of treasury stock	(10,998)	—
Net cash (used in) provided by financing activities	(22,162)	113,388
NET INCREASE IN CASH AND CASH EQUIVALENTS	45,041	133,033
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	557,615	287,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	$602,656	$420,079
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$7,140	$6,553
Cash payments for income taxes	576	589
Transfers of loans to other real estate owned	63	144

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 28, 2018.  The results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Bank (the “Bank”), the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries include: (i) Neumann Finance Company, a majority owned subsidiary, formed to originate small business leases, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) Beneficial Equipment Finance Corporation (formerly BSB Union Corporation), an equipment leasing company. Additionally, the Bank has subsidiaries that hold other real estate acquired in foreclosure or transferred from the Bank’s real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.

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

NOTE 3 — NON-INTEREST INCOME

During the three months ended March 31, 2018, the Company adopted the amendments of ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606.   The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Insurance commission income	$1,923	$2,093
Debit card interchange fee income	1,988	1,835
Returned check charges	987	912
Bank owned life insurance	425	429
Limited partnership losses and amortization	(400)	(359)
Other service charges	1,196	1,282
Mortgage banking & SBA income	468	879
Net gain (loss) on investment securities	77	(3)
Total non-interest income	$6,664	$7,068

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09.  The following is a discussion of key revenues within the scope of the new revenue guidance:

•                  Insurance commission income — Insurance revenue is earned through commissions on insurance sales and earned at a point in time.

•                  Debit card interchange fee income — Card processing fees consist of interchange fees from consumer debit card networks and other card related services. Interchange rates are set by the card network. Interchange fees are based on purchase volumes and other factors and are recognized as transactions occur.

•                  Service charges on deposit accounts — Revenue from service charges on deposit accounts is earned through cash management, wire transfer, and other deposit-related services; as well as overdraft, non-sufficient funds, account management and other deposit-related fees. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at a point in time for transactional related services and fees. These revenues are included in returned check charges and other service charges in the table above.

NOTE 4 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the three months ended March 31, 2018 and March 31, 2017.  All amounts are presented net of tax.

(Dollars in thousands)	Net unrealized holding gains on available- for-sale securities	Net unrealized gains on equity securities	Defined benefit pension plan items	Cash Flow Hedge	Total

Beginning balance, January 1, 2018	$(826)	$—	$(25,888)	$587	$(26,127)
Changes in other comprehensive loss before reclassifications:
Unrealized holding losses on AFS securities	(2,225)	—	—	—	(2,225)
Accretion of unrealized losses on AFS securities transferred to HTM	157	—	—	—	157
Unrealized gain on cash flow hedge	—	—	—	2,888	2,888
Amount reclassified from accumulated other comprehensive loss	1	—	393	—	394
Total changes in current-period other comprehensive loss before reclassifications	(2,067)	—	393	2,888	1,214
Changes in other comprehensive loss as a result of reclassifications:
Effect of adoption of ASU 2016-01 equity securities	—	(123)	—	—	(123)
Reclassification due to the adoption of ASU No. 2018-02	(199)	—	(4,999)	126	(5,072)
Total changes in other comprehensive loss as a result of reclassifications	(199)	(123)	(4,999)	126	(5,195)
Net other comprehensive (loss) income	(2,266)	(123)	(4,606)	3,014	(3,981)
Ending balance, March 31, 2018	$(3,092)	$(123)	$(30,494)	$3,601	$(30,108)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2017	$(747)	$(25,086)	$(25,833)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	25	—	25
Accretion of unrealized losses on AFS securities transferred to HTM	132	—	132
Amount reclassified from accumulated other comprehensive loss	2	329	331
Net current-period other comprehensive income	159	329	488
Ending balance, March 31, 2017	$(588)	$(24,757)	$(25,345)

The following tables present reclassifications out of AOCI by component for the three months ended March 31, 2018 and March 31, 2017:

For the Three Months Ended March 31, 2018

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$1		Net loss on sale of investment securities
	—		Income tax benefit
	$1		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(121	)(1)	Other non-interest expense
Net recognized actuarial losses	649	(1)	Other non-interest expense
	$528		Total before tax
	(135)		Income tax benefit
	$393		Net of tax

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 15 - Pension and Other Postretirement Benefits for additional details.

For the Three Months Ended March 31, 2017

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$3		Net loss on sale of investment securities
	(1)		Income tax benefit
	$2		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(121	)(1)	Other non-interest expense
Net recognized actuarial losses	682	(1)	Other non-interest expense
	$561		Total before tax
	(232)		Income tax benefit
	$329		Net of tax

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 15 - Pension and Other Postretirement Benefits for additional details.

NOTE 5 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee savings and stock ownership plan (“KSOP”) shares and unvested restricted stock shares. Since the Company paid dividends during the three months ended March 31, 2018 and 2017, the Company was required to use the two-class method for both periods to calculate earnings per share as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Net earnings per share for both common shares and participating securities is the same for the three months ended March 31, 2018 and 2017. See Note 16 for further discussion of stock grants.

(Dollars in thousands, except share and per share amounts)	Three Months Ended March 31,
	2018	2017
Basic and diluted earnings per share:
Net income	$9,791	$8,355
Net income allocated to unvested restricted stock	(269)	(345)
Net income allocated to common shares	$9,522	$8,010

Basic average common shares outstanding	70,903,395	70,041,340
Effect of dilutive securities	633,149	780,700
Dilutive average shares outstanding	71,536,544	70,822,040
Net earnings per share
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were no stock options that were anti-dilutive for both the three months ended March 31, 2018 and 2017.

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$250	$260	$—	$510
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	3,304	—	65	3,239
Ginnie Mae guaranteed mortgage certificates	2,847	96	—	2,943
GSE mortgage-backed securities	231,349	1,923	4,196	229,076
GSE collateralized mortgage obligations	13,048	16	183	12,881
Municipal bonds	1,797	59	—	1,856
Corporate securities	23,489	284	15	23,758
Money market and mutual funds	27,660	—	3	27,657

Total	$303,744	$2,638	$4,462	$301,920

	March 31, 2018
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$456,515	$126	$9,955	$446,686
GSE & Agency collateralized mortgage obligations	58,433	—	1,222	57,211
Municipal bonds	505	26	—	531
Foreign bonds	2,000	4	—	2,004

Total	$517,453	$156	$11,177	$506,432

	December 31, 2017
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$250	$160	$—	$410
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	3,488	—	35	3,453
Ginnie Mae guaranteed mortgage certificates	2,980	108	—	3,088
GSE mortgage-backed securities	245,926	2,378	2,164	246,140
Collateralized mortgage obligations	14,910	17	153	14,774
Municipal bonds	1,792	74	—	1,866
Corporate securities	23,489	594	—	24,083
Money market and mutual funds	16,498	—	4	16,494

Total	$309,333	$3,331	$2,356	$310,308

	December 31, 2017
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$472,259	$677	$3,668	$469,268
Collateralized mortgage obligations	63,038	—	942	62,096
Municipal bonds	505	32	—	537
Foreign bonds	1,500	24	—	1,524

Total	$537,302	$733	$4,610	$533,425

During the three months ended March 31, 2018, the Bank sold $63 thousand of mutual funds that resulted in a loss of $1 thousand.  During the three months ended March 31, 2018, the Bank recognized $78 thousand of unrealized holding gains on equity securities with a readily determinable fair value following the adoption of ASU 2016-01.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	At March 31, 2018
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	$3,239	$65	$—	$—	$3,239	$65
Mortgage-backed securities	476,248	9,010	164,967	5,141	641,215	14,151
Corporate securities	3,985	15	—	—	3,985	15
Collateralized mortgage obligations	50,870	983	18,382	422	69,252	1,405
Subtotal, debt securities	$534,342	$10,073	$183,349	$5,563	$717,691	$15,636
Mutual funds	345	3	—	—	345	3
Total	$534,687	$10,076	$183,349	$5,563	$718,036	$15,639

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$3,453	$35	$—	$—	$3,453	$35
Mortgage-backed securities	378,645	2,488	175,947	3,344	554,592	5,832
Collateralized mortgage obligations	55,928	770	20,065	325	75,993	1,095
Subtotal, debt securities	$438,026	$3,293	$196,012	$3,669	$634,038	$6,962
Mutual funds	408	4	—	—	408	4
Total	$438,434	$3,297	$196,012	$3,669	$634,446	$6,966

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”).  The Company had an unrealized loss of $14.2 million related to its GSE mortgage-backed securities as of March 31, 2018.  Additionally, the Company had an unrealized loss of $1.4 million on GSE & Agency collateralized mortgage obligations, an unrealized loss of $65 thousand on GSE Notes, an unrealized loss of $15 thousand on corporate securities and an unrealized loss of $3 thousand on mutual funds as of March 31, 2018.

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes

The Company’s investments that were in a loss position for less than 12 months included GSE Notes with an unrealized loss of 2.0% as of March 31, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2018.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 3.0% as of March 31, 2018.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 1.9% as of March 31, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2018.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 2.2% as of March 31, 2018.  The Company’s investments that were in a loss position for less than 12 months included GSE & Agency CMOs with an unrealized loss of 1.9%.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at March 31, 2018.

Corporate Securities

The Company’s investment that was in a loss position for less than 12 months included one Corporate Security with an unrealized loss of 0.4% as of March 31, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized loss is due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell this investment before recovery of its amortized cost, which may be at maturity, the Company does not consider this investment to be other-than temporarily impaired at March 31, 2018.

The following table sets forth the stated maturities of the investment securities at March 31, 2018 and December 31, 2017. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	March 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	5,101	5,095	5,280	5,319
Due after five years through ten years	23,489	23,758	23,489	24,083
Due after ten years	—	—	—	—
Mortgage-backed securities	247,244	244,900	263,816	264,002
Equity securities	250	510	250	410
Money market and mutual funds	27,660	27,657	16,498	16,494

Total	$303,744	$301,920	$309,333	$310,308

Held-to-maturity:
Due in one year or less	$125	$127	$125	$127
Due after one year through five years	2,380	2,408	1,880	1,934
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities	514,948	503,897	535,297	531,364

Total	$517,453	$506,432	$537,302	$533,425

At March 31, 2018 and December 31, 2017, $67.1 million and $78.1 million, respectively, of securities were pledged to secure municipal deposits.  At March 31, 2018 and December 31, 2017, the Company had no securities pledged as collateral on interest rate swaps.

NOTE 7 — LOANS

Loans at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,467,182	$120,264	$4,080	$1,591,526
Commercial business loans	579,127	95,331	845	675,303
Commercial small business leases	98,868	40,969	—	139,837
Commercial construction	131,668	—	—	131,668
Total commercial loans	2,276,845	256,564	4,925	2,538,334

Residential:
Residential real estate	901,623	44,185	107	945,915
Total residential loans	901,623	44,185	107	945,915

Consumer loans:
Home equity & lines of credit	201,126	18,671	228	220,025
Personal	9,704	6,162	57	15,923
Education	143,320	—	—	143,320
Automobile	139,948	—	—	139,948
Total consumer loans	494,098	24,833	285	519,216
Total loans	3,672,566	325,582	5,317	4,003,465

Allowance for losses	(43,108)	—	—	(43,108)
Loans, net	$3,629,458	$325,582	$5,317	$3,960,357

	December 31, 2017
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,448,226	$128,659	$5,037	$1,581,922
Commercial business loans	568,241	100,613	1,235	670,089
Commercial small business leases	92,632	48,622	—	141,254
Commercial construction	146,633	—	—	146,633
Total commercial loans	2,255,732	277,894	6,272	2,539,898

Residential:
Residential real estate	897,052	46,414	107	943,573
Total residential loans	897,052	46,414	107	943,573

Consumer loans:
Home equity & lines of credit	208,191	19,712	206	228,109
Personal	10,978	6,237	56	17,271
Education	147,582	—	—	147,582
Automobile	157,697	—	—	157,697
Total consumer loans	524,448	25,949	262	550,659
Total loans	3,677,232	350,257	6,641	4,034,130

Allowance for losses	(43,267)	—	—	(43,267)
Loans, net	$3,633,965	$350,257	$6,641	$3,990,863

During the three months ended March 31, 2018, the Company recorded a $308 thousand net gain on the sale of $4.7 million of guaranteed Small Business Administration (“SBA”) loans that is included in “mortgage banking and SBA income” on the consolidated statements of income. As of March 31, 2018, the Bank retained the $1.6 million outstanding unguaranteed portion of the loans and the related servicing rights for the loans and receives a 1.0% servicing fee from the purchaser of the loans.

As of March 31, 2018, the Company had $222 thousand residential loans held for sale compared to $245 thousand of residential loans held for sale at December 31, 2017. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.

During the three months ended March 31, 2018, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $2.0 million and recorded mortgage banking income of approximately $160 thousand.  During the three months ended March 31, 2017, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $6.0 million, and recorded mortgage banking income of approximately $225 thousand.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At March 31, 2018, shared national credits totaled $152.4 million, which included $85.5 million of leveraged lending transactions. During the first quarter of 2018, $3.3 million, or 41%, of an $8.0 million shared national credit previously rated doubtful was upgraded to substandard based on the results of a shared national credit examination performed by regulators. Management has established a $1.5 million specific valuation allowance to cover risk associated with this loan as of March 31, 2018 and December 31, 2017.  All other shared national credits were classified as pass rated as of March 31, 2018 and December 31, 2017 as all payments are current and the loans are performing in accordance with their contractual terms.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of March 31, 2018, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of (1) a specific valuation allowance on identified problem loans and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As of March 31, 2018 and December 31, 2017, the Company maintained a $1.5 million specific valuation allowance for the previously mentioned shared national credit.

The summary activity in the allowance for loan losses for all portfolios for the three months ended March 31, 2018 and 2017, and for the year ended December 31, 2017, is as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
(Dollars in thousands)	2018	2017	2017

Balance, beginning of year	$43,267	$43,261	$43,261
Provision for loan losses	999	600	3,118
Charge-offs	(1,498)	(1,394)	(5,476)
Recoveries	340	628	2,364

Balance, end of period	$43,108	$43,095	$43,267

The following tables set forth the activity in the allowance for loan losses by portfolio for the three months ended March 31, 2018 and the year ended December 31, 2017:

		COMMERCIAL			RESIDENTIAL	CONSUMER
March 31, 2018 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$28,205	$10,519	$961	$963	$838	$491	$255	$121	$914	$43,267
Charge-offs	(160)	(147)	(468)	—	(56)	(54)	(119)	(24)	(470)	(1,498)
Recoveries	7	32	67	1	2	23	68	—	140	340
Provision (credit)	25	683	836	(508)	(83)	(217)	22	64	177	999
Allowance ending balance	$28,077	$11,087	$1,396	$456	$701	$243	$226	$161	$761	$43,108

Allowance ending balance
Individually evaluated for impairment	$—	$1,500	$—	$—	$—	$—	$—	$—	$—	$1,500
Collectively evaluated for impairment	28,077	9,587	1,396	456	701	243	226	161	761	41,608
Total Allowance	$28,077	$11,087	$1,396	$456	$701	$243	$226	$161	$761	$43,108

Financing receivable:
Ending balance
Individually evaluated for impairment	$18,916	$12,966	$—	$—	$6,686	$1,557	$58	$—	$—	$40,183
Collectively evaluated for impairment	1,448,266	566,161	98,868	131,668	894,937	199,569	9,646	143,320	139,948	3,632,383
Acquired non-credit impaired loans (2)	120,264	95,331	40,969	—	44,185	18,671	6,162	—	—	325,582
Acquired credit impaired loans (1)	4,080	845	—	—	107	228	57	—	—	5,317
Total Portfolio	$1,591,526	$675,303	$139,837	$131,668	$945,915	$220,025	$15,923	$143,320	$139,948	$4,003,465

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at March 31, 2018 and December 31, 2017:

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	March 31, 2018
Grade Pass	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Originated loans	$1,452,022	91%	$564,561	84%	$98,868	71%	$130,513	99%	$899,551	95%	$3,145,515	92%
Acquired non-credit impaired loans	115,277	7%	85,955	13%	40,969	29%	—	—%	43,964	5%	286,165	8%
Total Pass	1,567,299	98%	650,516	97%	139,837	100%	130,513	99%	943,515	100%	3,431,680	100%
Special Mention
Originated loans	9,523	1%	2,875	—%	—	—%	1,155	1%	—	—%	13,553	—%
Acquired non-credit impaired loans	1,214	—%	2,872	—%	—	—%	—	—%	—	—%	4,086	—%
Total Special Mention	10,737	1%	5,747	—%	—	—%	1,155	1%	—	—%	17,639	—%
Substandard
Originated loans	5,637	1%	6,999	1%	—	—%	—	—%	2,072	—%	14,708	—%
Acquired non-credit impaired loans	3,773	—%	6,504	1%	—	—%	—	—%	221	—%	10,498	—%
Acquired credit impaired loans	4,080	—%	845	—%	—	—%	—	—%	107	—%	5,032	—%
Total Substandard	13,490	1%	14,348	2%	—	—%	—	—%	2,400	—%	30,238	—%
Doubtful
Originated loans	—	—%	4,692	1%	—	—%	—	—%	—	—%	4,692	—%
Total Doubtful	—	—%	4,692	1%	—	—%	—	—%	—	—%	4,692	—%
Total	$1,591,526	100%	$675,303	100%	$139,837	100%	$131,668	100%	$945,915	100%	$3,484,249	100%

Commercial and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	December 31, 2017
Grade Pass	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Originated loans	$1,436,514	91%	$554,813	83%	$92,632	66%	$146,633	100%	$895,475	95%	$3,126,067	91%
Acquired non-credit impaired loans	124,575	8%	90,371	13%	48,622	34%	—	—%	46,192	5%	309,760	9%
Total Pass	1,561,089	99%	645,184	96%	141,254	100%	146,633	100%	941,667	100%	3,435,827	100%
Special Mention
Originated loans	5,779	—%	1,910	—%	—	—%	—	—%	—	—%	7,689	—%
Acquired non-credit impaired loans	483	—%	4,338	1%	—	—%	—	—%	—	—%	4,821	—%
Total Special Mention	6,262	—%	6,248	1%	—	—%	—	—%	—	—%	12,510	—%
Substandard
Originated loans	5,933	1%	3,565	1%	—	—%	—	—%	1,577	—%	11,075	—%
Acquired non-credit impaired loans	3,601	—%	5,904	1%	—	—%	—	—%	222	—%	9,727	—%
Acquired credit impaired loans	5,037	—%	1,235	—%	—	—%	—	—%	107	—%	6,379	—%
Total Substandard	14,571	1%	10,704	2%	—	—%	—	—%	1,906	—%	27,181	—%
Doubtful
Originated loans	—	—%	7,953	1%	—	—%	—	—%	—	—%	7,953	—%
Total Doubtful	—	—%	7,953	1%	—	—%	—	—%	—	—%	7,953	—%
Total	$1,581,922	100%	$670,089	100%	$141,254	100%	$146,633	100%	$943,573	100%	$3,483,471	100%

During 2017, one shared national credit with an outstanding balance of $8.0 million as of March 31, 2018 was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators.  During the first quarter of 2018, $3.3 million, or 41%, of this balance was upgraded to substandard based on the results of the 2018 shared national credit examination performed by regulators. Management has established a $1.5 million specific valuation allowance to cover risk associated with this loan as of March 31, 2018 and December 31, 2017.

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  Non-performing consumer loans include loans on non-accrual status and education loans that are greater than 90 days delinquent.  The following tables set forth the consumer loan risk profile based on payment activity as of March 31, 2018 and December 31, 2017:

Consumer and Residential Loans

Credit Risk Internally Assigned

(Dollars in thousands)

	March 31, 2018
	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$199,786	91%	$9,650	61%	$122,010	85%	$139,948	100%	$471,394	91%
Acquired non-credit impaired loans	18,598	8%	5,901	37%	—	—%	—	—%	24,499	5%
Acquired credit impaired loans	228	—%	57	—%	—	—%	—	—%	285	—%
Total Performing	218,612	99%	15,608	98%	122,010	85%	139,948	100%	496,178	96%
Nonperforming
Originated loans	1,340	1%	54	—%	21,310	15%	—	—%	22,704	4%
Acquired non-credit impaired loans	73	—%	261	2%	—	—%	—	—%	334	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,413	1%	315	2%	21,310	15%	—	—%	23,038	4%
Total	$220,025	100%	$15,923	100%	$143,320	100%	$139,948	100%	$519,216	100%

(Dollars in thousands)	December 31, 2017
	Home Equity & Lines of Credit		Personal		Education		Auto		Total

Performing
Originated loans	$207,036	90%	$10,883	63%	$133,430	90%	$157,697	100%	$509,046	92%
Acquired non-credit impaired loans	19,621	9%	5,987	35%	—	—%	—	—%	25,608	5%
Acquired credit impaired loans	206	—%	56	—%	—	—%	—	—%	262	—%
Total Performing	226,863	99%	16,926	98%	133,430	90%	157,697	100%	534,916	97%
Nonperforming
Originated loans	1,155	1%	95	1%	14,152	10%	—	—%	15,402	3%
Acquired non-credit impaired loans	91	—%	250	1%	—	—%	—	—%	341	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,246	1%	345	2%	14,152	10%	—	—%	15,743	3%
Total	$228,109	100%	$17,271	100%	$147,582	100%	$157,697	100%	$550,659	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of March 31, 2018, are as follows:

(Dollars in thousands)	March 31,
2018

Outstanding principal balance	$8,204
Carrying amount	5,317

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of March 31, 2018

														Recorded
	30-59		60-89		> 90									Investment
	Days		Days		Days		Total		Acquired			Total		>90 Days
	Past		Past		Past		Past		Credit			Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Impaired	Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$1,031	6%	$96	1%	$3,094	10%	$4,221	7%	$4,080	$1,583,225	40%	$1,591,526	41%	$—	$3,464	15%
Commercial business loans	757	4%	589	6%	2,493	8%	3,839	7%	845	670,619	17%	675,303	17%	—	11,483	50%
Commercial small business leases	1,087	6%	786	8%	25	—%	1,898	3%	—	137,939	4%	139,837	3%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	—	131,668	3%	131,668	3%	—	—	—%
Total commercial	$2,875	16%	$1,471	15%	$5,612	18%	$9,958	17%	$4,925	$2,523,451	64%	$2,538,334	64%	$—	$14,947	65%

Residential:
Residential real estate	$1,916	11%	$75	1%	$2,850	9%	$4,841	8%	$107	$940,967	24%	$945,915	24%	$—	$6,617	28%
Total residential	$1,916	11%	$75	1%	$2,850	9%	$4,841	8%	$107	$940,967	24%	$945,915	24%	$—	$6,617	28%

Consumer loans:
Home equity & lines of credit	$266	2%	$252	3%	$848	3%	$1,366	2%	$228	$218,431	6%	$220,025	5%	$—	$1,413	6%
Personal	271	2%	23	—%	184	1%	478	1%	57	15,388	—%	15,923	—%	—	315	1%
Education	10,134	56%	7,339	76%	21,310	69%	38,783	67%	—	104,537	3%	143,320	4%	21,310	—	—%
Automobile	2,249	13%	436	5%	—	—%	2,685	5%	—	137,263	3%	139,948	3%	—	—	—%
Total consumer	$12,920	73%	$8,050	84%	$22,342	73%	$43,312	75%	$285	$475,619	12%	$519,216	12%	$21,310	$1,728	7%

Total	$17,711	100%	$9,596	100%	$30,804	100%	$58,111	100%	$5,317	$3,940,037	100%	$4,003,465	100%	$21,310	$23,292	100%

(1)    Non-accruing loans do not include $5.3 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of March 31, 2018 and 2017.

	March 31,		March 31,
	2018		2017
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	—	$—	1	$276
Commercial business loans	3	7,965	2	1,801
Total commercial	3	7,965	3	2,077

Residential:
Residential real estate	5	320	4	293
Total real estate loans	5	320	4	293

Consumer loans:
Home equity & lines of credit	1	57	—	—
Total consumer loans	1	57	—	—
Total loans	9	$8,342	7	$2,370

The following tables summarize information about TDRs as of and for the three months ended March 31, 2018 and 2017:

For the Three Months Ended March 31, 2018
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	9	8,342
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

For the Three Months Ended March 31, 2017
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	7	2,370
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	2	1,801

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

Components of Impaired Loans

Impaired Loans

For the Three Months Ended March 31, 2018

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$3,464	$3,622	$—	$3,757	$—	$—
Commercial Business	3,530	3,787	—	2,850	—	—
Commercial small business leases	—	—	—	—	—	—
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	6,617	7,377	—	6,376	—	—
Home Equity and Lines of Credit	1,413	1,440	—	1,318	—	—
Personal	315	315	—	339	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	2	—	—
Total Impaired Loans:	$15,339	$16,541	$—	$14,642	$—	$—
Impaired loans with a related specific allowance recorded:

Commercial Business	$7,953	$7,953	$1,500	$7,953	$—	$—
Total impaired loans with a related specific allowance recorded:	$7,953	$7,953	$1,500	$7,953	$—	$—
Total Impaired Loans:
Commercial	$14,947	$15,362	$1,500	$14,560	$—	$—
Residential	6,617	7,377	—	6,376	—	—
Consumer	1,728	1,755	—	1,659	—	—
Total	$23,292	$24,494	$1,500	$22,595	$—	$—

The impaired loans table above does not include $5.3 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

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

The impaired loans table above does not include $6.6 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

Generally, the Company will charge-off the collateral or discounted cash flow deficiency on all impaired loans.  The Company determined that a $1.5 million specific valuation allowance for the previously mentioned shared national credit was required as of March 31, 2018 and December 31, 2017.  Interest income that would have been recorded for the three months ended March 31, 2018, had impaired loans been current according to their original terms, amounted to $387 thousand.  Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at March 31, 2018 and December 31, 2017 amounted to $44.6 million and $34.7 million, respectively, and included $21.3 million and $14.2 million, respectively, of government guaranteed student loans. The increase in past due government guaranteed loans is due to these loans coming out of deferment status during the quarter ended March 31, 2018.

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions are accounted for in accordance with the accounting guidance in FASB ASC Topic 350 Intangibles - Goodwill and Other.  The Company recorded goodwill of $47.0 million and core deposit intangibles of $2.2 million, or 0.65% of core deposits, in connection with the acquisition of Conestoga Bank.  As of March 31, 2018, the other intangibles consisted of $1.6 million of core deposit intangibles, which are amortized over an estimated useful life of ten years, and $1.1 million of customer list intangibles, which are amortized over an estimated useful life of between four and six years.

Goodwill and other intangibles at March 31, 2018 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2018	$169,002	$2,884
Amortization	—	(199)
Balance at March 31, 2018	$169,002	$2,685

During 2017, management reviewed qualitative factors for the bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2016. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2017. As it relates to Beneficial Insurance Services, LLC the Company performed an impairment test as of September 30, 2017 which estimates the fair value of equity using discounted cash flow analyses as well as guideline company and guideline transaction information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on the Company’s latest annual impairment assessment of Beneficial Insurance Services, LLC, management believes that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2017.

During the three months ended March 31, 2018, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 9 — OTHER ASSETS

The following table provides selected information on other assets at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Investments in affordable housing and other partnerships	$3,652	$4,053
Prepaid assets	3,385	2,691
Net deferred tax assets	22,607	22,975
Other real estate	204	189
Servicing rights	2,435	2,341
Other assets	11,250	7,138
Total other assets	$43,533	$39,387

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

NOTE 10 — DEPOSITS

Deposits consisted of the following major classifications at March 31, 2018 and December 31, 2017:

	March 31,	% of Total	December 31,	% of Total
(Dollars in thousands)	2018	Deposits	2017	Deposits

Non-interest bearing deposits	$564,450	13.5%	$563,185	13.6%
Interest-earning checking accounts	967,053	23.1%	898,263	21.6%
Municipal checking accounts	114,346	2.7%	123,697	3.0%
Money market accounts	416,749	10.0%	419,773	10.1%
Savings accounts	1,306,899	31.2%	1,288,875	31.1%
Certificates of deposit	818,565	19.5%	856,700	20.6%
Total deposits	$4,188,062	100.0%	$4,150,493	100.0%

NOTE 11 — BORROWED FUNDS

Borrowed funds at March 31, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	March 31, 2018	December 31, 2017
FHLB advances	$515,000	$515,000
Statutory trust debenture	—	25,439
Total borrowed funds	$515,000	$540,439

During the three months ended March 31, 2018, the Company paid off the statutory trust debenture of $25.4 million that was at a rate of 3.17%.

The Company’s borrowing capacity with the FHLB of Pittsburgh is collateralized by loans. At March 31, 2018 and December 31, 2017, loans in the amount of $2.8 billion and $2.7 billion, respectively, collateralized the Company’s total borrowing capacity with the FHLB of Pittsburgh of $2.0 billion.  At March 31, 2018, remaining borrowings available with the FHLB were $1.5 billion.  The Company also pledges loans to secure its available borrowing capacity at the Federal Reserve Bank of Philadelphia. At March 31, 2018 and December 31, 2017, loans in the amount of $175.0 million and $193.6 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia of $133.7 million and $146.2 million, respectively.

NOTE 12 — OTHER LIABILITIES

The following table provides selected information on other liabilities at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
(Dollars in thousands)	2018	2017
Accrued pension and other postretirement benefits	$27,056	$27,888
Other accrued expenses	10,800	14,351
Mortgage escrow	9,327	10,952
Deferred rent	7,449	7,425
Accrued interest	2,944	3,039
Income taxes payable	1,475	—
Other liabilities	10,699	9,351
Total other liabilities	$69,750	$73,006

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

As of March 31, 2018, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of March 31, 2018 and December 31, 2017:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2018:

Tier 1 Leverage (to average assets)	$866,759	15.45%	$224,342	4.00%	$280,427	5.00%

Common Equity Tier 1 Capital (to risk weighted assets)	866,759	21.74%	179,411	4.50%	259,149	6.50%

Tier 1 Capital (to risk weighted assets)	866,759	21.74%	239,215	6.00%	318,953	8.00%

Total Capital (to risk weighted assets)	909,990	22.82%	318,953	8.00%	398,691	10.00%

As of December 31, 2017:

Tier 1 Leverage (to average assets)	$914,552	16.19%	$225,909	4.00%	$282,387	5.00%

Common Equity Tier 1 Capital (to risk weighted assets)	889,113	22.12%	180,841	4.50%	261,215	6.50%

Tier 1 Capital (to risk weighted assets)	914,552	22.76%	241,121	6.00%	321,495	8.00%

Total Capital (to risk weighted assets)	958,013	23.84%	321,495	8.00%	401,869	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of March 31, 2018 and December 31, 2017:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of March 31, 2018:
Tier 1 Leverage (to average assets)	$823,821	14.69%	$224,261	4.00%	$280,327	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	823,821	20.68	179,245	4.50%	258,910	6.50%
Tier 1 Capital (to risk weighted assets)	823,821	20.68	238,994	6.00%	318,658	8.00%
Total Capital (to risk weighted assets)	867,052	21.77	318,658	8.00%	398,323	10.00%

As of December 31, 2017:
Tier 1 Leverage (to average assets)	$816,461	14.46%	$225,870	4.00%	$282,337	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	816,461	20.34%	180,662	4.50%	260,956	6.50%
Tier 1 Capital (to risk weighted assets)	816,461	20.34%	240,882	6.00%	321,177	8.00%
Total Capital (to risk weighted assets)	859,852	21.42%	321,177	8.00%	401,471	10.00%

NOTE 14 — INCOME TAXES

For the three months ended March 31, 2018, the Company recorded a provision for income taxes of $2.8 million, reflecting an effective tax rate of 22.3%, compared to a provision for income taxes of $3.5 million, reflecting an effective tax rate of 29.6%, for the three months ended March 31, 2017.  The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the same period a year ago is primarily due to the passage of H.R. 1 (Tax Cuts and Jobs Act), which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

As of March 31, 2018, the Company had net deferred tax assets totaling $22.6 million.  These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established.  The Company regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as March 31, 2018. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$—	$—	$36	$35
Interest cost	823	845	181	183
Expected return on assets	(1,695)	(1,565)	—	—
Amortization of loss	557	618	92	64
Amortization of prior service cost	—	—	(121)	(121)
Amortization of transition obligation	—	—	—	—
Net periodic pension (benefit) cost	($315)	($102)	$188	$161

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

Under the 2016 Omnibus Incentive Plan (“the 2016 Plan”), the Company has granted 2,598,658 of restricted stock awards to employees, officers and directors.  The restricted stock awards granted to directors vest generally over a 12 to 31 month period and the restricted stock awards granted to employees and officers vest over a three year period. Restricted stock awards include performance awards granted to certain officers of the Company that will vest only if the Company exceeds threshold goals related to credit quality, return on average assets and total shareholder return. Upon the adoption of the 2016 Plan, the Company’s 2008 Equity Incentive Plan (“EIP”) was terminated. However, outstanding awards under the 2008 EIP remain in effect in accordance with their original terms.

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three months ended March 31, 2018 was $3.3 million, compared to $3.2 million for the three months ended March 31, 2017.

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2018:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2018	2,131,972	$13.51
Issued	164,642	16.60
Vested	(410,763)	13.09
Forfeited	(810)	18.00
Non-vested Stock Awards outstanding, March 31, 2018	1,885,041	13.87

The following table summarizes the non-vested stock award activity for the three months ended March 31, 2017:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2017	2,960,572	$13.07
Issued	154,753	18.00
Vested	(118,656)	9.82
Forfeited	(65,976)	10.22
Non-vested Stock Awards outstanding, March 31, 2017	2,930,693	13.53

The fair value of the 410,763 shares that vested during the three months ended March 31, 2018 was $6.6 million. The fair value of the 118,656 shares that vested during the three months ended March 31, 2017 was $2.0 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. The Company did not grant any options during the three months ended March 31, 2018 and 2017. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $155 thousand for the three months ended March 31, 2018, compared to $290 thousand for the three months ended March 31, 2017.

A summary of option activity as of March 31, 2018 and changes during the three month period ended March 31, 2018 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2018	1,727,249	$9.62
Granted	—	—
Exercised	(69,770)	10.59
Forfeited	—	—
Expired	—	—
March 31, 2018	1,657,479	9.58

A summary of option activity as of March 31, 2017 and changes during the three month period ended March 31, 2017 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2017	2,884,087	$9.59
Granted	—	—
Exercised	(823,487)	9.54
Forfeited	(11,878)	9.42
Expired	—	—
March 31, 2017	2,048,722	9.61

The weighted average remaining contractual term was approximately 4.36 years and the aggregate intrinsic value was $9.9 million for options outstanding as of March 31, 2018.  As of March 31, 2018, exercisable options totaled 1,482,619 with an average weighted exercise price of $9.42 per share, a weighted average remaining contractual term of approximately 4.13 years, and an aggregate intrinsic value of $9.1 million. The weighted average remaining contractual term was approximately 4.95 years and the aggregate intrinsic value was $13.1 million for options outstanding as of March 31, 2017.  As of March 31, 2017, exercisable options totaled 1,601,034 with an average weighted exercise price of $9.42 per share, a weighted average remaining contractual term of approximately 4.43 years, and an aggregate intrinsic value of $10.5 million.

As of March 31, 2018, there was $628 thousand of total unrecognized compensation cost related to options and $17.6 million in unrecognized compensation cost related to non-vested stock awards granted.  As of March 31, 2017, there was $1.5 million of total unrecognized compensation cost related to options and $28.7 million in unrecognized compensation cost related to non-vested stock awards granted.  The average weighted lives for the option expense were 1.24 and 1.92 years as of March 31, 2018 and March 31, 2017, respectively. The average weighted lives for the stock award expense 1.56 and 2.27 years at March 31, 2018 and March 31, 2017, respectively.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

At March 31, 2018 and December 31, 2017, the Company had outstanding commitments to purchase or originate new loans or leases aggregating $60.7 million and $29.4 million, respectively, commitments to customers on available lines of credit of $457.3 million and $443.1 million, respectively, commitments to fund commercial construction and other advances of $166.8 million and $159.3 million, respectively, and standby letters of credit of $22.9 million and $29.4 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $123 thousand and $124 thousand at March 31, 2018 and December 31, 2017, respectively.

The Company and its directors have been named in a lawsuit filed in Maryland state circuit court regarding compensation levels of directors in connection with equity awards granted in the second quarter of 2016 under the Company’s 2016 Omnibus Incentive Plan. The defendants believe the lawsuit, alleging breach of fiduciary duty and unjust enrichment under Maryland law, is without merit and intend to vigorously defend it.  During the quarter, the Company participated in a mediation at which time all parties to the lawsuit, including the Company’s insurance carrier, agreed to a proposed settlement of the lawsuit.  The Company has denied any liability in connection with the lawsuit but agreed to a proposed settlement to avoid a costly and protracted process to litigate this matter.  The terms of the settlement must be approved by the Maryland Court and notification must be provided to the Company’s shareholders.  The proposed settlement will not have a material impact on the Company’s financial statements.

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

NOTE 18 — RECENT ACCOUNTING PRONOUNCEMENTS

In February 2018, the FASB issued ASU 2018-02: Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this update allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the passage of the Tax Cuts and Jobs Act. The amendments in this update also require certain disclosures about stranded tax effects.  Upon adoption of the ASU, an entity was required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income.  The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  As of December 31, 2017, the Company had $5.0 million of tax benefits stranded in accumulated OCI as a result of the passage of the Tax Cuts and Jobs Act.  The Company early adopted the amendments in this update and elected to reclassify the $5.0 million of tax benefits stranded in accumulated OCI to retained earnings during the three months ended

March 31, 2018.  The Company’s policy for releasing income tax effects from accumulated other comprehensive income is to release them as investments are sold or mature and liabilities are extinguished.

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

In March 2017, the FASB issued ASU 2017-07: Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Topic 715, Compensation—Retirement Benefits, requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate. Users have communicated that the service cost component generally is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve the consistency, transparency, and usefulness of financial information for users, the amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company’s current accounting treatment and presentation of net periodic pension cost and net periodic postretirement benefit cost is consistent with the provisions in ASU-2017.  The Company adopted the amendments in this update during the three months ended March 31, 2018 and noted no impact to the consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01: Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee).  The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments.  In addition, the amendments in this update also simplify the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period.  For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted the amendments of this update during the three months ended March 31, 2018 and recorded a cumulative-effect adjustment of $123 thousand to retained earnings representing the unrealized holding gains on equity securities with a readily determinable fair value included in other comprehensive income as of January 1, 2018.

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and subsequent updates. This ASU clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that requires an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company adopted the guidance effective January 1, 2018 using the modified retrospective method. The Company’s revenue is the sum of net interest income and non-interest income. The scope of the guidance excludes nearly all net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Company completed its review and determined that the majority of non-interest income revenue streams are within the scope of the new standard. Non-interest income streams that are out of scope of the new standard include BOLI, sales of investment securities, mortgage banking activities, and certain items within service charges and other income. Management reviewed contracts related to service charges on deposits, investment advisory commissions and fee income, insurance commission and fee income and certain items within other service charges and other income. The Company evaluated the impact of this ASU on the Company’s various revenue streams and, upon adoption on January 1, 2018 and going forward, does not anticipate a material impact to the consolidated financial statements. The Company has included applicable disclosures regarding revenue recognition within Note 3 of these consolidated financial statements.

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

Level 1

Quoted prices in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt securities, equity securities and derivative contracts that are traded in an active exchange .

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at March 31, 2018:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,601	$1,601
SBA servicing rights	—	—	834	834
Investment securities available for sale:
U.S. GSE and agency notes	—	3,239	—	3,239
Ginnie Mae guaranteed mortgage certificates	—	2,943	—	2,943
GSE collateralized mortgage obligations (“CMOs”)	—	12,881	—	12,881
GSE mortgage-backed securities	—	229,076	—	229,076
Municipal bonds
General obligation municipal bonds	—	1,856	—	1,856
Corporate securities	—	23,758	—	23,758
Equity securities	510	—	—	510
Money market funds	27,312	—	—	27,312
Mutual funds	345	—	—	345
Interest rate swap agreements	—	7,211	—	7,211
Total Assets	$28,167	$280,964	$2,435	$311,566
Liabilities:
Interest rate swap agreements and other contracts	$—	$2,500	$—	$2,500
Total Liabilities	$—	$2,500	$—	$2,500

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2017:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,556	$1,556
SBA servicing rights	—	—	785	785
Investment securities available for sale:
U.S. GSE and agency notes	—	3,453	—	3,453
Ginnie Mae guaranteed mortgage securities	—	3,088	—	3,088
GSE collateralized mortgage obligations (“CMOs”)		14,774	—	14,774
GSE mortgage-backed securities	—	246,140	—	246,140
Municipal bonds
General obligation municipal bonds	—	1,866	—	1,866
Corporate securities		24,083	—	24,083
Equity securities	410	—	—	410
Money market funds	16,086	—	—	16,086
Mutual funds	408	—	—	408
Interest rate swap agreements	—	2,713	—	2,713
Total Assets	$16,904	$296,117	$2,341	$315,362
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,778	$—	$1,778
Total Liabilities	$—	$1,778	$—	$1,778

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

Tax Exempt General Obligation Municipal Bonds. For pricing, the pricing service’s evaluators collect and analyze market data to determine how it should be applied to bonds within their assigned sectors.  Bonds are adjusted throughout the day based on trades and other pertinent market information. Evaluators apply this information to individual bond evaluations and then extrapolate from the adjusted bond to the same issuer, the same sector and beyond when appropriate. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.

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

The tables below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017.

Level 3 Investments Only	For the Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,556	$1,523
Additions	30	43
Payments	(43)	(63)
Increase in fair value due to changes in valuation inputs or assumptions	58	93
Balance, March 31,	$1,601	$1,596

Level 3 Investments Only	For the Three Months Ended
(Dollars in thousands)	March 31, 2018	March 31, 2017
	SBA Servicing Rights	SBA Servicing Rights
Balance, January 1,	$785	$646
Additions	158	157
Payments	(109)	(4)
Decrease in fair value due to changes in valuation inputs or assumptions	—	(3)
Balance, March 31,	$834	$796

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

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2018	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$4,324	$—	$—	$4,324	$(251)
Other real estate owned	63	—	—	63	—

	Balance Transferred YTD
(Dollars in thousands)	March 31, 2017	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$13,520	$—	$—	$13,520	$—
Other real estate owned	144	—	—	144	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At March 31, 2018		At December 31, 2017
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$602,656	$602,656	$557,615	$557,615
Securities available for sale	See previous table	301,920	301,920	310,308	310,308
Securities held to maturity	Level 2	517,453	506,432	537,302	533,425
FHLB stock	Level 3	23,210	23,210	23,210	23,210
Loans and leases, net	Level 3	3,960,135	3,916,132	3,990,618	3,992,226
Loans held for sale	Level 2	222	226	245	249
Mortgage servicing rights	Level 3	1,601	1,601	1,556	1,556
SBA servicing rights	Level 3	834	834	785	785
Interest rate swaps	Level 2	7,211	7,211	2,713	2,713
Accrued interest receivable	Level 3	18,077	18,077	17,512	17,512

Liabilities:
Checking, Money Market & Savings	Level 1	3,369,497	3,369,497	3,293,793	3,293,793
Certificates of Deposit	Level 2	818,565	808,118	856,700	849,556
Borrowed funds	Level 2	515,000	504,012	540,439	536,011
Interest rate swaps and other contracts	Level 2	2,500	2,500	1,778	1,778
Accrued interest payable	Level 2	2,944	2,944	3,039	3,039

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since March 31, 2018 and December 31, 2017 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its mortgage servicing rights (“MSRs”).  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of March 31, 2018 and March 31, 2017, the Company serviced $130.9 million and $136.8 million of residential mortgage loans, respectively.  During the three months ended March 31, 2018, the Company recognized servicing fee income of $83 thousand, compared to $87 thousand during the three months ended March 31, 2017, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the three months ended March 31, 2018 and 2017:

	Residential
	Mortgage Servicing Rights
	For the Three Months Ended March 31,
Dollars in thousands	2018	2017

Balance, January 1,	$1,556	$1,523
Additions	30	43
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	58	93
Paydowns	(43)	(63)
Balance, March 31,	$1,601	$1,596

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At March 31, 2018, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 6.72%, a discount rate equal to 10.13% and an escrow earnings credit rate equal to 2.62%.  At March 31, 2017, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 7.62%, a discount rate equal to 9.75% and an escrow earnings credit rate equal to 2.03%.

At March 31, 2018 and March 31, 2017, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	March 31, 2018	March 31, 2017

Fair value of residential mortgage servicing rights	$1,601	$1,596

Weighted average life (years)	9.0 years	8.3 years

Prepayment speed	6.72%	7.62%
Effect on fair value of a 20% increase	$(105)	$(113)
Effect on fair value of a 10% increase	(54)	(58)
Effect on fair value of a 10% decrease	58	63
Effect on fair value of a 20% decrease	121	132

Discount rate	10.13%	9.75%
Effect on fair value of a 20% increase	$(154)	$(142)
Effect on fair value of a 10% increase	(81)	(75)
Effect on fair value of a 10% decrease	89	82
Effect on fair value of a 20% decrease	190	173

Escrow earnings credit	2.62%	2.03%
Effect on fair value of a 20% increase	$66	$50
Effect on fair value of a 10% increase	33	25
Effect on fair value of a 10% decrease	(33)	(25)
Effect on fair value of a 20% decrease	(66)	(50)

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

SBA Loans

The Company has elected the fair value measurement method to value its SBA loan servicing rights.  Under the fair value measurement method, the Company records its SBA loan servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period.  As of March 31, 2018 and March 31, 2017, the Company serviced $52.5 million and $47.9 million of SBA loans, respectively.  During the three months ended March 31, 2018, the Company recognized servicing fee income of $122 thousand, compared to $120 thousand for the three months ended March 31, 2017.

The following is an analysis of the activity in the Company’s SBA servicing rights for the three months ended March 31, 2018 and March 31, 2017:

	SBA Servicing Rights
	For the Three Months Ended March 31,
Dollars in thousands	2018	2017

Balance, January 1,	$785	$646
Additions	158	157
Decreases in fair value due to:
Changes in valuation input or assumptions	—	(3)
Paydowns	(109)	(4)
Balance, March 31,	$834	$796

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At March 31, 2018, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.83%, a discount rate equal to 13.63% and servicing expenses per loan of $1 thousand. At March 31, 2017, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.93%, a discount rate equal to 13.25% and servicing expenses per loan of $1 thousand.

At March 31, 2018 and March 31, 2017, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	SBA Servicing Rights	SBA Servicing Rights
(Dollars in thousands)	March 31, 2018	March 31, 2017

Fair value of SBA servicing rights	$834	$796

Weighted average life (years)	5.3 years	5.4 years

Prepayment speed	8.83%	8.93%
Effect on fair value of a 20% increase	$(44)	$(46)
Effect on fair value of a 10% increase	(23)	(24)
Effect on fair value of a 10% decrease	24	25
Effect on fair value of a 20% decrease	49	51

Discount rate	13.63%	13.25%
Effect on fair value of a 20% increase	$(65)	$(64)
Effect on fair value of a 10% increase	(34)	(33)
Effect on fair value of a 10% decrease	37	36
Effect on fair value of a 20% decrease	77	75

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of March 31, 2018, the Company had 24 interest rate swaps with an aggregate notional amount of $134.8 million related to this program.  During the three months ended March 31, 2018, the Company recognized a net gain of $46 thousand compared to a net loss of $8 thousand for the same period in 2017 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The Company has entered into risk participation agreements with a notional value of $8.0 million and a fair value of $3 thousand as of March 31, 2018. During both the three months ended March 31, 2018 and 2017, the Company recognized a net gain of $2 thousand related to the risk participation agreements that are included as a component of services charges and other noninterest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of March 31, 2018 and December 31, 2017:

	Asset derivatives		Liability derivatives
As of March 31, 2018	Notional		Notional
(Dollars in thousands)	amount	Fair value (1)	amount	Fair value (2)

Interest rate swap agreements	$67,389	$2,560	$67,389	$2,497
Risk participation agreements	—	—	7,978	3
Total derivatives	$67,389	$2,560	$75,367	$2,500

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

	Asset derivatives		Liability derivatives
As of December 31, 2017	Notional		Notional
(dollars in thousands)	amount	Fair value (1)	amount	Fair value (2)

Interest rate swap agreements	$68,785	$1,791	$68,785	$1,774
Risk participation agreements	—	—	8,033	4
Total derivatives	$68,785	$1,791	$76,818	$1,778

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2018	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$2,581	$—	$2,581	$—	$2,381	$200

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of March 31, 2018	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$2,521	$—	$2,521	$—	$—	$2,521

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2017	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$1,828	$—	$1,828	$—	$1,346	$482

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2017	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$1,815	$—	$1,815	$—	$—	$1,815

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

As of March 31, 2018, the termination value of the interest rate swaps and risk participation agreements in a liability position was $2.5 million.  The Company has minimum collateral posting thresholds with its counterparty. At March 31, 2018, the Company had no securities pledged as collateral on interest rate swaps. Additionally, a counterparty posted collateral on interest rate swaps in the amount of $2.4 million at March 31, 2018.  If the Company had breached any of these provisions at March 31, 2018 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at March 31, 2018.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended March 31, 2018.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments as well as their classification on the consolidated statements of condition as of as of March 31, 2018 and December 31, 2017:

	Asset derivatives
As of March 31, 2018	Notional
(dollars in thousands)	amount	Fair value (1)

Interest rate swap agreements	$200,000	$4,651
Total derivatives	$200,000	$4,651

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

	Asset derivatives
As of December 31, 2017	Notional
(dollars in thousands)	amount	Fair value (1)

Interest rate swap agreements	$200,000	$922
Total derivatives	$200,000	$922

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

At March 31, 2018, the counterparty posted collateral on the cash flow hedge in the amount of $4.7 million.

The Company estimated that none of the existing gains that are reported in accumulated other comprehensive income at March 31, 2018 and December 31, 2017 are expected to be reclassified into earnings within the next twelve months.  The table below presents the pre-tax net gains of the Company’s cash flow hedge for the periods ended March 31, 2018 and December 31, 2017 and where they were recorded in our Consolidated Statements of Financial Condition.

As of March 31, 2018

(dollars in thousands) Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap agreements	$4,651	$—
Total derivatives	$4,651	$—

As of December 31, 2017

(dollars in thousands) Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap agreements	$922	$—
Total derivatives	$922	$—

NOTE 22 — SUBSEQUENT EVENTS

On April 20, 2018, the Company announced a cash dividend of 6 cents per share, payable on or after May 10, 2018, to common shareholders of record at the close of business on April 30, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative or regulatory changes or regulatory actions, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform, our ability to successfully integrate the assets, liabilities, customers, systems and employees of Conestoga Bank or other entities we may acquire in the future into our operations and our ability to realize related revenue synergies and cost savings within expected time frames. Additional factors that may affect our results are disclosed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and its other reports filed with the U.S. Securities and Exchange Commission.

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

Our primary source of revenue is net interest income. Net interest income, which comprised 86.6% of our revenue for the three months ended March 31, 2018, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

Our business results for the first quarter of 2018 were favorably impacted by a rise in interest rates.  Net interest margin totaled 3.20% for the three months ended March 31, 2018 compared to 3.04% for the same period in 2017.  Net interest income increased $2.4 million, or 6.0%, for the quarter compared to the same period in the prior year.  Net interest margin and net interest income increased primarily due to higher yields on the investment and loan portfolios following three Federal Reserve Bank federal funds rate increases of 25 basis points in 2017.  Overall economic activity slowed in our markets during 2017 and the first quarter of 2018 resulting in reduced loan demand.  During the three months ended March 31, 2018, our loan portfolio decreased $30.7 million, or 0.8%, as a result of increases in our core commercial real estate and commercial business portfolios of 1.3% and 4.4%, respectively, which were more than offset by decreases in our shared national credit and consumer loan portfolios.  We remain focused on growing our commercial loan portfolio and leveraging our infrastructure to drive improved financial performance.

We recorded net income for the three months ended March 31, 2018 of $9.8 million, compared to net income of $8.4 million, for the three months ended March 31, 2017.

Charge-offs continue to remain low.  Net charge-offs for the quarter ended March 31, 2018, totaled $1.2 million, or 12 basis points annualized of average loans, compared to net charge-offs of $766 thousand, or 8 basis points annualized of average loans, in the same period in the 2017.

Asset quality metrics continued to remain strong with a non-performing assets to total assets, excluding government guaranteed student loans, of 0.41% at March 31, 2018.  Our allowance for loan losses totaled $43.1 million, or 1.08% of total loans, as of March 31, 2018, compared to $43.3 million, or 1.07% of total loans, as of December 31, 2017.  Our effective tax rate decreased to 22.3% for the first quarter of 2018 compared to 29.6% in the first quarter of 2017 as a result of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

The Company purchased 715,600 shares of its common stock under its previously announced stock repurchase plan during the three months ended March 31, 2018. We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Our tangible capital to tangible assets decreased to 15.02% at March 31, 2018, compared to 15.07% at March 31, 2017.  The decrease in this ratio can be attributed to share repurchases and cash dividends.  Tangible book value per share totaled $11.21 at March 31, 2018.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.3 million to $8.6 million for the three months ended March 31, 2018. We also have approximately $44.8 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $4.5 million. In recent periods, we experienced improvement in our asset quality metrics including delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. As of both March 31, 2018 and December 31, 2017, the balance of goodwill was $169.0 million.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The provisions of Accounting Standards Codification (“ASC”) Topic

350 allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

During 2017, management reviewed qualitative factors for the banking unit, which represents $159.7 million of our goodwill balance, including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2016. Accordingly, it was determined that it was more likely than not that the fair value of the banking unit continued to be in excess of its carrying amount as of December 31, 2017. Additionally during 2017, we assessed the qualitative factors related to Beneficial Insurance Services, LLC, which represents $9.3 million of our goodwill balance and determined that the two-step quantitative goodwill impairment test was warranted. We performed a two-step quantitative goodwill impairment for Beneficial Insurance Services, LLC as of September 30, 2017 based on estimates of the fair value of equity using discounted cash flow analyses as well as guideline company information. The inputs and assumptions are incorporated in the valuations including projections of future cash flows, discount rates, the fair value of tangible and intangible assets and liabilities, and applicable valuation multiples based on the guideline information. Based on our latest annual impairment assessment of Beneficial Insurance Services, LLC and their current and projected financial results, we believe that the fair value is in excess of the carrying amount. As a result, management concluded that there was no impairment of goodwill during the year ended December 31, 2017.

Other intangible assets subject to amortization are evaluated for impairment in accordance with authoritative guidance. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is not considered recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. During the year ended December 31, 2017, the Company noted no indicators of impairment as it relates to other amortizing intangibles. As of December 31, 2017, management reviewed qualitative factors for its intangible assets and determined that it was more likely than not that the fair value of the intangible assets was greater than their carrying amount.

During the three months ended March 31, 2018, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of March 31, 2018, we had net deferred tax assets totaling $22.6 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of March 31, 2018. Our net deferred tax asset of $22.6 million was determined based on the current enacted federal tax rate of 21%.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total assets decreased $9.9 million, or 0.2%, to $5.79 billion at March 31, 2018, compared to $5.80 billion at December 31, 2017.  The decrease in total assets was primarily due to a decrease in total investment securities and loans, partially offset by an increase in cash and cash equivalents.

Cash and cash equivalents increased $45.1 million, or 8.1%, to $602.7 million at March 31, 2018, from $557.6 million at December 31, 2017.  The increase in cash and cash equivalents was primarily driven by investment maturities and repayments and a decrease in our total loan portfolio.

Investments decreased $28.2 million, or 3.2%, to $842.6 million at March 31, 2018, compared to $870.8 million at December 31, 2017, as we continued to focus on improving our balance sheet mix by reducing the percentage of our assets in investments and growing our loan portfolio.  We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans decreased $30.7 million, or 0.8%, to $4.00 billion at March 31, 2018, from $4.03 billion at December 31, 2017.  During the three months ended March 31, 2018, our commercial real estate and commercial and industrial loan portfolios increased $21.6 million, representing 1.3% growth, and $20.5 million, representing 4.4% growth, respectively.  However, this growth was offset by decreases in our consumer loan portfolios and our shared national credit portfolio.  The $31.4 million decrease in our total consumer loan portfolio was due primarily to a $17.7 million decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect lending business in the first quarter of 2017.

Deposits increased $37.6 million, or 0.9%, to $4.19 billion at March 31, 2018, from $4.15 billion at December 31, 2017.  Growth in deposits was achieved primarily by a $77.6 million increase in core deposits and a $12.9 million increase in time deposits, partially offset by the maturity of $51.1 million of brokered certificates of deposit.  The increase in core deposits was partially attributable to $43.2 million of tax refunds.

Borrowings decreased $25.4 million to $515.0 million at March 31, 2018.  During the three months ended March 31, 2018, the Company paid off $25.8 million of a higher cost trust preferred debenture.

Stockholders’ equity decreased $18.7 million, or 1.8%, to $1.02 billion at March 31, 2018, from $1.03 billion at December 31, 2017.  The decrease in stockholders’ equity was primarily due the declaration of cash dividends and stock repurchases, partially offset by net income of $9.8 million.

Comparison of Operating Results for the three months ended March 31, 2018 and March 31, 2017

General — For the three months ended March 31, 2018, net income was $9.8 million, or $0.13 per diluted share, compared to $8.4 million, or $0.11 per diluted share, for the three months ended March 31, 2017.

Net Interest Income — For the three months ended March 31, 2018, net interest income was $43.2 million, an increase of $2.4 million, or 6.0%, from the three months ended March 31, 2017.  The increase in net interest income was primarily due to an increase in average interest earning assets of $36.6 million, primarily loans, and higher yields on the investment and loan portfolios following three Federal Reserve Bank federal funds rate increases of 25 basis points in 2017. The Company paid off $25.8 million of higher cost trust preferred debenture during the three months ended March 31, 2018. The net interest margin totaled 3.20% for the three months ended March 31, 2018 as compared to 3.04% for the same period in 2017. During the three months ended March 31, 2018, the net interest margin was positively impacted by 5 basis points due to loan prepayments compared to a 2 basis point positive impact during the three months ended March 31, 2017 related to loan prepayments. Also during the three months ended March 31, 2018, the net interest margin was negatively impacted 15 basis points by higher cash levels due to slower than anticipated loan growth as average cash for the quarter totaled $537.6 million, an increase of $276.0 million from $261.6 million during the three months ended March 31, 2017.

Provision for Loan Losses — As a result of loan charge-offs, we recorded a $999 thousand provision for loan losses during the three months ended March 31, 2018 compared to a $600 thousand provision for loan losses during the three months ended March 31, 2017.  Net charge-offs for the three months ended March 31, 2018 totaled $1.2 million, or 12 basis points annualized of average loans, compared to net charge-offs of $766 thousand, or 8 basis points annualized of average loans, in the same period in the prior year.

Non-accruing loans, excluding government guaranteed student loans, increased $2.8 million to $23.3 million at March 31, 2018, compared to $20.5 million at December 31, 2017.  Our ratio of non-performing assets to total assets, excluding government guaranteed student loans, increased to 0.41% at March 31, 2018, compared to 0.36% at December 31, 2017.

Our allowance for loan losses totaled $43.1 million, or 1.08% of total loans, as of March 31, 2018, compared to $43.3 million, or 1.07% of total loans, as of December 31, 2017, and $43.1 million, or 1.06% of total loans, as of March 31, 2017.

Non-interest Income — For the three months ended March 31, 2018, non-interest income totaled $6.7 million, a decrease of $404 thousand, or 5.7%, from the three months ended March 31, 2017.  The decrease was primarily due to a $308 thousand net gain on the sale of $4.7 million of SBA loans recorded during the three months ended March 31, 2018 compared to a $654 thousand net gain on the sale of $7.3 million of SBA loans recorded during the three months ended March 31, 2017.

Non-interest Expense — For the three months ended March 31, 2018, non-interest expense totaled $36.4 million, an increase of $990 thousand, or 2.8%, from the three months ended March 31, 2017.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $1.1 million due primarily to enhanced medical coverage to our entire employee base, annual merit increases, and the costs associated with the formation of Neumann Finance. Marketing expense increased $818 thousand to $1.9 million due to the production and airing of a new television commercial. Other expenses decreased $529 thousand primarily from declines in training and on-line banking expenses.

Income Taxes — For the three months ended March 31, 2018, we recorded a provision for income taxes of $2.8 million, reflecting an effective tax rate of 22.3%, compared to a provision for income taxes of $3.5 million, reflecting an effective tax rate of 29.6%, for the three months ended March 31, 2017.  The decrease in the effective tax rate for the three months ended March 31, 2018 compared to the same period a year ago is primarily due to the passage of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

The table below summarizes average balances and average yields and costs for the three months ended March 31, 2018 and March 31, 2017.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended March 31,			Three Months Ended March 31,
	2018			2017
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment securities:

Overnight investments	$537,611	$2,055	1.53%	$261,607	$529	0.82%
Stock	23,213	466	8.14%	22,545	258	4.65%
Other investment securities	834,960	4,671	2.24%	1,022,552	5,120	2.00%
Total investment securities	1,395,784	7,192	2.06%	1,306,704	5,907	1.81%
Loans and leases:
Real estate loans
Residential	945,042	9,265	3.92%	894,589	8,702	3.89%
Non-residential	1,676,673	17,824	4.26%	1,642,713	16,643	4.05%
Total real estate	2,621,715	27,089	4.13%	2,537,302	25,345	4.00%
Business loans	470,413	5,479	4.66%	419,881	4,718	4.50%
Shared national credits- commercial business loans	152,486	1,372	3.60%	203,649	1,406	2.76%
Small business loans	90,596	1,168	5.16%	104,307	1,309	5.02%
Small business leases	141,159	1,936	5.49%	138,178	1,920	5.56%
Total business & small business loans and leases	854,654	9,955	4.66%	866,015	9,353	4.32%
Total business loans and leases	2,531,327	27,779	4.39%	2,508,728	25,996	4.15%
Personal loans	534,320	6,010	4.56%	659,836	6,789	4.17%
Total loans and leases, net of discount	4,010,689	43,054	4.30%	4,063,153	41,487	4.10%
Total interest earning assets	5,406,473	$50,246	3.73%	5,369,857	$47,394	3.54%
Non-interest earning assets	377,776			407,322
Total assets	$5,784,249			$5,777,179
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,292,482	$1,098	0.34%	$1,290,405	$1,081	0.34%
Money market accounts	419,881	388	0.37%	448,439	380	0.34%
Demand deposits	938,808	579	0.25%	917,011	542	0.24%
Demand deposits - Municipals	120,453	59	0.20%	128,463	60	0.19%
Certificates of deposit	845,715	2,576	1.24%	870,355	2,187	1.02%
Total interest-bearing deposits	3,617,339	4,700	0.53%	3,654,673	4,250	0.47%
Borrowings	535,403	2,345	1.75%	523,258	2,370	1.81%
Total interest-bearing liabilities	4,152,742	7,045	0.69%	4,177,931	6,620	0.64%
Non-interest-bearing deposits	537,107			506,097
Other non-interest-bearing liabilities	76,852			75,109
Total liabilities	4,766,701			4,759,137
Total stockholders’ equity	1,017,548			1,018,042
Total liabilities and stockholders’ equity	$5,784,249			$5,777,179
Net interest income		$43,201			$40,774
Interest rate spread			3.04%			2.90%
Net interest margin			3.20%			3.04%
Average interest-earning assets to average interest-bearing liabilities			130.19%			128.53%

Asset Quality

Non-performing assets increased $9.9 million to $44.8 million at March 31, 2018, from $34.9 million at December 31, 2017. The ratio of non-performing assets to total assets increased to 0.77% at March 31, 2018, from 0.60% at December 31, 2017.  The increase in non-performing assets can primarily be attributed to an increase in government guaranteed student loans past due 90 days or more.

ASSET QUALITY INDICATORS

	March 31,	December 31,	March 31,
(Dollars in thousands)	2018	2017	2017

Non-performing assets:
Non-accruing loans	$23,292	$20,521	$23,930
Accruing loans past due 90 days or more	21,310	14,152	16,805
Total non-performing loans	$44,602	$34,673	$40,735

Real estate owned	204	189	346

Total non-performing assets	44,806	34,862	41,081

Non-performing loans to total loans and leases	1.11%	0.86%	1.00%
Non-performing assets to total assets	0.77%	0.60%	0.70%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.41%	0.36%	0.41%
ALLL to total loans and leases	1.08%	1.07%	1.06%
ALLL to non-performing loans	96.65%	124.79%	105.79%
ALLL to non-performing loans, excluding government guaranteed student loans	185.08%	210.84%	180.09%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss. Non-performing consumer loans include $21.3 million and $14.2 million in government guaranteed student loans as of March 31, 2018 and December 31, 2017, respectively. The increase in past due government guaranteed loans is due to these loans coming out of deferment status during the quarter ended March 31, 2018.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. Generally, the Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due.  If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.  As of March 31, 2018 and December 31, 2017, the Company maintained a $1.5 million specific valuation allowance for the previously discussed $8.0 million shared national credit.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	March 31, 2018			December 31, 2017
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$2,530,381	$39,516	1.56%	$2,531,945	$39,148	1.55%
Residential	945,915	701	0.07%	943,573	838	0.09%
Consumer	519,216	1,391	0.27%	550,659	1,781	0.32%
Specific Allowance	7,953	1,500	18.86%	7,953	1,500	18.86%
Total	$4,003,465	$43,108	1.08%	$4,034,130	$43,267	1.07%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of March 31, 2018, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $21.3 million and $14.2 million in government guaranteed student loans that were greater than 90 days delinquent and accruing at March 31, 2018 and December 31, 2017, respectively. The increase in past due government guaranteed loans is due to these loans coming out of deferment status during the quarter ended March 31, 2018.

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

Commercial Loan Portfolio. The allowance for the commercial portfolio totaled $39.5 million at March 31, 2018 compared to $39.1 million at December 31, 2017.  The increase in the allowance was the result of organic growth particularly in our commercial real estate portfolio. The allowance for loan losses related to the commercial portfolio was 1.56% of commercial loans at March 31, 2018 compared to 1.55% at December 31, 2017.  We continue to experience low levels of delinquencies, commercial criticized and classified loans, and net charge-offs. We believe the commercial reserves are adequate given the continued improvement in credit quality metrics during the year ended December 31, 2017.

Residential Loans. The allowance for the residential loan portfolio was $701 thousand, or 0.07% of residential loans at March 31, 2018 compared to $838 thousand, or 0.09%, at December 31, 2017. We continue to experience consistently low levels of net charge-offs with this portfolio with 0.02% and 0.03% annualized losses during the three months ended March 31, 2018 and 2017, respectively.  We believe the balance of residential reserves is appropriate given the continued low net charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $1.4 million, or 0.27% of consumer loans, at March 31, 2018 compared to $1.8 million, or 0.32% of consumer loans, at December 31, 2017. The decrease in the allowance for loan losses within this portfolio is primarily due to continued low levels of net charge-offs and a decrease in consumer delinquencies during the three months ended March 31, 2018. Excluding government guaranteed student loans, total consumer delinquencies decreased $2.0 million, or 31.5%, to $4.2 million at March 31, 2018 from $6.2 million at December 31, 2017.  We believe the balance of consumer reserves is appropriate given continued low levels of net charges-offs and delinquencies.

Specific Allowance. Management established a $1.5 million specific valuation allowance to cover the risk associated with one shared national credit for $8.0 million that was downgraded to doubtful and changed to non-accrual status during the first quarter of 2017 based on the results of a shared national credit examination performed by regulators.  During the first quarter of 2018, $3.3 million, or 41%, of the $8.0 million shared national credit previously rated doubtful was upgraded to substandard based on the results of a shared national credit examination performed by regulators.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $602.7 million, including overnight investments of $562.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $301.9 million at March 31, 2018.  At March 31, 2018, we had $515.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.35 billion at March 31, 2018, compared to $3.28 billion at December 31, 2017. In addition, we use brokered certificates of deposit as a funding source of our asset base.  The Company primarily relies on its retail and commercial deposit base to fund the balance sheet.  Retail and commercial deposits are a typically a lower cost and more stable funding source than brokered deposits.  The Company’s usage of brokered certificates of deposit is subject to policy limits approved by the Company’s Board of Directors.  As of March 31, 2018 and December 31, 2017, the Company had $234.5 million, or 4.1% of total assets, and $285.6 million, or 4.9% of total assets, of brokered certificates of deposit, respectively.  For the three months ended March 31, 2018, the cost of brokered certificates of deposit totaled 1.53%.

The Company utilizes different terms for the brokered certificates of deposit to minimize the refinancing risk that exists in any given year.  The Company has structured its brokered certificates of deposit to mature over a five year period.  The following table summarizes the outstanding balance of brokered certificates of deposit by calendar year of maturity for the period presented:

(Dollars in thousands)	March 31, 2018
Amounts mature in:
2018	$24,955
2019	44,750
2020	99,790
2021	50,000
2022	15,000
Total	$234,495

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

As of March 31, 2018 and December 31, 2017, aggregate wholesale funding totaled $740.6 million and $790.9 million, respectively. In addition, at March 31, 2018, we had arrangements to borrow up to $2.2 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On March 31, 2018, we had $515.0 million of advances outstanding with the FHLB of Pittsburgh.

A significant use of our liquidity is the funding of loan originations.  At March 31, 2018, the Bank had $707.8 million in loan commitments outstanding, which consisted of $50.4 million, $3.6 million, and $6.7 million in commercial loan, consumer loan, and small business commercial lease new funding commitments, respectively, $457.3 million in commercial and consumer unused lines of credit, $166.8 million of commitments to fund commercial construction and other advances, and $23.0 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of March 31, 2018 totaled $425.0 million, or 51.9% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before March 31, 2018.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at March 31, 2018:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed funds	$515,000	$—	$345,000	$170,000	$—
Commitments to fund new loans	60,713	60,713	—	—	—
Commitments to fund commercial construction and other advances	166,795	11,655	92,490	9,921	52,729
Unused lines of credit	457,323	207,940	77,866	54,343	117,174
Standby letters of credit	22,949	20,412	1,505	18	1,014
Operating lease obligations	59,328	6,294	12,939	11,847	28,248
Total	$1,282,108	$307,014	$529,800	$246,129	$199,165

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. On April 20, 2018, the Company announced a cash dividend of 6 cents per share, payable on or about May 10, 2018 to common shareholders of record at the close of business on April 30, 2018.  The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank.  In 2016, the Company approved a share repurchase program of up to 10% of its outstanding common stock or 7,770,978 shares.  In 2017, the Company purchased 703,800 shares under this program. The Company repurchased 715,600 shares of its common stock during the three months ended March 31, 2018.  At March 31, 2018, the Company (stand-alone) had liquid assets of $32.5 million.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At March 31, 2018, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of March 31, 2018, approximately 93.7% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at March 31, 2018, approximately 3.3% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 3.0% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, equities, FHLB stock and mutual funds.

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

For the three months ended March 31, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at March 31, 2018.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of March 31, 2018:

Basis point change in rates (Dollars in thousands)	-200	Base Forecast	+200
Net Interest Income at Risk:
Net Interest Income	$156,130	$170,837	$178,751
% change	(8.61)%		4.63%

Economic Value at Risk:
Equity	$968,286	$1,052,914	$1,065,388
% change	(8.04)%		1.18%

As of March 31, 2018, based on the scenarios above, both net interest income at risk and economic value at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment.

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

Overall, our March 31, 2018 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its directors have been named in a lawsuit filed in Maryland state circuit court regarding compensation levels of directors in connection with equity awards granted in the second quarter of 2016 under the Company’s 2016 Omnibus Incentive Plan. The defendants believe the lawsuit, alleging breach of fiduciary duty and unjust enrichment under Maryland law, is without merit and intend to vigorously defend

it.  During the quarter, the Company participated in a mediation at which time all parties to the lawsuit, including the Company’s insurance carrier, agreed to a proposed settlement of the lawsuit.  The Company has denied any liability in connection with the lawsuit but agreed to a proposed settlement to avoid a costly and protracted process to litigate this matter.  The terms of the settlement must be approved by the Maryland Court and notification must be provided to the Company’s shareholders.  The proposed settlement will not have a material impact on the Company’s financial statements.

Aside from the litigation discussed above, the Company is involved in routine legal proceedings in the ordinary course of business.  Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company’s financial condition, results of operations and cash flows.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risk factors of the Company have not changed materially from those reported in the Company’s Annual Report Form 10-K for the year ended December 31, 2017.  The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

January 1-31 (2)	21,823	$16.60	—	5,445,078
February 1-28 (3)	598,947	$15.30	537,400	4,907,678
March 1-31	178,200	$15.34	178,200	4,729,478

(1)         On July 21, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 7,770,978 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

(2)         Includes 21,823 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan and the Beneficial Bancorp, Inc. 2016 Omnibus Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

(3)         Includes 61,547 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2008 Equity Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: April 26, 2018	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: April 26, 2018	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)