Form 10-Q
period 2018-06-30
Beneficial Bancorp Inc.
filed 2018-07-26
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 26, 2018, there were 74,958,046 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$52,440	$45,048
Overnight investments	534,353	512,567
Total cash and cash equivalents	586,793	557,615

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $297,542 and $309,333 at June 30, 2018 and December 31, 2017, respectively)	294,428	310,308
Held-to-maturity (estimated fair value of $485,276 and $533,425 at June 30, 2018 and December 31, 2017, respectively)	498,454	537,302
Federal Home Loan Bank stock, at cost	23,182	23,210
Total investment securities	816,064	870,820

LOANS AND LEASES:	4,023,310	4,034,130
Allowance for loan and lease losses	(43,068)	(43,267)
Net loans and leases	3,980,242	3,990,863
ACCRUED INTEREST RECEIVABLE	18,152	17,512

BANK PREMISES AND EQUIPMENT, Net	68,259	70,573

OTHER ASSETS:
Goodwill	169,002	169,002
Bank owned life insurance	81,207	80,172
Other intangibles	2,486	2,884
Other assets	48,106	39,387
Total other assets	300,801	291,445
TOTAL ASSETS	$5,770,311	$5,798,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$592,375	$563,185
Interest-bearing deposits	3,568,131	3,587,308
Total deposits	4,160,506	4,150,493
Borrowed funds	515,000	540,439
Other liabilities	72,213	73,006
Total liabilities	4,747,719	4,763,938

COMMITMENTS AND CONTINGENCIES (Note 17)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of June 30, 2018 and December 31, 2017	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 84,724,050 and 84,503,580 issued and 74,917,025 and 75,829,537 outstanding, as of June 30, 2018 and December 31, 2017, respectively	847	845
Additional paid-in capital	807,616	799,658
Unearned common stock held by employee savings and stock ownership plan	(25,844)	(27,078)
Retained earnings (partially restricted)	405,395	405,497
Accumulated other comprehensive loss	(29,406)	(26,127)
Treasury Stock at cost, 9,807,025 shares and 8,674,043 shares at June 30, 2018 and December 31, 2017, respectively	(136,622)	(118,497)
Total Beneficial Bancorp Inc. stockholders’ equity	1,021,986	1,034,298
Noncontrolling Interest	606	592
Total Equity	1,022,592	1,034,890
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,770,311	$5,798,828

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans and leases	$45,415	$42,211	$88,468	$83,698
Interest on overnight investments	2,314	897	4,369	1,426
Interest and dividends on investment securities:
Taxable	4,868	5,416	9,987	10,773
Tax-exempt	18	18	36	40
Total interest income	52,615	48,542	102,860	95,937

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	648	617	1,287	1,219
Money market and savings deposits	1,930	1,491	3,415	2,952
Time deposits	2,704	2,310	5,280	4,497
Total	5,282	4,418	9,982	8,668
Interest on borrowed funds	2,208	2,367	4,553	4,737
Total interest expense	7,490	6,785	14,535	13,405
Net interest income	45,125	41,757	88,325	82,532
Provision for loan and lease losses	1,666	750	2,665	1,350
Net interest income after provision for loan and lease losses	43,459	41,007	85,660	81,182

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,402	1,626	3,325	3,719
Service charges and other income	5,232	5,353	9,428	9,451
Mortgage banking and SBA income	703	444	1,171	1,323
Net gain (loss) on investment securities	46	(3)	123	(6)
Total non-interest income	7,383	7,420	14,047	14,487

NON-INTEREST EXPENSE:
Salaries and employee benefits	19,748	18,557	39,705	37,385
Occupancy expense	2,489	2,538	5,520	5,273
Depreciation, amortization and maintenance	2,295	2,397	4,577	4,813
Marketing expense	1,474	1,039	3,394	2,141
Intangible amortization expense	199	570	398	1,138
FDIC Insurance	413	438	842	870
Professional fees	1,200	1,001	2,237	2,212
Classified loan and other real estate owned related expense	364	262	588	530
Other	7,105	7,412	14,382	15,219
Total non-interest expense	35,287	34,214	71,643	69,581

Income before income taxes	15,555	14,213	28,064	26,088
Income tax expense	3,711	4,728	6,496	8,248
CONSOLIDATED NET INCOME	$11,844	$9,485	$21,568	$17,840
Less: Net loss attributable to noncontrolling interest	(94)	—	(161)	—
NET INCOME ATTRIBUTABLE TO BENEFICIAL BANCORP, INC.	$11,938	$9,485	$21,729	$17,840

EARNINGS PER SHARE — Basic*	$0.16	$0.13	$0.30	$0.24
EARNINGS PER SHARE — Diluted*	$0.16	$0.13	$0.30	$0.24
DIVIDENDS DECLARED PER SHARE	$0.06	$0.06	$0.37	$0.12
Average common shares outstanding — Basic	70,621,336	70,630,256	70,761,586	70,337,425
Average common shares outstanding — Diluted	71,233,890	71,168,059	71,385,042	70,993,059

*Net earnings per share for both common shares and participating securities.

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Six Months Ended June 30,

	2018	2017

Consolidated net income	$21,568	$17,840
Less: Net loss attributable to noncontrolling interest	(161)	—
Net Income attributable to Beneficial Bancorp, Inc.	$21,729	$17,840
Other comprehensive income, net of tax:
Securities available for sale and transferred securities:

Unrealized holding (losses) gains on available for sale securities arising during the period (net of tax of $944 and $250 for the six months ended June 30, 2018 and 2017, respectively)	(3,271)	436
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of tax of $88 and $145 for the six months ended June 30, 2018 and 2017, respectively)	302	255
Reclassification adjustment for net losses on available for sale securities included in net income (net of tax of $0 and $2 for the six months ended June 30, 2018 and 2017, respectively)	1	4
Cash flow hedge:
Unrealized gain on cash flow hedge arising during the period (net of tax of $1,194 for the six months ended June 30, 2018)	4,098	—
Defined benefit pension plans:

Pension gains, other postretirement and postemployment benefit plan adjustments (net of tax of $270 and $465 for the six months ended June 30, 2018 and 2017, respectively)	786	655
Total other comprehensive income	1,916	1,350
Comprehensive income	$23,645	$19,190

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Beneficial Bancorp Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2018	84,503,580	$845	$799,658	$(27,078)	$405,497	$(118,497)	$(26,127)	$1,034,298	$592	$1,034,890
Net Income (Loss)					21,729			21,729	(161)	21,568
Contribution from noncontrolling shareholders								—	175	175
Dividends declared ($0.37 per share)					(27,026)			(27,026)		(27,026)
KSOP shares committed to be released			891	1,234				2,125		2,125
Stock option expense			298					298		298
Restricted stock expense			6,600					6,600		6,600
Effect of adoption of ASU 2016-01 accounting for equity securities (net of tax of $36 as of January 1, 2018)					123		(123)	—		—
Stock options exercised	220,470	2	2,304					2,306		2,306
Purchase of treasury stock including shares withheld to cover tax liabilities						(20,260)		(20,260)		(20,260)
Omnibus Equity Plan shares granted from treasury stock, net			(2,135)			2,135				—
Reclassification due to the adoption of ASU No. 2018-02					5,072		(5,072)	—		—
Net unrealized losses on AFS securities arising during the period (net of tax of $944)							(3,271)	(3,271)		(3,271)
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of tax of $88)							302	302		302
Reclassification adjustment for net losses on AFS securities included in net income							1	1		1
Unrealized gain on cash flow hedge arising during the period (net of tax of $1,194)							4,098	4,098		4,098
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $270)							786	786		786
BALANCE, JUNE 30, 2018	$84,724,050	$847	$807,616	$(25,844)	$405,395	$(136,622)	$(29,406)	$1,021,986	$606	$1,022,592

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

	For the Six months ended June 30,
(Dollars in thousands)	2018	2017
OPERATING ACTIVITIES:
Net income attributable to Beneficial Bancorp, Inc.	$21,729	$17,840
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	2,665	1,350
Depreciation and amortization	2,848	3,104
Intangible amortization	398	1,138
Net (gain) loss on investment securities	(123)	6
Accretion of discount on investments	(70)	(106)
Amortization of premium on investments	1,432	2,131
Accretion of acquired loan and lease marks	(1,783)	(1,313)
Gain on sale of loans	(963)	(1,186)
Net loss from disposition of premises and equipment	—	90
Net (gain) loss on sale of other real estate	(73)	5
Amortization of KSOP	2,125	2,140
Increase in bank owned life insurance	(1,035)	(288)
Stock based compensation	6,898	7,209
Origination of loans held for sale	(4,756)	(9,366)
Proceeds from sale of loans	17,753	23,227
Changes in assets and liabilities:
Accrued interest receivable	(640)	(262)
Accrued interest payable	(260)	100
Income taxes payable	981	259
Other liabilities	276	(2,174)
Other assets	(1,545)	87
Net cash provided by operating activities	45,857	43,991
INVESTING ACTIVITIES:
Loans and leases originated or acquired	(598,726)	(610,930)
Principal repayment on loans and leases	596,393	514,047
Proceeds from maturities, calls or repayments of investment securities available for sale	32,209	40,706
Purchases of investment securities held to maturity	(500)	—
Proceeds from maturities, calls or repayments of investment securities held to maturity	38,885	61,623
Net purchases of money market and mutual funds	(20,927)	(16,175)
Net redemptions (purchases) of Federal Home Loan Bank stock	28	(1,979)
Purchase of equity method investment	(3,000)	—
Proceeds from sale of other real estate owned	196	826
Purchases of premises and equipment	(534)	(733)
Cash (used in) provided by other investing activities	(311)	196
Net cash provided by (used in) investing activities	43,713	(12,419)
FINANCING ACTIVITIES:
Increase in borrowed funds	25,000	130,000
Repayment of borrowed funds	(50,439)	(79,991)
Net increase in checking, savings and demand accounts	60,197	43,763
Net decrease in time deposits	(50,184)	(16,915)
Cash dividend paid to stockholders	(27,026)	(8,798)
Change in noncontrolling interest	14	—
Proceeds from the exercise of stock options	2,470	11,159
Cash paid to tax authorities related to stock based compensation awards	(5,866)	(7,046)
Purchase of treasury stock	(14,558)	(7,406)
Net cash (used in) provided by financing activities	(60,392)	64,766
NET INCREASE IN CASH AND CASH EQUIVALENTS	29,178	96,338
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	557,615	287,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	$586,793	$383,384
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$14,795	$13,305
Cash payments for income taxes	5,514	7,987
Transfers of loans to other real estate owned	19	166

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 28, 2018.  The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Bank (the “Bank”), the Company’s wholly owned subsidiary, and the Bank’s wholly and majority owned subsidiaries. The Bank’s wholly and majority owned subsidiaries include: (i) Neumann Finance Company, a majority owned subsidiary, formed to originate small business leases, (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Insurance Services, LLC, which provides insurance services to individual and business customers and (iv) Beneficial Equipment Finance Corporation (formerly BSB Union Corporation), an equipment leasing company. Additionally, the Bank has subsidiaries that hold other real estate acquired in foreclosure or transferred from the Bank’s real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.

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

NOTE 3 — NON-INTEREST INCOME

During the six months ended June 30, 2018, the Company adopted ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606.   The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Insurance commission income	$1,402	$1,626	$3,325	$3,719
Debit card interchange fee income	2,165	1,978	4,154	3,813
Returned check charges	980	982	1,967	1,894
Bank owned life insurance	1,135	1,465	1,559	1,894
Limited partnership losses and amortization	(275)	(222)	(676)	(581)
Other service charges	1,227	1,150	2,424	2,431
Mortgage banking & SBA income	703	444	1,171	1,323
Net gain (loss) on investment securities	46	(3)	123	(6)
Total non-interest income	$7,383	$7,420	$14,047	$14,487

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

NOTE 4 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the six months ended June 30, 2018 and June 30, 2017.  All amounts are presented net of tax.

(Dollars in thousands)	Net unrealized holding gains on available- for-sale securities	Net unrealized gains on equity securities	Defined benefit pension plan items	Cash Flow Hedge	Total

Beginning balance, January 1, 2018	$(826)	$—	$(25,888)	$587	$(26,127)
Changes in other comprehensive loss before reclassifications:
Unrealized holding losses on AFS securities	(3,271)	—	—	—	(3,271)
Accretion of unrealized losses on AFS securities transferred to HTM	302	—	—		302
Unrealized gain on cash flow hedge	—	—	—	4,098	4,098
Amount reclassified from accumulated other comprehensive loss	1	—	786	—	787
Total changes in current-period other comprehensive loss before reclassifications	(2,968)	—	786	4,098	1,916
Changes in other comprehensive loss as a result of reclassifications:
Effect of adoption of ASU 2016-01 equity securities	—	(123)	—	—	(123)
Reclassification due to the adoption of ASU No. 2018-02	(199)	—	(4,999)	126	(5,072)
Total changes in other comprehensive loss as a result of reclassifications	(199)	(123)	(4,999)	126	(5,195)
Net other comprehensive (loss) income	(3,167)	(123)	(4,213)	4,224	(3,279)
Ending balance, June 30, 2018	$(3,993)	$(123)	$(30,101)	$4,811	$(29,406)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2017	$(747)	$(25,086)	$(25,833)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	436	—	436
Accretion of unrealized losses on AFS securities transferred to HTM	255	—	255
Amount reclassified from accumulated other comprehensive loss	4	655	659
Net current-period other comprehensive income	695	655	1,350
Ending balance, June 30, 2017	$(52)	$(24,431)	$(24,483)

The following tables present reclassifications out of AOCI by component for the six months ended June 30, 2018 and June 30, 2017:

For the Six Months Ended June 30, 2018

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$1		Net loss on sale of investment securities
	—		Income tax benefit
	$1		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(243	)(1)	Other non-interest expense
Net recognized actuarial losses	1,299	(1)	Other non-interest expense
	$1,056		Total before tax
	(270)		Income tax benefit
	$786		Net of tax

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

NOTE 5 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee savings and stock ownership plan (“KSOP”) shares and unvested restricted stock shares. Since the Company paid dividends during the six months ended June 30, 2018 and 2017, the Company was required to use the two-class method for both periods to calculate earnings per share as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Net earnings per share for both common shares and participating securities was the same for the three and six months ended June 30, 2018 and 2017. See Note 16 for further discussion of stock grants.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share and per share amounts)	2018	2017	2018	2017
Basic and diluted earnings per share:
Net income	$11,938	$9,485	$21,729	$17,840
Net income allocated to unvested restricted stock	(299)	(362)	(581)	(706)
Net income allocated to common shares	$11,639	$9,123	$21,148	$17,134

Basic average common shares outstanding	70,621,336	70,630,256	70,761,586	70,337,425
Effect of dilutive securities	612,554	537,803	623,456	655,634
Dilutive average shares outstanding	71,233,890	71,168,059	71,385,042	70,993,059
Net earnings per share
Basic	$0.16	$0.13	$0.30	$0.24
Diluted	$0.16	$0.13	$0.30	$0.24

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were no stock options that were anti-dilutive for both the three and six months ended June 30, 2018 and 2017.

NOTE 6 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$250	$320	$—	$570
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	3,124	—	77	3,047
Ginnie Mae guaranteed mortgage certificates	2,705	89	—	2,794
GSE mortgage-backed securities	217,286	1,520	4,747	214,059
GSE collateralized mortgage obligations	11,461	15	178	11,298
Municipal bonds	1,803	52	—	1,855
Corporate securities	23,489	36	142	23,383
Money market and mutual funds	37,424	—	2	37,422

Total	$297,542	$2,032	$5,146	$294,428

	June 30, 2018
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$440,293	$94	$11,790	$428,597
GSE & Agency collateralized mortgage obligations	55,656	—	1,498	54,158
Municipal bonds	505	20	—	525
Foreign bonds	2,000	—	4	1,996

Total	$498,454	$114	$13,292	$485,276

	December 31, 2017
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$250	$160	$—	$410
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	3,488	—	35	3,453
Ginnie Mae guaranteed mortgage certificates	2,980	108	—	3,088
GSE mortgage-backed securities	245,926	2,378	2,164	246,140
Collateralized mortgage obligations	14,910	17	153	14,774
Municipal bonds	1,792	74	—	1,866
Corporate securities	23,489	594	—	24,083
Money market and mutual funds	16,498	—	4	16,494

Total	$309,333	$3,331	$2,356	$310,308

	December 31, 2017
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$472,259	$677	$3,668	$469,268
Collateralized mortgage obligations	63,038	—	942	62,096
Municipal bonds	505	32	—	537
Foreign bonds	1,500	24	—	1,524

Total	$537,302	$733	$4,610	$533,425

During the six months ended June 30, 2018, the Bank sold $126 thousand of mutual funds that resulted in a loss of $1 thousand.  During the six months ended June 30, 2018, the Bank recognized $123 thousand of unrealized holding gains on equity securities with a readily determinable fair value following the adoption of ASU 2016-01.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	At June 30, 2018
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	$3,047	$77	$—	$—	$3,047	$77
Mortgage-backed securities	455,831	11,042	155,057	5,495	610,888	16,537
Corporate securities	16,358	142	—	—	16,358	142
Collateralized mortgage obligations	48,321	1,243	16,335	433	64,656	1,676
Foreign Bond	1,496	4	—	—	1,496	4
Subtotal, debt securities	525,053	12,508	171,392	5,928	696,445	18,436
Mutual funds	284	2	—	—	284	2
Total	$525,337	$12,510	$171,392	$5,928	$696,729	$18,438

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$3,453	$35	$—	$—	$3,453	$35
Mortgage-backed securities	378,645	2,488	175,947	3,344	554,592	5,832
Collateralized mortgage obligations	55,928	770	20,065	325	75,993	1,095
Subtotal, debt securities	$438,026	$3,293	$196,012	$3,669	$634,038	$6,962
Mutual funds	408	4	—	—	408	4
Total	$438,434	$3,297	$196,012	$3,669	$634,446	$6,966

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”).  The Company had an unrealized loss of $16.5 million related to its GSE mortgage-backed securities as of June 30, 2018.  Additionally, the Company had an unrealized loss of $1.7 million on GSE & Agency collateralized mortgage obligations, an unrealized loss of $77 thousand on GSE Notes, an unrealized loss of $142 thousand on corporate securities, an unrealized loss of $4 thousand on foreign bonds and an unrealized loss of $2 thousand on mutual funds as of June 30, 2018.

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes

The Company’s investments that were in a loss position for less than 12 months included GSE Notes with an unrealized loss of 2.5% as of June 30, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2018.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 3.4% as of June 30, 2018.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 2.4% as of June 30, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2018.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE CMOs with an unrealized loss of 2.6% as of June 30, 2018.  The Company’s investments that were in a loss position for less than 12 months included GSE & Agency CMOs with an unrealized loss of 2.5% as of June 30, 2018.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at June 30, 2018.

Corporate Securities

The Company’s investments that were in a loss position for less than 12 months included Corporate Securities with an unrealized loss of 0.9% as of June 30, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized loss is due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell this investment before recovery of its amortized cost, which may be at maturity, the Company does not consider this investment to be other-than temporarily impaired at June 30, 2018.

Foreign Bonds

The Company’s investment that was in a loss position for less than 12 months included one Foreign Bond with an unrealized loss of 0.3% as of June 30, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized loss is due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell this investment before recovery of its amortized cost, which may be at maturity, the Company does not consider this investment to be other-than temporarily impaired at June 30, 2018.

The following table sets forth the stated maturities of the investment securities at June 30, 2018 and December 31, 2017. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	June 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,927	4,902	5,280	5,319
Due after five years through ten years	23,489	23,383	23,489	24,083
Due after ten years	—	—	—	—
Mortgage-backed securities	231,452	228,151	263,816	264,002
Equity securities	250	570	250	410
Money market and mutual funds	37,424	37,422	16,498	16,494

Total	$297,542	$294,428	$309,333	$310,308

Held-to-maturity:
Due in one year or less	$125	$126	$125	$127
Due after one year through five years	2,380	2,395	1,880	1,934
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities	495,949	482,755	535,297	531,364

Total	$498,454	$485,276	$537,302	$533,425

At June 30, 2018 and December 31, 2017, $52.5 million and $78.1 million, respectively, of securities were pledged to secure municipal deposits.

NOTE 7 — LOANS

Loans at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,474,045	$110,650	$1,471	$1,586,166
Commercial business loans	620,692	84,250	839	705,781
Commercial small business leases	103,974	34,286	—	138,260
Commercial construction	132,261	—	—	132,261
Total commercial loans	2,330,972	229,186	2,310	2,562,468

Residential:
Residential real estate	927,959	42,629	102	970,690
Total residential loans	927,959	42,629	102	970,690

Consumer loans:
Home equity & lines of credit	195,468	17,719	216	213,403
Personal	8,963	5,995	51	15,009
Education	137,865	—	—	137,865
Automobile	123,875	—	—	123,875
Total consumer loans	466,171	23,714	267	490,152
Total loans	3,725,102	295,529	2,679	4,023,310

Allowance for losses	(43,068)	—	—	(43,068)
Loans, net	$3,682,034	$295,529	$2,679	$3,980,242

	December 31, 2017
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,448,226	$128,659	$5,037	$1,581,922
Commercial business loans	568,241	100,613	1,235	670,089
Commercial small business leases	92,632	48,622	—	141,254
Commercial construction	146,633	—	—	146,633
Total commercial loans	2,255,732	277,894	6,272	2,539,898

Residential:
Residential real estate	897,052	46,414	107	943,573
Total residential loans	897,052	46,414	107	943,573

Consumer loans:
Home equity & lines of credit	208,191	19,712	206	228,109
Personal	10,978	6,237	56	17,271
Education	147,582	—	—	147,582
Automobile	157,697	—	—	157,697
Total consumer loans	524,448	25,949	262	550,659
Total loans	3,677,232	350,257	6,641	4,034,130

Allowance for losses	(43,267)	—	—	(43,267)
Loans, net	$3,633,965	$350,257	$6,641	$3,990,863

During the three and six months ended June 30, 2018, the Company recorded a $523 thousand and $831 thousand net gain on the sale of $7.3 million and $12.1 million, respectively, of guaranteed Small Business Administration (“SBA”) loans that is included in “mortgage banking and SBA income” on the consolidated statements of income. As of June 30, 2018, the Bank retained the $4.0 million outstanding unguaranteed portion of the loans and the related servicing rights for the loans and receives a 1.0% servicing fee from the purchaser of the loans.

As of June 30, 2018, the Company had $287 thousand residential loans held for sale compared to $245 thousand of residential loans held for sale at December 31, 2017. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.

During the three and six months ended June 30, 2018, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $2.8 million and $4.7 million, respectively, and recorded mortgage banking income of approximately $180 thousand and $340 thousand, respectively.  During the three and six months ended June 30, 2017, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $4.8 million and $10.8 million, respectively, and recorded mortgage banking income of approximately $160 thousand and $385 thousand, respectively.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans. Please refer to Note 20 — Servicing Rights for additional information.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At June 30, 2018, shared national credits totaled $209.2 million, which included $105.2 million of leveraged lending transactions. During the six months ended June 30, 2018, $3.1 million, or 41%, of a $7.6 million shared national credit previously rated doubtful was upgraded to substandard based on the results of a shared national credit examination performed by regulators. Management has established a $1.5 million specific valuation allowance to cover risk associated with this loan as of June 30, 2018 and December 31, 2017.  All other shared national credits were classified as pass rated as of June 30, 2018 and December 31, 2017 as all payments are current and the loans are performing in accordance with their contractual terms.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of June 30, 2018, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of (1) a specific valuation allowance on identified problem loans and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  As of June 30, 2018 and December 31, 2017, the Company maintained a $1.5 million specific valuation allowance for the previously mentioned shared national credit.

The summary activity in the allowance for loan losses for all portfolios for the six months ended June 30, 2018 and 2017, and for the year ended December 31, 2017, is as follows:

	Six Months Ended		Year Ended
	June 30,		December 31,
(Dollars in thousands)	2018	2017	2017

Balance, beginning of year	$43,267	$43,261	$43,261
Provision for loan losses	2,665	1,350	3,118
Charge-offs	(3,630)	(2,495)	(5,476)
Recoveries	766	1,234	2,364

Balance, end of period	$43,068	$43,350	$43,267

The following tables set forth the activity in the allowance for loan losses by portfolio for the six months ended June 30, 2018 and the year ended December 31, 2017:

		COMMERCIAL			RESIDENTIAL	CONSUMER
June 30, 2018 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$28,205	$10,519	$961	$963	$838	$491	$255	$121	$914	$43,267
Charge-offs	(189)	(753)	(933)	—	(196)	(391)	(244)	(81)	(843)	(3,630)
Recoveries	15	91	175	4	2	70	88	—	321	766
Provision (credit)	(1,376)	2,458	1,157	(237)	76	121	124	122	220	2,665
Allowance ending balance	$26,655	$12,315	$1,360	$730	$720	$291	$223	$162	$612	$43,068

Allowance ending balance
Individually evaluated for impairment	$—	$1,500	$—	$—	$—	$—	$—	$—	$—	$1,500
Collectively evaluated for impairment	26,655	10,815	1,360	730	720	291	223	162	612	41,568
Total Allowance	$26,655	$12,315	$1,360	$730	$720	$291	$223	$162	$612	$43,068

Financing receivable:
Ending balance
Individually evaluated for impairment	$17,696	$11,373	$—	$—	$5,890	$1,558	$61	$—	$—	$36,578
Collectively evaluated for impairment	1,456,349	609,319	103,974	132,261	922,069	193,910	8,902	137,865	123,875	3,688,524
Acquired non-credit impaired loans (2)	110,650	84,250	34,286	—	42,629	17,719	5,995	—	—	295,529
Acquired credit impaired loans (1)	1,471	839	—	—	102	216	51	—	—	2,679
Total Portfolio	$1,586,166	$705,781	$138,260	$132,261	$970,690	$213,403	$15,009	$137,865	$123,875	$4,023,310

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at June 30, 2018 and December 31, 2017:

Commercial and Residential Loans

Credit Risk Internally Assigned

	June 30, 2018
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,458,863	92%	$605,017	85%	$103,974	75%	$132,261	100%	$926,281	96%	$3,226,396	93%
Acquired non-credit impaired loans	106,796	7%	76,960	11%	34,286	25%	—	—%	42,519	4%	260,561	7%
Total Pass	1,565,659	99%	681,977	96%	138,260	100%	132,261	100%	968,800	100%	3,486,957	100%
Special Mention
Originated loans	9,427	1%	5,339	1%	—	—%	—	—%	—	—%	14,766	—%
Acquired non-credit impaired loans	243	—%	945	—%	—	—%	—	—%	—	—%	1,188	—%
Total Special Mention	9,670	1%	6,284	1%	—	—%	—	—%	—	—%	15,954	—%
Substandard
Originated loans	5,755	—%	5,826	1%	—	—%	—	—%	1,678	—%	13,259	—%
Acquired non-credit impaired loans	3,611	—%	6,345	1%	—	—%	—	—%	110	—%	10,066	—%
Acquired credit impaired loans	1,471	—%	839	—%	—	—%	—	—%	102	—%	2,412	—%
Total Substandard	10,837	—%	13,010	2%	—	—%	—	—%	1,890	—%	25,737	—%
Doubtful
Originated loans	—	—%	4,510	1%	—	—%	—	—%	—	—%	4,510	—%
Total Doubtful	—	—%	4,510	1%	—	—%	—	—%	—	—%	4,510	—%
Total	$1,586,166	100%	$705,781	100%	$138,260	100%	$132,261	100%	$970,690	100%	$3,533,158	100%

Commercial and Residential Loans

Credit Risk Internally Assigned

	December 31, 2017
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,436,514	91%	$554,813	83%	$92,632	66%	$146,633	100%	$895,475	95%	$3,126,067	91%
Acquired non- credit impaired loans	124,575	8%	90,371	13%	48,622	34%	—	—%	46,192	5%	309,760	9%
Total Pass	1,561,089	99%	645,184	96%	141,254	100%	146,633	100%	941,667	100%	3,435,827	100%
Special Mention
Originated loans	5,779	—%	1,910	—%	—	—%	—	—%	—	—%	7,689	—%
Acquired non-credit impaired loans	483	—%	4,338	1%	—	—%	—	—%	—	—%	4,821	—%
Total Special Mention	6,262	—%	6,248	1%	—	—%	—	—%	—	—%	12,510	—%
Substandard
Originated loans	5,933	1%	3,565	1%	—	—%	—	—%	1,577	—%	11,075	—%
Acquired non-credit impaired loans	3,601	—%	5,904	1%	—	—%	—	—%	222	—%	9,727	—%
Acquired credit impaired loans	5,037	—%	1,235	—%	—	—%	—	—%	107	—%	6,379	—%
Total Substandard	14,571	1%	10,704	2%	—	—%	—	—%	1,906	—%	27,181	—%
Doubtful
Originated loans	—	—%	7,953	1%	—	—%	—	—%	—	—%	7,953	—%
Total Doubtful	—	—%	7,953	1%	—	—%	—	—%	—	—%	7,953	—%
Total	$1,581,922	100%	$670,089	100%	$141,254	100%	$146,633	100%	$943,573	100%	$3,483,471	100%

During 2017, one shared national credit with an outstanding balance of $7.6 million as of June 30, 2018 was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators.  During the first quarter of 2018, $3.1 million, or 41%, of this balance was upgraded to substandard based on the results of the 2018 shared national credit examination performed by regulators. Management has established a $1.5 million specific valuation allowance to cover risk associated with this loan as of June 30, 2018 and December 31, 2017.

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  Non-performing consumer loans include loans on non-accrual status and education loans that are greater than 90 days delinquent.  The following tables set forth the consumer loan risk profile based on payment activity as of June 30, 2018 and December 31, 2017:

Consumer and Residential Loans

Credit Risk Internally Assigned

	June 30, 2018
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$194,122	91%	$8,905	60%	$115,661	84%	$123,875	100%	$442,563	90%
Acquired non-credit impaired loans	17,638	8%	5,790	39%	—	—%	—	—%	23,428	5%
Acquired credit impaired loans	216	—%	51	—%	—	—%	—	—%	267	—%
Total Performing	211,976	99%	14,746	99%	115,661	84%	123,875	100%	466,258	95%
Nonperforming
Originated loans	1,346	1%	58	—%	22,204	16%	—	—%	23,608	5%
Acquired non-credit impaired loans	81	—%	205	1%	—	—%	—	—%	286	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,427	1%	263	1%	22,204	16%	—	—%	23,894	5%
Total	$213,403	100%	$15,009	100%	$137,865	100%	$123,875	100%	$490,152	100%

	December 31, 2017
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$207,036	90%	$10,883	63%	$133,430	90%	$157,697	100%	$509,046	92%
Acquired non-credit impaired loans	19,621	9%	5,987	35%	—	—%	—	—%	25,608	5%
Acquired credit impaired loans	206	—%	56	—%	—	—%	—	—%	262	—%
Total Performing	226,863	99%	16,926	98%	133,430	90%	157,697	100%	534,916	97%
Nonperforming
Originated loans	1,155	1%	95	1%	14,152	10%	—	—%	15,402	3%
Acquired non-credit impaired loans	91	—%	250	1%	—	—%	—	—%	341	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,246	1%	345	2%	14,152	10%	—	—%	15,743	3%
Total	$228,109	100%	$17,271	100%	$147,582	100%	$157,697	100%	$550,659	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of June 30, 2018, are as follows:

June 30,
(Dollars in thousands)	2018

Outstanding principal balance	$3,981
Carrying amount	2,679

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of June 30, 2018

														Recorded
	30-59		60-89		> 90									Investment
	Days		Days		Days		Total		Acquired			Total		>90 Days
	Past		Past		Past		Past		Credit			Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Impaired	Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$1,478	12%	$—	—%	$2,672	9%	$4,150	9%	$1,471	$1,580,545	41%	$1,586,166	41%	$—	$3,021	14%
Commercial business loans	217	2%	843	16%	1,242	4%	2,302	5%	839	702,640	18%	705,781	18%	—	10,362	50%
Commercial small business leases	1,093	9%	504	9%	9	—%	1,606	3%	—	136,654	3%	138,260	3%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	—	132,261	3%	132,261	3%	—	—	—%
Total commercial	$2,788	23%	$1,347	25%	$3,923	13%	$8,058	17%	$2,310	$2,552,100	65%	$2,562,468	65%	$—	$13,383	64%

Residential:
Residential real estate	$611	5%	$284	5%	$2,541	9%	$3,436	7%	$102	$967,152	24%	$970,690	24%	$—	$5,813	28%
Total residential	$611	5%	$284	5%	$2,541	9%	$3,436	7%	$102	$967,152	24%	$970,690	24%	$—	$5,813	28%

Consumer loans:
Home equity & lines of credit	$354	3%	$102	2%	$660	2%	$1,116	2%	$216	$212,071	5%	$213,403	5%	$—	$1,427	7%
Personal	114	1%	5	—%	145	—%	264	1%	51	14,694	—%	15,009	—%	—	263	1%
Education	6,299	51%	3,351	64%	22,204	76%	31,854	68%	—	106,011	3%	137,865	3%	22,204	—	—%
Automobile	2,134	17%	221	4%	—	—%	2,355	5%	—	121,520	3%	123,875	3%	—	—	—%
Total consumer	$8,901	72%	$3,679	70%	$23,009	78%	$35,589	76%	$267	$454,296	11%	$490,152	11%	$22,204	$1,690	8%

Total	$12,300	100%	$5,310	100%	$29,473	100%	$47,083	100%	$2,679	$3,973,548	100%	$4,023,310	100%	$22,204	$20,886	100%

(1)    Non-accruing loans do not include $2.7 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of June 30, 2018 and 2017.

	June 30,		June 30,
	2018		2017
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	—	$—	1	$269
Commercial business loans	3	7,663	—	—
Total commercial	3	7,663	1	269

Residential:
Residential real estate	5	315	5	315
Total real estate loans	5	315	5	315

Consumer loans:
Home equity & lines of credit	1	55	—	—
Total consumer loans	1	55	—	—
Total loans	9	$8,033	6	$584

The following tables summarize information about TDRs as of and for the six months ended June 30, 2018 and 2017:

For the Six Months Ended June 30, 2018
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	9	8,033
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	24

	For the Six Months Ended June 30, 2017
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	1	$31
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	1	31
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	1	43
Outstanding principal balance immediately after modification	1	31
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	6	584
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	—	—

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

Components of Impaired Loans

Impaired Loans

Year to date June 30, 2018

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$3,021	$3,208	$—	$3,468	$—	$—
Commercial Business	2,718	2,878	—	2,950	—	—
Commercial small business leases	—	—	—	—	—	—
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	5,813	6,528	—	6,217	—	—
Home Equity and Lines of Credit	1,427	1,427	—	1,395	—	—
Personal	263	263	—	304	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	1	—	—
Total Impaired Loans:	$13,242	$14,304	$—	$14,335	$—	$—
Impaired loans with a related specific allowance recorded:

Commercial Business	$7,644	$7,644	$1,500	$7,844	$—	$—
Total impaired loans with a related specific allowance recorded:	$7,644	$7,644	$1,500	$7,844	$—	$—
Total Impaired Loans:
Commercial	$13,383	$13,730	$1,500	$14,262	$—	$—
Residential	5,813	6,528	—	6,217	—	—
Consumer	1,690	1,690	—	1,700	—	—
Total	$20,886	$21,948	$1,500	$22,179	$—	$—

The impaired loans table above does not include $2.7 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

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

Generally, the Company will charge-off the collateral or discounted cash flow deficiency on all impaired loans.  The Company determined that a $1.5 million specific valuation allowance for the previously mentioned shared national credit was required as of June 30, 2018 and December 31, 2017.  Interest income that would have been recorded for the six months ended June 30, 2018, had impaired loans been current according to their original terms, amounted to $728 thousand.  Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at June 30, 2018 and December 31, 2017 amounted to $43.1 million and $34.7 million, respectively, and included $22.2 million and $14.2 million, respectively, of government guaranteed student loans. The increase in past due government guaranteed loans is due to these loans coming out of deferment status during the six months ended June 30, 2018.

NOTE 8 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions are accounted for in accordance with the accounting guidance in FASB ASC Topic 350 Intangibles - Goodwill and Other. As of June 30, 2018, the other intangibles consisted of $1.5 million of core deposit intangibles, which are amortized over an estimated useful life of ten years, and $959 thousand of customer list intangibles, which are amortized over an estimated useful life of between four and six years.

Goodwill and other intangibles at June 30, 2018 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2018	$169,002	$2,884
Amortization	—	(398)
Balance at June 30, 2018	$169,002	$2,486

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

During the six months ended June 30, 2018, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 9 — OTHER ASSETS

The following table provides selected information on other assets at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Investments in affordable housing and other investments	$6,377	$4,053
Prepaid assets	3,892	2,691
Net deferred tax assets	22,367	22,975
Servicing rights	2,629	2,341
Interest rate swaps	9,199	2,713
Other assets	3,642	4,614
Total other assets	$48,106	$39,387

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

NOTE 10 — DEPOSITS

Deposits consisted of the following major classifications at June 30, 2018 and December 31, 2017:

	June 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2018	Deposits	2017	Deposits

Non-interest bearing deposits	$592,375	14.2%	$563,185	13.6%
Interest-earning checking accounts	963,001	23.2%	898,263	21.6%
Municipal checking accounts	95,341	2.3%	123,697	3.0%
Money market accounts	405,186	9.7%	419,773	10.1%
Savings accounts	1,298,087	31.2%	1,288,875	31.1%
Certificates of deposit	806,516	19.4%	856,700	20.6%
Total deposits	$4,160,506	100.0%	$4,150,493	100.0%

NOTE 11 — BORROWED FUNDS

Borrowed funds at June 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	June 30, 2018	December 31, 2017
FHLB advances	$515,000	$515,000
Statutory trust debenture	—	25,439
Total borrowed funds	$515,000	$540,439

During the first quarter of 2018, the Company paid off the statutory trust debenture of $25.4 million that was at a rate of 3.17%.

The Company’s borrowing capacity with the FHLB of Pittsburgh is collateralized by loans. At June 30, 2018 and December 31, 2017, loans in the amount of $2.8 billion and $2.7 billion, respectively, collateralized the Company’s total borrowing capacity with the FHLB of Pittsburgh of $2.1 billion.  At June 30, 2018, remaining borrowings available with the FHLB were $1.5 billion.  The Company also pledges loans to secure its available borrowing capacity at the Federal Reserve Bank of Philadelphia.  At June 30, 2018 and December 31, 2017, loans in the amount of $157.8 million and $193.6 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia of $121.2 million and $146.2 million, respectively.

NOTE 12 — OTHER LIABILITIES

The following table provides selected information on other liabilities at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
(Dollars in thousands)	2018	2017
Accrued pension and other postretirement benefits	$25,939	$27,888
Other accrued expenses	12,565	14,351
Mortgage escrow	12,765	10,952
Deferred rent	7,475	7,425
Accrued interest	2,779	3,039
Income taxes payable	247	—
Other liabilities	10,443	9,351
Total other liabilities	$72,213	$73,006

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

As of June 30, 2018, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of June 30, 2018 and December 31, 2017:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2018:

Tier 1 Leverage (to average assets)	$871,830	15.65%	$222,807	4.00%	$278,508	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	871,830	21.69%	180,850	4.50%	261,228	6.50%
Tier 1 Capital (to risk weighted assets)	871,830	21.69%	241,133	6.00%	321,511	8.00%
Total Capital (to risk weighted assets)	915,023	22.77%	321,511	8.00%	401,889	10.00%

As of December 31, 2017:

Tier 1 Leverage (to average assets)	$914,552	16.19%	$225,909	4.00%	$282,387	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	889,113	22.12%	180,841	4.50%	261,215	6.50%
Tier 1 Capital (to risk weighted assets)	914,552	22.76%	241,121	6.00%	321,495	8.00%
Total Capital (to risk weighted assets)	958,013	23.84%	321,495	8.00%	401,869	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of June 30, 2018 and December 31, 2017:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of June 30, 2018:

Tier 1 Leverage (to average assets)	$735,082	13.20%	$222,773	4.00%	$278,466	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	735,082	18.31%	180,701	4.50%	261,013	6.50%
Tier 1 Capital (to risk weighted assets)	735,082	18.31%	240,935	6.00%	321,247	8.00%
Total Capital (to risk weighted assets)	778,275	19.38%	321,247	8.00%	401,559	10.00%

As of December 31, 2017:

Tier 1 Leverage (to average assets)	$816,461	14.46%	$225,870	4.00%	$282,337	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	816,461	20.34%	180,662	4.50%	260,956	6.50%
Tier 1 Capital (to risk weighted assets)	816,461	20.34%	240,882	6.00%	321,177	8.00%
Total Capital (to risk weighted assets)	859,852	21.42%	321,177	8.00%	401,471	10.00%

NOTE 14 — INCOME TAXES

For the three months ended June 30, 2018, the Company recorded a provision for income taxes of $3.7 million, reflecting an effective tax rate of 23.9%, compared to a provision for income taxes of $4.7 million, reflecting an effective tax rate of 33.3%, for the three months ended June 30, 2017.  For the six months ended June 30, 2018, we recorded a provision for income taxes of $6.5 million, reflecting an effective tax rate of 23.1%, compared to a provision for income taxes of $8.2 million, reflecting an effective tax rate of 31.6%, for the six months ended June 30, 2017.  The decrease in the effective tax rate for the three and six months ended June 30, 2018 compared to the same periods a year ago was primarily due to the passage of the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

As of June 30, 2018, the Company had net deferred tax assets totaling $22.4 million.  These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established.  The Company regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as June 30, 2018. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

The components of net pension cost are as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(Dollars in thousands)	2018	2017	2018	2017
Service cost	$—	$—	$36	$35
Interest cost	822	845	181	183
Expected return on assets	(1,695)	(1,565)	—	—
Amortization of loss	558	618	92	64
Amortization of prior service cost	—	—	(122)	(121)
Net periodic pension (benefit) cost	$(315)	$(102)	$187	$161

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$—	$—	$72	$72
Interest cost	1,645	1,690	362	366
Expected return on assets	(3,390)	(3,129)	—	—
Amortization of loss	1,115	1,236	184	127
Amortization of prior service cost	—	—	(243)	(243)
Net periodic pension (benefit) cost	$(630)	$(203)	$375	$322

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

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and six months ended June 30, 2018 was $3.3 million and $6.6 million, respectively, compared to $3.4 million and $6.7 million, respectively, for the three and six months ended June 30, 2017.

The following table summarizes the non-vested stock award activity for the six months ended June 30, 2018:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2018	2,131,972	$13.51
Issued	164,642	16.60
Vested	(977,919)	13.40
Forfeited	(7,354)	15.07
Non-vested Stock Awards outstanding, June 30, 2018	1,311,341	13.97

The following table summarizes the non-vested stock award activity for the three months ended June 30, 2017:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2017	2,960,572	$13.07
Issued	154,753	18.00
Vested	(870,133)	13.11
Forfeited	(65,976)	10.22
Non-vested Stock Awards outstanding, June 30, 2017	2,179,216	13.50

The fair value of the 977,919 shares that vested during the six months ended June 30, 2018 was $16.1 million. The fair value of the 870,133 shares that vested during the six months ended June 30, 2017 was $13.9 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. The Company did not grant any options during the six months ended June 30, 2018 and 2017. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $143 thousand and $298 thousand for the three and six months ended June 30, 2018, respectively, compared to $236 thousand and $526 for the three and six months ended June 30, 2017.

A summary of option activity as of June 30, 2018 and changes during the six month period ended June 30, 2018 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2018	1,727,249	$9.62
Granted	—	—
Exercised	(220,470)	10.46
Forfeited	—	—
Expired	—	—
June 30, 2018	1,506,779	9.50

A summary of option activity as of June 30, 2017 and changes during the six month period ended June 30, 2017 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2017	2,884,087	$9.59
Granted	—	—
Exercised	(943,640)	9.42
Forfeited	(11,878)	9.42
Expired	—	—
June 30, 2017	1,928,569	9.68

The weighted average remaining contractual term was approximately 4.48 years and the aggregate intrinsic value was $10.1 million for options outstanding as of June 30, 2018.  As of June 30, 2018, exercisable options totaled 1,331,919 with an average weighted exercise price of $9.31 per share, a weighted average remaining contractual term of approximately 4.28 years, and an aggregate intrinsic value of $9.2 million. The weighted average remaining contractual term was approximately 5.01 years and the aggregate intrinsic value was $10.3 million for options outstanding as of June 30, 2017.  As of June 30, 2017, exercisable options totaled 1,480,881 with an average weighted exercise price of $9.49 per share, a weighted average remaining contractual term of approximately 4.46 years, and an aggregate intrinsic value of $8.2 million.

As of June 30, 2018, there was $485 thousand of total unrecognized compensation cost related to options and $14.2 million in unrecognized compensation cost related to non-vested stock awards granted.  As of June 30, 2017, there was $1.3 million of total unrecognized compensation cost related to options and $25.4 million in unrecognized compensation cost related to non-vested stock awards granted.  The average weighted lives for the option expense were 1.03 and 1.73 years as of June 30, 2018 and June 30, 2017, respectively. The average weighted lives for the stock award expense 1.37 and 2.05 years at June 30, 2018 and June 30, 2017, respectively.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

At June 30, 2018 and December 31, 2017, the Company had outstanding commitments to purchase or originate new loans or leases aggregating $78.9 million and $29.4 million, respectively, commitments to customers on available lines of credit of $450.8 million and $443.1 million, respectively, commitments to fund commercial construction and other advances of $206.0 million and $159.3 million, respectively, and standby letters of credit of $25.7 million and $29.4 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $125 thousand and $124 thousand at June 30, 2018 and December 31, 2017, respectively.

The Company and its directors have been named in a lawsuit filed in Maryland state circuit court regarding compensation levels of directors in connection with equity awards granted in the second quarter of 2016 under the Company’s 2016 Omnibus Incentive Plan. The defendants believe the lawsuit, alleging breach of fiduciary duty and unjust enrichment under Maryland law, is without merit and intend to vigorously defend it.  During the first quarter of 2018, the Company participated in a mediation at which time all parties to the lawsuit, including the Company’s insurance carrier, agreed to a proposed settlement of the lawsuit.  The Company has denied any liability in connection with the lawsuit but agreed to a proposed settlement to avoid a costly and protracted process to litigate this matter.  Notification of the settlement was sent to the shareholders in June 2018 and the terms of the settlement must be approved by the Maryland Court. The proposed settlement will not have a material impact on the Company’s financial statements.

Periodically, there have been various claims and lawsuits against the Company, such as claims to enforce liens, condemnation proceedings on properties in which it holds security interests, claims involving the making and servicing of real property loans and other issues incident to its business.  Except as discussed above, the Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 18 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued ASU 2018-07: Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period).  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The Company has historically applied the provisions of Topic 718 to its accounting for share based payment awards to the Company’s Board of Directors.  As a result, the Company does not anticipate an impact to the consolidated financial statements.

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

In March 2017, the FASB issued ASU 2017-07: Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Topic 715, Compensation—Retirement Benefits, requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate. Users have communicated that the service cost component generally is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve the consistency, transparency, and usefulness of financial information for users, the amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company’s current accounting treatment and presentation of net periodic pension cost and net periodic postretirement benefit cost is consistent with the provisions in ASU 2017-07.  The Company adopted the amendments in this update during the three months ended June 30, 2018 and noted no impact to the consolidated financial statements.

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at June 30, 2018:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,647	$1,647
SBA servicing rights	—	—	982	982
Investment securities available for sale:
U.S. GSE and agency notes	—	3,047	—	3,047
Ginnie Mae guaranteed mortgage certificates	—	2,794	—	2,794
GSE collateralized mortgage obligations (“CMOs”)	—	11,298	—	11,298
GSE mortgage-backed securities	—	214,059	—	214,059
Municipal bonds
General obligation municipal bonds	—	1,855	—	1,855
Corporate securities	—	23,383	—	23,383
Equity securities	570	—	—	570
Money market funds	37,138	—	—	37,138
Mutual funds	284	—	—	284
Interest rate swap agreements	—	9,199	—	9,199
Total Assets	$37,992	$265,635	$2,629	$306,256
Liabilities:
Interest rate swap agreements and other contracts	$—	$2,913	$—	$2,913
Total Liabilities	$—	$2,913	$—	$2,913

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2017:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,556	$1,556
SBA servicing rights	—	—	785	785
Investment securities available for sale:
U.S. GSE and agency notes	—	3,453	—	3,453
Ginnie Mae guaranteed mortgage securities	—	3,088	—	3,088
GSE collateralized mortgage obligations (“CMOs”)		14,774	—	14,774
GSE mortgage-backed securities	—	246,140	—	246,140
Municipal bonds
General obligation municipal bonds	—	1,866	—	1,866
Corporate securities		24,083	—	24,083
Equity securities	410	—	—	410
Money market funds	16,086	—	—	16,086
Mutual funds	408	—	—	408
Interest rate swap agreements	—	2,713	—	2,713
Total Assets	$16,904	$296,117	$2,341	$315,362
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,778	$—	$1,778
Total Liabilities	$—	$1,778	$—	$1,778

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

The tables below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017.

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,556	$1,523
Additions	73	83
Payments	(81)	(114)
Increase in fair value due to changes in valuation inputs or assumptions	99	48
Balance, June 30,	$1,647	$1,540

	For the Six Months Ended
	June 30, 2018	June 30, 2017
Level 3 Investments Only (Dollars in thousands)	SBA Servicing Rights	SBA Servicing Rights
Balance, January 1,	$785	$646
Additions	382	238
Payments	(147)	(69)
Decrease in fair value due to changes in valuation inputs or assumptions	(38)	(8)
Balance, June 30,	$982	$807

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

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2018	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$3,649	$—	$—	$3,649	$(154)
Other real estate owned	19	—	—	19	—

	Balance Transferred YTD
(Dollars in thousands)	June 30, 2017	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$12,346	$—	$—	$12,346	$(3)
Other real estate owned	166	—	—	166	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At June 30, 2018		At December 31, 2017
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$586,793	$586,793	$557,615	$557,615
Securities available for sale	See previous table	294,428	294,428	310,308	310,308
Securities held to maturity	Level 2	498,454	485,276	537,302	533,425
FHLB stock	Level 3	23,182	23,182	23,210	23,210
Loans and leases, net	Level 3	3,979,955	3,923,396	3,990,618	3,992,226
Loans held for sale	Level 2	287	295	245	249
Mortgage servicing rights	Level 3	1,647	1,647	1,556	1,556
SBA servicing rights	Level 3	982	982	785	785
Interest rate swaps	Level 2	9,199	9,199	2,713	2,713
Accrued interest receivable	Level 3	18,152	18,152	17,512	17,512

Liabilities:
Checking, Money Market & Savings	Level 1	3,353,990	3,353,990	3,293,793	3,293,793
Certificates of Deposit	Level 2	806,516	794,111	856,700	849,556
Borrowed funds	Level 2	515,000	503,583	540,439	536,011
Interest rate swaps and other contracts	Level 2	2,913	2,913	1,778	1,778
Accrued interest payable	Level 2	2,779	2,779	3,039	3,039

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since June 30, 2018 and December 31, 2017 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its mortgage servicing rights (“MSRs”).  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of June 30, 2018 and June 30, 2017, the Company serviced $129.2 million and $135.1 million of residential mortgage loans, respectively.  During the three and six months ended June 30, 2018, the Company recognized servicing fee income of $80 thousand and $163 thousand, respectively, compared to $85 thousand and $172 thousand during the three and six months ended June 30, 2017, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the six months ended June 30, 2018 and 2017:

	Residential
	Mortgage Servicing Rights
	For the Six Months Ended June 30,
Dollars in thousands	2018	2017

Balance, January 1,	$1,556	$1,523
Additions	73	83
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	99	48
Paydowns	(81)	(114)
Balance, June 30,	$1,647	$1,540

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At June 30, 2018, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 6.46%, a discount rate equal to 10.13% and an escrow earnings credit rate equal to 2.89%.  At June 30, 2017, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 8.04%, a discount rate equal to 9.63% and an escrow earnings credit rate equal to 1.90%.

At June 30, 2018 and June 30, 2017, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	June 30, 2018	June 30, 2017

Fair value of residential mortgage servicing rights	$1,647	$1,540

Weighted average life (years)	9.2 years	8.0 years

Prepayment speed	6.46%	8.04%
Effect on fair value of a 20% increase	$(106)	$(112)
Effect on fair value of a 10% increase	(55)	(58)
Effect on fair value of a 10% decrease	59	63
Effect on fair value of a 20% decrease	122	132

Discount rate	10.13%	9.63%
Effect on fair value of a 20% increase	$(162)	$(133)
Effect on fair value of a 10% increase	(85)	(70)
Effect on fair value of a 10% decrease	94	76
Effect on fair value of a 20% decrease	201	160

Escrow earnings credit	2.89%	1.90%
Effect on fair value of a 20% increase	$74	$46
Effect on fair value of a 10% increase	37	23
Effect on fair value of a 10% decrease	(37)	(23)
Effect on fair value of a 20% decrease	(74)	(46)

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

SBA Loans

The Company has elected the fair value measurement method to value its SBA loan servicing rights.  Under the fair value measurement method, the Company records its SBA loan servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period.  As of June 30, 2018 and June 30, 2017, the Company serviced $61.3 million and $49.0 million of SBA loans, respectively.  During the three and six months ended June 30, 2018, the Company recognized servicing fee income of $132 thousand and $252 thousand, respectively, compared to $113 thousand and $233 thousand for the three and six months ended June 30, 2017, respectively.

The following is an analysis of the activity in the Company’s SBA servicing rights for the six months ended June 30, 2018 and June 30, 2017:

	SBA Servicing Rights
	For the Six Months Ended June 30,
Dollars in thousands	2018	2017

Balance, January 1,	$785	$646
Additions	382	238
Decreases in fair value due to:
Changes in valuation input or assumptions	(38)	(8)
Paydowns	(147)	(69)
Balance, June 30,	$982	$807

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At June 30, 2018, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 9.80%, a discount rate equal to 13.63% and servicing expenses per loan of $1 thousand. At June 30, 2017, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.91%, a discount rate equal to 13.13% and servicing expenses per loan of $1 thousand.

At June 30, 2018 and June 30, 2017, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	SBA Servicing Rights	SBA Servicing Rights
(Dollars in thousands)	June 30, 2018	June 30, 2017

Fair value of SBA servicing rights	$982	$807

Weighted average life (years)	5.3 years	5.6 years

Prepayment speed	9.80%	8.91%
Effect on fair value of a 20% increase	$(58)	$(47)
Effect on fair value of a 10% increase	(30)	(24)
Effect on fair value of a 10% decrease	32	26
Effect on fair value of a 20% decrease	66	53

Discount rate	13.63%	13.13%
Effect on fair value of a 20% increase	$(79)	$(65)
Effect on fair value of a 10% increase	(41)	(34)
Effect on fair value of a 10% decrease	45	37
Effect on fair value of a 20% decrease	95	78

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of June 30, 2018, the Company had 24 interest rate swaps with an aggregate notional amount of $133.6 million related to this program.  During the three and six months ended June 30, 2018, the Company recognized a net gain of $11 thousand and $57 thousand, respectively, compared to a net loss of $33 thousand and $41 thousand, respectively, for the same periods in 2017 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a risk participation agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The Company has entered into five risk participation agreements with a notional value of $7.9 million and a fair value of $2 thousand as of June 30, 2018. During the three and six months ended June 30, 2018, the Company recognized a net gain of $1 and $2 thousand, respectively, compared to a net gain of $2 thousand recognized during the six months ended June 30, 2017 related to the risk participation agreements that are included as a component of services charges and other noninterest income in the Company’s consolidated statements of income. During the three months ended June 30, 2017, the Company did not recognize a gain or loss related to the risk participation agreements.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of June 30, 2018 and December 31, 2017:

	Asset derivatives		Liability derivatives
As of June 30, 2018	Notional		Notional
(Dollars in thousands)	amount	Fair value (1)	amount	Fair value (2)

Interest rate swap agreements	$66,821	$2,985	$66,821	$2,911
Risk participation agreements	—	—	7,922	2
Total derivatives	$66,821	$2,985	$74,743	$2,913

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

As of December 31, 2017	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$68,785	$1,791	$68,785	$1,774
Risk participation agreements	—	—	8,033	4
Total derivatives	$68,785	$1,791	$76,818	$1,778

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
As of June 30, 2018	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$3,002	$—	$3,002	$—	$2,569	$433

Offsetting of Derivative Liabilities

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented	Statement of Financial Condition
As of June 30, 2018	Recognized Liabilities (1)	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$2,931	$—	$2,931	$—	$—	$2,931

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Assets presented in	Statement of Financial Condition
As of December 31, 2017	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$1,828	$—	$1,828	$—	$1,346	$482

Offsetting of Derivative Liabilities

	Gross	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the
	Amounts of	Offset in the	Liabilities presented	Statement of Financial Condition
As of December 31, 2017	Recognized Liabilities (1)	Statement of Financial Condition	in the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$1,815	$—	$1,815	$—	$—	$1,815

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

The following tables present offsetting interest rate swap assets and liabilities as of March 31, 2013 and December 31, 2012:

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

As of June 30, 2018, the termination value of the interest rate swaps and risk participation agreements in a liability position was $2.9 million.  The Company has minimum collateral posting thresholds with its counterparty. At June 30, 2018, the Company had no securities pledged as collateral on interest rate swaps. Counterparties posted collateral on interest rate swaps in the amount of $2.6 million at June 30, 2018.  If the Company had breached any of these provisions at June 30, 2018 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at June 30, 2018.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended June 30, 2018.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments as well as their classification on the consolidated statements of condition as of June 30, 2018 and December 31, 2017:

	Asset derivatives
As of June 30, 2018	Notional
(dollars in thousands)	amount	Fair value (1)

Interest rate swap agreements	$200,000	$6,214
Total derivatives	$200,000	$6,214

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

As of December 31, 2017	Asset derivatives
(dollars in thousands)	Notional amount	Fair value (1)

Interest rate swap agreements	$200,000	$922
Total derivatives	$200,000	$922

(1)          Included in other assets in our Consolidated Statements of Financial Condition.

At June 30, 2018, the counterparty posted collateral on the cash flow hedge in the amount of $5.8 million.

The Company estimated that none of the existing gains that are reported in accumulated other comprehensive income at June 30, 2018 and December 31, 2017 are expected to be reclassified into earnings within the next twelve months.  The table below presents the pre-tax net gains of the Company’s cash flow hedge for the periods ended June 30, 2018 and December 31, 2017 and where they were recorded in our Consolidated Statements of Financial Condition.

As of June 30, 2018 (dollars in thousands) Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap agreements	$6,214	$—
Total derivatives	$6,214	$—

As of December 31, 2017 (dollars in thousands) Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap agreements	$922	$—
Total derivatives	$922	$—

NOTE 22 — SUBSEQUENT EVENTS

On July 20, 2018, the Company announced a cash dividend of 6 cents per share, payable on or after August 9, 2018, to common shareholders of record at the close of business on July 30, 2018.

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

Our primary source of revenue is net interest income. Net interest income, which comprised 86.3% of our revenue for the six months ended June 30, 2018, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings.  Changes in levels of interest rates affect our net interest income.

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

Our business results for during the first half of 2018 were favorably impacted by a rise in interest rates.  Net interest margin totaled 3.34% and 3.28% for the three and six months ended June 30, 2018, respectively, compared to 3.07% and 3.06% for the same periods in 2017, respectively.  The increase in net interest income was primarily due to an increase yields on the investment and loan portfolios following recent Federal Reserve Bank federal funds rate increases. The Company paid off $25.8 million of a higher cost trust preferred debenture during the three months ended March 31, 2018.

Overall economic activity slowed in our markets during 2017 and the first half of 2018 resulting in reduced loan demand.  Loans decreased $10.8 million, or 0.3%, to $4.02 billion at June 30, 2018, from $4.03 billion at December 31, 2017.  During the six months ended June 30, 2018, our core commercial real estate portfolio increased $20.2 million, representing a 2.4% annualized growth, and our residential real estate portfolio increased $27.1 million, representing 5.7% annualized growth.   However, this growth was offset by a $60.5 million decrease in our total consumer loan portfolio, which was due primarily to a $33.8 million decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect lending business in the first quarter of 2017.  We remain focused on growing our commercial loan portfolio and leveraging our infrastructure to drive improved financial performance.

We recorded net income for the three and six months ended June 30, 2018 of $11.9 million and $21.7 million, respectively, compared to net income of $9.5 million and $17.8 million, respectively, for the three and six months ended June 30, 2017.

Net charge-offs for the six months ended June 30, 2018, totaled $2.9 million, or 14 basis points annualized of average loans, compared to net charge-offs of $1.3 million, or 6 basis points annualized of average loans, in the same period in 2017.

Asset quality metrics continued to remain strong with non-performing assets to total assets, excluding government guaranteed student loans, of 0.36% as of June 30, 2018.  Our allowance for loan losses totaled $43.1 million, or 1.07% of total loans, as of June 30, 2018, compared to $43.3 million, or 1.07% of total loans, as of December 31, 2017.  Our effective tax rate decreased to 23.9% and 23.1%, respectively, for the three and six months ended June 30, 2018 compared to 33.3% and 31.6%, respectively, for the same periods in the prior year as a result of the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

The Company purchased 945,400 shares of its common stock under its previously announced stock repurchase plan during the six months ended June 30, 2018. We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Our tangible capital to tangible assets decreased to 15.19% at June 30, 2018, compared to 15.17% at June 30, 2017.  Tangible book value per share totaled $11.35 at June 30, 2018.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.3 million to $8.6 million for the six months ended June 30, 2018. We also have approximately $43.2 million in non-performing assets consisting of non-performing loans and other real estate owned at June 30, 2018.  Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $4.3 million. In recent periods, we experienced improvement in our asset quality metrics including delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Goodwill and Intangible Assets. The acquisition method of accounting for business combinations requires us to record assets acquired, liabilities assumed and consideration paid at their estimated fair values as of the acquisition date. The excess of consideration paid over the fair value of net assets acquired represents goodwill. As of both June 30, 2018 and December 31, 2017, the balance of goodwill was $169.0 million.

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

During the six months ended June 30, 2018, the Company noted no indicators of impairment as it relates to goodwill and other intangibles.

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

As of June 30, 2018, we had net deferred tax assets totaling $22.4 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of June 30, 2018. Our net deferred tax asset of $22.4 million was determined based on the current enacted federal tax rate of 21%.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total assets decreased $28.5 million, or 0.5%, to $5.77 billion at June 30, 2018, compared to $5.80 billion at December 31, 2017.  The decrease in total assets was primarily due to a decrease in total investment securities and loans, partially offset by an increase in cash and cash equivalents.

Cash and cash equivalents increased $29.2 million, or 5.2%, to $586.8 million at June 30, 2018, from $557.6 million at December 31, 2017.  The increase in cash and cash equivalents was primarily driven by investment maturities and repayments and a decrease in our total loan portfolio.

Investments decreased $54.8 million, or 6.3%, to $816.1 million at June 30, 2018, compared to $870.8 million at December 31, 2017. We continue to focus on maintaining a high quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans decreased $10.8 million, or 0.3%, to $4.02 billion at June 30, 2018, from $4.03 billion at December 31, 2017.  During the six months ended June 30, 2018, our core commercial real estate portfolio increased $20.2 million, representing a 2.4% annualized growth, and our residential real estate portfolio increased $27.1 million, representing 5.7% annualized growth.   However, this growth was offset by a $60.5 million decrease in our total consumer loan portfolio, which was due primarily to a $33.8 million decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect lending business in the first quarter of 2017.

Deposits increased $10.0 million, or 0.2%, to $4.16 billion at June 30, 2018, from $4.15 billion at December 31, 2017.  Deposit growth was primarily achieved through organic core deposit growth of $55.4 million in interest business checking accounts and $24.4 million of growth in time deposits, partially offset by the maturity of $74.6 million of higher cost brokered certificates of deposit, which we did not renew given our excess liquidity position.

Borrowings decreased $25.4 million to $515.0 million at June 30, 2018.  During the six months ended June 30, 2018, the Company paid off $25.8 million of a higher cost trust preferred debenture.

Stockholders’ equity decreased $12.3 million, or 1.2%, to $1.02 billion at June 30, 2018, from $1.03 billion at December 31, 2017.  The decrease in stockholders’ equity was primarily due to the declaration of cash dividends and stock repurchases, partially offset by net income of $21.7 million.

Comparison of Operating Results for the three months ended June 30, 2018 and June 30, 2017

General — For the three months ended June 30, 2018, net income was $11.9 million, or $0.16 per diluted share, compared to $9.5 million, or $0.13 per diluted share, for the three months ended June 30, 2017.

Net Interest Income — For the three months ended June 30, 2018, net interest income was $45.1 million, an increase of $3.4 million, or 8.1%, from the three months ended June 30, 2017. The increase in net interest income was primarily due to an increase in yields on the investment and loan portfolios following recent Federal Reserve Bank federal funds rate increases. The Company paid off $25.8 million of a higher cost trust preferred debenture during the three months ended March 31, 2018. The net interest margin totaled 3.34% for the quarter ended June 30, 2018 as compared to 3.07% for the same period in 2017. During the three months ended June 30, 2018, the net interest margin was positively impacted by 13 basis points due to loan prepayments compared to a 3 basis point positive impact during the three months ended June 30, 2017. Also during the three months ended June 30, 2018, the net interest margin was negatively impacted 13 basis points by higher cash levels due to slower than anticipated loan growth as average cash for the period totaled $512.9 million, an increase of $170.5 million from $342.4 million during the three months ended June 30, 2017.

Provision for Loan Losses — As a result of loan charge-offs, we recorded a $1.7 million provision for loan losses during the three months ended June 30, 2018 compared to a $750 thousand provision for loan losses during the three months ended June 30, 2017.  Net charge-offs for the three months ended June 30, 2018 totaled $1.7 million, or 17 basis points annualized of average loans, compared to net charge-offs of $494 thousand, or 5 basis points annualized of average loans, in the same period in the prior year.

Non-accruing loans, excluding government guaranteed student loans, increased $365 thousand to $20.9 million at June 30, 2018, compared to $20.5 million at December 31, 2017.  Our ratio of non-performing assets to total assets, excluding government guaranteed student loans, was 0.36% at both June 30, 2018 and December 31, 2017.

Our allowance for loan losses totaled $43.1 million, or 1.07% of total loans, as of June 30, 2018, compared to $43.3 million, or 1.07% of total loans, as of December 31, 2017, and $43.4 million, or 1.06% of total loans, as of June 30, 2017.

Non-interest Income — For the three months ended June 30, 2018, non-interest income totaled $7.4 million, a decrease of $37 thousand, or 0.5%, from the three months ended June 30, 2017.  The decrease was primarily due to a $331 thousand net decrease in income from bank-owned life insurance, partially offset by a $239 thousand increase in the net gain on the sale of SBA loans recorded during the three months ended June 30, 2018 compared to the same period in the prior year.

Non-interest Expense — For the three months ended June 30, 2018, non-interest expense totaled $35.3 million, an increase of $1.1 million, or 3.1%, from the three months ended June 30, 2017.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $1.2 million due primarily to enhanced medical coverage provided to our entire employee base, annual merit increases, an increase to our minimum wage and the costs associated with the build out of Neumann Finance Company, a majority owned equipment finance subsidiary.

Income Taxes — For the three months ended June 30, 2018, we recorded a provision for income taxes of $3.7 million, reflecting an effective tax rate of 23.9%, compared to a provision for income taxes of $4.7 million, reflecting an effective tax rate of 33.3% for the three months ended June 30, 2017.  The decrease in the effective tax rate for the three months ended June 30, 2018 compared to the same period a year ago is primarily due to the passage of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

The table below summarizes average balances and average yields and costs for the three months ended June 30, 2018 and June 30, 2017.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended June 30,			Three Months Ended June 30,
	2018			2017
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment securities:
Overnight investments	$512,857	$2,314	1.78%	$342,350	$897	1.05%
Stock	23,183	370	6.39%	23,211	270	4.66%
Other investment securities	808,485	4,516	2.23%	986,024	5,164	2.09%
Total investment securities	1,344,525	7,200	2.14%	1,351,585	6,331	1.88%
Loans and leases:
Real estate loans
Residential	958,698	9,363	3.91%	894,754	8,986	4.02%
Non-residential	1,686,332	19,594	4.61%	1,681,138	17,271	4.08%
Total real estate	2,645,030	28,957	4.36%	2,575,892	26,257	4.06%
Business loans	473,251	5,627	4.71%	425,670	4,838	4.51%
Shared national credits- commercial business loans	172,394	1,760	4.04%	197,919	1,244	2.49%
Small business loans	85,772	1,192	5.51%	100,850	1,301	5.11%
Small business leases	139,569	1,916	5.49%	136,882	1,947	5.69%
Total business & small business loans and leases	870,986	10,495	4.78%	861,321	9,330	4.30%
Total business loans and leases	2,557,318	30,089	4.67%	2,542,459	26,601	4.15%
Personal loans	504,923	5,963	4.74%	628,310	6,624	4.23%
Total loans and leases, net of discount	4,020,939	45,415	4.50%	4,065,523	42,211	4.14%
Total interest earning assets	5,365,464	$52,615	3.90%	5,417,108	$48,542	3.57%
Non-interest earning assets	379,754			400,742
Total assets	$5,745,218			$5,817,850
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,303,878	$1,449	0.45%	$1,306,201	$1,112	0.34%
Money market accounts	412,282	481	0.47%	443,858	379	0.34%
Demand deposits	958,581	607	0.25%	913,309	550	0.24%
Demand deposits - Municipals	106,638	41	0.16%	122,547	67	0.22%
Certificates of deposit	809,102	2,704	1.34%	861,355	2,310	1.08%
Total interest-bearing deposits	3,590,481	5,282	0.59%	3,647,270	4,418	0.49%
Borrowings	515,000	2,208	1.70%	540,429	2,367	1.73%
Total interest-bearing liabilities	4,105,481	7,490	0.73%	4,187,699	6,785	0.65%
Non-interest-bearing deposits	555,273			530,046
Other non-interest-bearing liabilities	70,026			71,039
Total liabilities	4,730,780			4,788,784
Total stockholders’ equity	1,014,438			1,029,066
Total liabilities and stockholders’ equity	$5,745,218			$5,817,850
Net interest income		$45,125			$41,757
Interest rate spread			3.17%			2.92%
Net interest margin			3.34%			3.07%
Average interest-earning assets to average interest-bearing liabilities			130.69%			129.36%

Comparison of Operating Results for the Six Months Ended June 30, 2017 and June 30, 2016

General — For the six months ended June 30, 2018, net income was $21.7 million, or $0.30 per diluted share, compared to net income of $17.8 million, or $0.24 per diluted share, for the six months ended June 30, 2017.

Net Interest Income — For the six months ended June 30, 2018, Beneficial reported net interest income of $88.3 million, an increase of $5.8 million, or 7.0%, from the six months ended June 30, 2017. The increase in net interest income was primarily due to an increase in yields on the investment and loan portfolios following recent Federal Reserve Bank federal funds rate increases.  Our net interest margin increased to 3.28% for the six months ended June 30, 2018, from 3.06% for the same period in 2017.

Provision for Loan Losses — As a result of net charge-offs recorded during the period, we recorded a $2.7 million provision for loan losses for the six months ended June 30, 2018 compared to a $1.4 million provision for loan losses for the six months ended June 30, 2017.

At June 30, 2018, the Bank’s allowance for loan losses totaled $43.1 million, or 1.07% of total loans, compared to $43.3 million, or 1.07% of total loans, at December 31, 2017.

Non-interest Income — For the six months ended June 30, 2018, non-interest income totaled $14.0 million, a decrease of $440 thousand, or 3.0%, from the six months ended June 30, 2017.  The decrease was primarily due to a $335 thousand net decrease in income from bank-owned life insurance recorded during the six months ended June 30, 2018 compared to the same period in the prior year.

Non-interest Expense — For the six months ended June 30, 2018, non-interest expense totaled $71.6 million, an increase of $2.1 million, or 3.0%, from the six months ended June 30, 2017. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $2.3 million due primarily to enhanced medical coverage provided to our entire employee base, annual merit increases, an increase in our minimum wage and the costs associated with the build out of Neumann Finance Company.  Marketing expense increased $1.3 million due to the production and airing of a new television commercial. These increases were partially offset by a decline of $740 thousand in intangible amortization expense as a result of certain intangible assets reaching the end of their estimated lives, as well as and $837 thousand decrease in other expenses primarily due to declines in loan and on-line banking expenses.

Income Taxes — For the six months ended June 30, 2018, we recorded a provision for income taxes of $6.5 million, reflecting an effective tax rate of 23.1%, compared to a provision for income taxes of $8.2 million, reflecting an effective tax rate of 31.6%, for the six months ended June 30, 2017.  The decrease in the 2018 effective tax rate was primarily a result of the passage of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

The following table summarizes average balances and average yields and costs for the six months ended June 30, 2018 and June 30, 2017. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Six Months Ended June 30,			Six Months Ended June 30,
	2018			2017
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment securities:
Overnight investments	$525,166	$4,369	1.65%	$302,202	$1,426	0.95%
Stock	23,198	836	7.26%	22,880	528	4.66%
Other investment securities	821,649	9,187	2.24%	1,004,187	10,285	2.05%
Total investment securities	1,370,013	14,392	2.10%	1,329,269	12,239	1.84%
Loans and leases:
Real estate loans
Residential	951,908	18,629	3.91%	894,672	17,688	3.95%
Non-residential	1,681,529	37,417	4.43%	1,662,032	33,914	4.07%
Total real estate	2,633,437	56,046	4.25%	2,556,704	51,602	4.03%
Business loans	471,839	11,105	4.69%	422,791	9,556	4.50%
Shared national credits- commercial business loans	162,495	3,132	3.83%	200,768	2,649	2.63%
Small business loans	88,170	2,359	5.33%	102,569	2,611	5.07%
Small business leases	140,359	3,853	5.49%	137,526	3,867	5.62%
Total business & small business loans and leases	862,863	20,449	4.72%	863,654	18,683	4.31%
Total business loans and leases	2,544,392	57,866	4.53%	2,525,686	52,597	4.15%
Personal loans	519,540	11,973	4.65%	643,986	13,413	4.20%
Total loans and leases, net of discount	4,015,840	88,468	4.40%	4,064,344	83,698	4.12%
Total interest earning assets	5,385,853	$102,860	3.82%	5,393,613	$95,937	3.56%
Non-interest earning assets	378,773			404,017
Total assets	$5,764,626			$5,797,630
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,298,211	$2,548	0.40%	$1,298,347	$2,193	0.34%
Money market accounts	416,061	868	0.42%	446,136	759	0.34%
Demand deposits	948,749	1,186	0.25%	915,150	1,092	0.24%
Demand deposits - Municipals	113,508	101	0.18%	125,489	127	0.20%
Certificates of deposit	827,307	5,279	1.29%	865,830	4,497	1.05%
Total interest-bearing deposits	3,603,836	9,982	0.56%	3,650,952	8,668	0.48%
Borrowings	525,145	4,553	1.72%	531,891	4,737	1.77%
Total interest-bearing liabilities	4,128,981	14,535	0.71%	4,182,843	13,405	0.65%
Non-interest-bearing deposits	546,240			518,137
Other non-interest-bearing liabilities	73,421			73,066
Total liabilities	4,748,642			4,774,046
Total stockholders’ equity	1,015,984			1,023,584
Total liabilities and stockholders’ equity	$5,764,626			$5,797,630
Net interest income		$88,325			$82,532
Interest rate spread			3.11%			2.91%
Net interest margin			3.28%			3.06%
Average interest-earning assets to average interest-bearing liabilities			130.44%			128.95%

Asset Quality

Non-performing assets increased $8.3 million to $43.2 million at June 30, 2018, from $34.9 million at December 31, 2017. The ratio of non-performing assets to total assets increased to 0.75% at June 30, 2018, from 0.60% at December 31, 2017.  The increase in non-performing assets can primarily be attributed to an increase in government guaranteed student loans past due 90 days or more.

ASSET QUALITY INDICATORS

	June 30,	March 31,	December 31,	June 30,
(Dollars in thousands)	2018	2018	2017	2017

Non-performing assets:
Non-accruing loans	$20,886	$23,292	$20,521	$21,164
Accruing loans past due 90 days or more	22,204	21,310	14,152	16,111
Total non-performing loans	$43,090	$44,602	$34,673	$37,275

Real estate owned	102	204	189	300

Total non-performing assets	43,192	44,806	34,862	37,575

Non-performing loans to total loans and leases	1.07%	1.11%	0.86%	0.91%
Non-performing assets to total assets	0.75%	0.77%	0.60%	0.64%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.36%	0.41%	0.36%	0.37%
ALLL to total loans and leases	1.07%	1.08%	1.07%	1.06%
ALLL to non-performing loans	99.95%	96.65%	124.79%	116.30%
ALLL to non-performing loans, excluding government guaranteed student loans	206.21%	185.08%	210.84%	204.83%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss.  Non-performing consumer loans include $22.2 million and $14.2 million in government guaranteed student loans as of June 30, 2018 and December 31, 2017, respectively. The increase in past due government guaranteed loans is due to these loans coming out of deferment status during the six months ended June 30, 2018.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. Generally, the Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due.  If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.  As of June 30, 2018 and December 31, 2017, the Company maintained a $1.5 million specific valuation allowance for the previously discussed $7.6 million shared national credit.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	June 30, 2018			December 31, 2017
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$2,554,824	$39,560	1.55%	$2,531,945	$39,148	1.55%
Residential	970,690	720	0.07%	943,573	838	0.09%
Consumer	490,152	1,288	0.26%	550,659	1,781	0.32%
Specific Allowance	7,644	1,500	19.62%	7,953	1,500	18.86%
Total	$4,023,310	$43,068	1.07%	$4,034,130	$43,267	1.07%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of June 30, 2018, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $22.2 million and $14.2 million in government guaranteed student loans that were greater than 90 days delinquent and accruing at June 30, 2018 and December 31, 2017, respectively. The increase in past due government guaranteed loans is due to these loans coming out of deferment status during the six months ended June 30, 2018.

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

Commercial Loan Portfolio. The allowance for the commercial portfolio totaled $39.6 million at June 30, 2018 compared to $39.1 million at December 31, 2017.  The increase in the allowance was the result of organic growth particularly in our commercial real estate portfolio. The allowance for loan losses related to the commercial portfolio was 1.55% of commercial loans at both June 30, 2018 and December 31, 2017.  We continue to experience low levels of delinquencies, commercial criticized and classified loans, and net charge-offs. We believe the commercial reserves are adequate given the continued improvement in credit quality metrics during the six months ended June 30, 2018.

Residential Loans. The allowance for the residential loan portfolio was $720 thousand, or 0.07% of residential loans at June 30, 2018 compared to $838 thousand, or 0.09%, at December 31, 2017. We continue to experience consistently low levels of net charge-offs with this portfolio with 0.04% annualized losses during the six months ended June 30, 2018.  We believe the balance of residential reserves is appropriate given the continued low net charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $1.3 million, or 0.26% of consumer loans, at June 30, 2018 compared to $1.8 million, or 0.32% of consumer loans, at December 31, 2017. The decrease in the allowance for loan losses within this portfolio is primarily due to continued low levels of net charge-offs and a decrease in consumer delinquencies during the six months ended June 30, 2018. Excluding government guaranteed student loans, total consumer delinquencies decreased $2.7 million, or 43.0%, to $3.5 million at June 30, 2018 from $6.2 million at December 31, 2017.  We believe the balance of consumer reserves is appropriate given continued low levels of net charges-offs and delinquencies.

Specific Allowance. Management established a $1.5 million specific valuation allowance to cover the risk associated with one shared national credit for $7.6 million that was downgraded to doubtful and changed to non-accrual status during the first quarter of 2017 based on the results of a shared national credit examination performed by regulators.  During the first quarter of 2018, $3.1 million, or 41%, of the $7.6 million shared national credit previously rated doubtful was upgraded to substandard based on the results of a shared national credit examination performed by regulators.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2018, cash and cash equivalents totaled $586.8 million, including overnight investments of $534.4 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $294.4 million at June 30, 2018.  At June 30, 2018, we had $515.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.34 billion at June 30, 2018, compared to $3.28 billion at December 31, 2017. In addition, we use brokered certificates of deposit as a funding source of our asset base.  The Company primarily relies on its retail and commercial deposit base to fund the balance sheet.  Retail and commercial deposits are a typically a lower cost and more stable funding source than brokered deposits.  The Company’s usage of brokered certificates of deposit is subject to policy limits approved by the Company’s Board of Directors.  As of June 30, 2018 and December 31, 2017, the Company had $211.0 million, or 3.7% of total assets, and $285.6 million, or 4.9% of total assets, of brokered certificates of deposit, respectively.  For the three and six months ended June 30, 2018, the cost of brokered certificates of deposit totaled 1.54% and 1.53%, respectively.

The Company utilizes different terms for the brokered certificates of deposit to minimize the refinancing risk that exists in any given year.  The Company has structured its brokered certificates of deposit to mature over a five year period.  The following table summarizes the outstanding balance of brokered certificates of deposit by calendar year of maturity for the period presented:

(Dollars in thousands)	June 30, 2018
Amounts mature in:
2018	$1,755
2019	44,670
2020	99,585
2021	50,000
2022	14,950
Total	$210,960

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

As of June 30, 2018 and December 31, 2017, aggregate wholesale funding totaled $724.2 million and $790.9 million, respectively. In addition, at June 30, 2018, we had arrangements to borrow up to $2.2 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On June 30, 2018, we had $515.0 million of advances outstanding with the FHLB of Pittsburgh.

A significant use of our liquidity is the funding of loan originations.  At June 30, 2018, the Bank had $761.4 million in loan commitments outstanding, which consisted of $69.9 million, $3.2 million, and $5.8 million in commercial loan, consumer loan, and small business commercial lease new funding commitments, respectively, $450.8 million in commercial and consumer unused lines of credit, $206.0 million of commitments to fund commercial construction and other advances, and $25.7 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of June 30, 2018 totaled $425.1 million, or 52.7% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before June 30, 2018.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at June 30, 2018:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed funds	$515,000	$200,000	$145,000	$170,000	$—
Commitments to fund new loans	78,826	78,826	—	—	—
Commitments to fund commercial construction and other advances	205,972	12,970	97,048	33,740	62,214
Unused lines of credit	450,836	223,118	76,699	33,183	117,836
Standby letters of credit	25,728	24,271	425	32	1,000
Operating lease obligations	59,328	6,294	12,939	11,847	28,248
Total	$1,335,690	$545,479	$332,111	$248,802	$209,298

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. On July 20, 2018, the Company announced a cash dividend of 6 cents per share, payable on or about August 9, 2018 to common shareholders of record at the close of business on July 30, 2018.  The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank.  In 2016, the Company approved a share repurchase program of up to 10% of its outstanding common stock or 7,770,978 shares.  In 2017, the Company purchased 703,800 shares under this program. The Company repurchased 945,400 shares of its common stock during the six months ended June 30, 2018.  During the three months ended June 30, 2018, the Bank paid a $100.0 million dividend to the Company.  At June 30, 2018, the Company (stand-alone) had liquid assets of $128.2 million.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2018, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of June 30, 2018, approximately 93.5% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at June 30, 2018, approximately 3.4% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 3.1% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, equities, FHLB stock and mutual funds.

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

For the six months ended June 30, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at June 30, 2018.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of June 30, 2018:

Basis point change in rates (Dollars in thousands)	-200	Base Forecast	+200
Net Interest Income at Risk:
Net Interest Income	$158,560	$173,112	$180,315
% change	(8.41)%		4.16%

Economic Value at Risk:
Equity	$978,813	$1,058,170	$1,058,299
% change	(7.50)%		0.01%

As of June 30, 2018, based on the scenarios above, both net interest income at risk and economic value at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment.

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

Overall, our June 30, 2018 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its directors have been named in a lawsuit filed in Maryland state circuit court regarding compensation levels of directors in connection with equity awards granted in the second quarter of 2016 under the Company’s 2016 Omnibus Incentive Plan. The defendants believe the lawsuit, alleging breach of fiduciary duty and unjust enrichment under Maryland law, is without merit and intend to vigorously defend it.  During the first quarter of 2018, the Company participated in a mediation at which time all parties to the lawsuit, including the Company’s insurance carrier, agreed to a proposed settlement of the lawsuit.  The Company has denied any liability in connection with the lawsuit but agreed to a proposed settlement to avoid a costly and protracted process to litigate this matter. Notification of the settlement was sent to the shareholders in June 2018 and the terms of the settlement must be approved by the Maryland Court. The proposed settlement will not have a material impact on the Company’s financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30	229,800	$15.46	229,800	4,499,678
May 1-31	—	—	—	4,499,678
June 1-30 (2)	261,466	$16.90	—	4,499,678

(1)         On July 21, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 7,770,978 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

(2)         Includes 261,466 shares that were withheld subject to restricted stock awards, under the Beneficial Bancorp, Inc. 2016 Omnibus Incentive Plan, as payment of taxes due upon the vesting of the restricted awards.

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

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

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

BENEFICIAL BANCORP, INC.

Dated: July 26, 2018	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: July 26, 2018	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)