Form 10-Q
period 2018-09-30
Beneficial Bancorp Inc.
filed 2018-11-07
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company.”  See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one)

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

As of November 7, 2018, there were 74,801,452 shares of the registrant’s common stock outstanding.

BENEFICIAL BANCORP, INC.

PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Financial Condition

(Dollars in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS

CASH AND CASH EQUIVALENTS:
Cash and due from banks	$46,919	$45,048
Overnight investments	796,019	512,567
Total cash and cash equivalents	842,938	557,615

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $291,119 and $309,333 at September 30, 2018 and December 31, 2017, respectively)	287,060	310,308
Held-to-maturity (estimated fair value of $422,620 and $533,425 at September 30, 2018 and December 31, 2017, respectively)	438,649	537,302
Federal Home Loan Bank stock, at cost	23,182	23,210
Total investment securities	748,891	870,820

LOANS AND LEASES:	3,926,381	4,034,130
Allowance for loan and lease losses	(43,137)	(43,267)
Net loans and leases	3,883,244	3,990,863
ACCRUED INTEREST RECEIVABLE	18,519	17,512

BANK PREMISES AND EQUIPMENT, Net	68,723	70,573

OTHER ASSETS:
Goodwill	159,671	169,002
Bank owned life insurance	80,793	80,172
Other intangibles	1,428	2,884
Other assets	63,416	39,387
Total other assets	305,308	291,445
TOTAL ASSETS	$5,867,623	$5,798,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest bearing deposits	$552,111	$563,185
Interest-bearing deposits	3,694,869	3,587,308
Total deposits	4,246,980	4,150,493
Borrowed funds	515,000	540,439
Other liabilities	68,497	73,006
Total liabilities	4,830,477	4,763,938

COMMITMENTS AND CONTINGENCIES (Note 18)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 84,792,542 and 84,503,580 issued and 74,985,517 and 75,829,537 outstanding, as of September 30, 2018 and December 31, 2017, respectively	848	845
Additional paid-in capital	812,346	799,658
Unearned common stock held by employee savings and stock ownership plan	(25,227)	(27,078)
Retained earnings (partially restricted)	413,481	405,497
Accumulated other comprehensive loss	(28,148)	(26,127)
Treasury Stock at cost, 9,807,025 shares and 8,674,043 shares at September 30, 2018 and December 31, 2017, respectively	(136,622)	(118,497)
Total Beneficial Bancorp Inc. stockholders’ equity	1,036,678	1,034,298
Noncontrolling Interest	468	592
Total Equity	1,037,146	1,034,890
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,867,623	$5,798,828

See accompanying notes to unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Income

(Dollars in thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
INTEREST INCOME:
Interest and fees on loans and leases	$44,990	$42,969	$133,458	$126,667
Interest on overnight investments	3,524	1,239	7,893	2,666
Interest and dividends on investment securities:
Taxable	4,543	5,220	14,531	15,991
Tax-exempt	18	18	54	58
Total interest income	53,075	49,446	155,936	145,382

INTEREST EXPENSE:
Interest on deposits:
Interest bearing checking accounts	708	625	1,995	1,844
Money market and savings deposits	2,227	1,516	5,642	4,467
Time deposits	2,950	2,519	8,230	7,017
Total	5,885	4,660	15,867	13,328
Interest on borrowed funds	2,233	2,400	6,786	7,138
Total interest expense	8,118	7,060	22,653	20,466
Net interest income	44,957	42,386	133,283	124,916
Provision for loan and lease losses	1,916	750	4,581	2,100
Net interest income after provision for loan and lease losses	43,041	41,636	128,702	122,816

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	1,356	1,798	4,681	5,516
Service charges and other income	4,942	4,891	14,369	14,342
Mortgage banking and SBA income	309	424	1,480	1,748
Net gain on sale of insurance agency	3,297	—	3,297	—
Net (loss) gain on investment securities	(23)	(1)	100	(7)
Total non-interest income	9,881	7,112	23,927	21,599

NON-INTEREST EXPENSE:
Salaries and employee benefits	19,482	18,285	59,187	55,670
Occupancy expense	2,520	2,474	8,040	7,746
Depreciation, amortization and maintenance	2,300	2,368	6,877	7,183
Marketing expense	1,478	1,018	4,872	3,160
Intangible amortization expense	199	212	597	1,350
FDIC Insurance	416	441	1,258	1,312
Merger charges	2,261	—	2,261	—
Professional fees	1,130	1,026	3,367	3,237
Classified loan and other real estate owned related expense	356	420	944	950
Other	6,243	7,594	20,625	22,810
Total non-interest expense	36,385	33,838	108,028	103,418

Income before income taxes	16,537	14,910	44,601	40,997
Income tax expense	4,286	5,482	10,782	13,729
CONSOLIDATED NET INCOME	$12,251	$9,428	$33,819	$27,268
Less: Net loss attributable to noncontrolling interest	(139)	—	(299)	—
NET INCOME ATTRIBUTABLE TO BENEFICIAL BANCORP, INC.	$12,390	$9,428	$34,118	$27,268

EARNINGS PER SHARE — Basic*	$0.17	$0.13	$0.47	$0.37
EARNINGS PER SHARE — Diluted*	$0.17	$0.13	$0.47	$0.37
DIVIDENDS DECLARED PER SHARE	$0.06	$0.06	$0.43	$0.18
Average common shares outstanding — Basic	71,012,206	70,781,924	70,846,044	70,487,219
Average common shares outstanding — Diluted	71,638,486	71,294,232	71,472,868	71,093,015

*Net earnings per share for both common shares and participating securities.

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2018	2017

Consolidated net income	$33,819	$27,268
Less: Net loss attributable to noncontrolling interest	(299)	—
Net Income attributable to Beneficial Bancorp, Inc.	$34,118	$27,268
Other comprehensive income, net of tax:
Securities available for sale and transferred securities:

Unrealized holding (losses) gains on available for sale securities arising during the period (net of tax of $1,135 and $447 for the nine months ended September 30, 2018 and 2017, respectively)	(3,641)	783
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of tax of $212 and $216 for the nine months ended September 30, 2018 and 2017, respectively)	726	378
Reclassification adjustment for net (gains) losses on available for sale securities included in net income (net of tax of $23 and $3 for the nine months ended September 30, 2018 and 2017, respectively)	(77)	4
Cash flow hedge:
Unrealized gain on cash flow hedge arising during the period (net of tax of $1,528 for the nine months ended September 30, 2018)	5,247	—
Defined benefit pension plans:

Pension gains, other postretirement and postemployment benefit plan adjustments (net of tax of $370 and $644 for the nine months ended September 30, 2018 and 2017, respectively)	955	891
Total other comprehensive income	3,210	2,056
Comprehensive income	$37,328	$29,324

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Dollars in thousands, except share amounts)

	Number of Shares Issued	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Beneficial Bancorp Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2018	84,503,580	$845	$799,658	$(27,078)	$405,497	$(118,497)	$(26,127)	$1,034,298	$592	$1,034,890
Net Income (Loss)					34,118			34,118	(299)	33,819
Contribution from noncontrolling shareholders								—	175	175
Dividends declared ($0.43 per share)					(31,365)			(31,365)		(31,365)
KSOP shares committed to be released			1,405	1,851				3,256		3,256
Stock option expense			443					443		443
Restricted stock expense			9,958					9,958		9,958
Effect of adoption of ASU 2016-01 accounting for equity securities					159		(159)	—		—
Stock options exercised	288,962	3	3,017					3,020		3,020
Purchase of treasury stock including shares withheld to cover tax liabilities						(20,260)		(20,260)		(20,260)
Omnibus Equity Plan shares granted from treasury stock, net			(2,135)			2,135		—		—
Reclassification due to the adoption of ASU No. 2018-02					5,072		(5,072)	—		—
Net unrealized losses on AFS securities arising during the period (net of tax of $1,135)							(3,641)	(3,641)		(3,641)
Accretion of unrealized losses on AFS securities transferred to HTM during the period (net of tax of $212)							726	726		726
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $23)							(77)	(77)		(77)
Unrealized gain on cash flow hedge arising during the period (net of tax of $1,528)							5,247	5,247		5,247
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $370)							955	955		955
BALANCE, SEPTEMBER 30, 2018	84,792,542	$848	$812,346	$(25,227)	$413,481	$(136,622)	$(28,148)	$1,036,678	$468	$1,037,146

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

Unaudited Condensed Consolidated Statements of Cash Flows

(Dollars in thousands)

	For the Nine Months ended September 30,
	2018	2017
OPERATING ACTIVITIES:
Net income attributable to Beneficial Bancorp, Inc.	$34,118	$27,268
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	4,581	2,100
Depreciation and amortization	4,290	4,628
Intangible amortization	597	1,350
Net gain on sale of insurance agency	(3,297)	—
Net (gain) loss on investment securities	(100)	7
Accretion of discount on investments	(100)	(155)
Amortization of premium on investments	2,148	3,055
Accretion of acquired loan and lease marks	(2,081)	(1,461)
Gain on sale of loans	(1,311)	(1,622)
Net (gain) loss from disposition of premises and equipment	(35)	90
Net gain on sale of other real estate	(88)	—
Other real estate impairment	—	146
Amortization of KSOP	3,256	3,148
(Increase) decrease in bank owned life insurance	(621)	688
Stock based compensation	10,401	10,761
Origination of loans held for sale	(7,690)	(12,851)
Proceeds from sale of loans	27,676	30,808
Changes in assets and liabilities:
Accrued interest receivable	(1,007)	(248)
Accrued interest payable	(27)	146
Income taxes payable	2,150	1,229
Other liabilities	(4,586)	(8,186)
Other assets	(2,167)	(258)
Net cash provided by operating activities	66,107	60,643
INVESTING ACTIVITIES:
Loans and leases originated or acquired	(878,766)	(902,908)
Principal repayment on loans and leases	964,982	863,893
Proceeds from sale of investment securities available for sale	511	—
Proceeds from maturities, calls or repayments of investment securities available for sale	47,880	68,054
Purchases of investment securities held to maturity	(500)	(40,031)
Proceeds from maturities, calls or repayments of investment securities held to maturity	98,765	82,722
Net (purchases) sales of money market and mutual funds	(30,643)	14,634
Net redemptions (purchases) of Federal Home Loan Bank stock	28	(1,979)
Purchase of equity method investment	(3,000)	—
Proceeds from sale of other real estate owned	231	861
Purchases of premises and equipment	(2,639)	(1,020)
Proceeds from sale of premises and equipment	118	—
Cash (used in) provided by other investing activities	(70)	1,009
Net cash provided by investing activities	196,897	85,235
FINANCING ACTIVITIES:
Increase in borrowed funds	30,000	135,000
Repayment of borrowed funds	(55,439)	(84,987)
Net increase in checking, savings and demand accounts	137,010	8,094
Net (decrease) increase in time deposits	(40,523)	4,636
Cash dividend paid to stockholders	(31,365)	(13,178)
Change in noncontrolling interest	(124)	—
Proceeds from the exercise of stock options	3,222	11,942
Cash paid to tax authorities related to stock based compensation awards	(5,904)	(7,065)
Purchase of treasury stock	(14,558)	(10,350)
Net cash provided by financing activities	22,319	44,092
NET INCREASE IN CASH AND CASH EQUIVALENTS	285,323	189,970
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	557,615	287,046
CASH AND CASH EQUIVALENTS, END OF PERIOD	842,938	$477,016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$22,680	$20,319
Cash payments for income taxes	8,632	12,499
Transfers of loans to other real estate owned	191	124

See accompanying notes to the unaudited condensed consolidated financial statements.

BENEFICIAL BANCORP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — PENDING MERGER WITH WSFS FINANCIAL CORPORATION

On August 8, 2018, WSFS Financial Corporation (“WSFS”) and the Company issued a joint press release announcing that WSFS and the Company have entered into an Agreement and Plan of Reorganization pursuant to which the Company will merge with and into WSFS, with WSFS as the surviving entity.  Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, stockholders of Beneficial will receive 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock.  The transaction is subject to customary closing conditions and is expected to close during the first quarter of 2019.

Net income for the three and nine months ended September 30, 2018 includes $2.3 million of professional fees associated with the pending merger of Beneficial with WSFS.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes thereto contained in the Annual Report on Form 10-K filed by Beneficial Bancorp, Inc. (the “Company” or “Beneficial”) with the U.S. Securities and Exchange Commission on February 28, 2018.  The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018 or any other period.

Principles of Consolidation

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  Specifically, the financial statements include the accounts of Beneficial Bank (the “Bank”), the Company’s wholly owned subsidiary, and the Bank’s wholly and majority owned subsidiaries. The Bank’s wholly and majority owned subsidiaries include: (i) Neumann Finance Company, a majority owned subsidiary, formed to originate small business leases, (ii) Neumann Corporation, a Delaware corporation and (iii) Beneficial Equipment Finance Corporation (formerly BSB Union Corporation), an equipment leasing company. Additionally, the Bank has subsidiaries that hold other real estate acquired in foreclosure or transferred from the Bank’s real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated.  The various services and products support each other and are interrelated.  During the quarter ended September 30, 2018, the Company entered into an asset purchase agreement with a third party to sell the net assets of Beneficial Insurance Services, LLC, a former wholly owned subsidiary of the Bank, and exit that business.  In connection with that sale, Beneficial received net proceeds of $14.1 million on October 1, 2018 and realized a net gain of $3.3 million as the sale proceeds exceeded our carrying amount for Beneficial Insurance Services including goodwill and intangible assets during the three months ended September 30, 2018.  Goodwill and intangible assets that related to Beneficial Insurance Services decreased $10.2 million during the quarter ended September 30, 2018 as a result of the sale.

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

NOTE 3 — NATURE OF OPERATIONS

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

On August 8, 2018, the Company and WSFS issued a press release announcing the proposed merger of the Company with and into WSFS.  See “Note 1 — Pending Merger with WSFS Financial Corporation” for additional information.

NOTE 4 — NON-INTEREST INCOME

During the nine months ended September 30, 2018, the Company adopted ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606.   The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Insurance commission income	$1,356	$1,798	$4,681	$5,516
Debit card interchange fee income	2,059	1,911	6,213	5,724
Returned check charges	1,016	1,078	2,983	2,972
Bank owned life insurance	726	589	2,286	2,483
Limited partnership losses and amortization	(44)	88	(720)	(493)
Other service charges	1,185	1,225	3,607	3,656
Mortgage banking & SBA income	309	424	1,480	1,748
Net (loss) gain on investment securities	(23)	(1)	100	(7)
Net gain on sale of insurance agency	3,297	—	3,297	—
Total non-interest income	$9,881	$7,112	$23,927	$21,599

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

NOTE 5 — CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the nine months ended September 30, 2018 and September 30, 2017.  All amounts are presented net of tax.

(Dollars in thousands)	Net unrealized holding losses on available- for-sale securities	Net unrealized gains on equity securities	Defined benefit pension plan items	Cash Flow Hedge	Total

Beginning balance, January 1, 2018	$(826)	$—	$(25,888)	$587	$(26,127)
Changes in other comprehensive loss before reclassifications:
Unrealized holding losses on AFS securities	(3,641)	—	—	—	(3,641)
Accretion of unrealized losses on AFS securities transferred to HTM	726	—	—	—	726
Unrealized gain on cash flow hedge	—	—	—	5,247	5,247
Amount reclassified from accumulated other comprehensive loss	(77)	—	955	—	878
Total changes in current-period other comprehensive loss before reclassifications	(2,992)	—	955	5,247	3,210
Changes in other comprehensive loss as a result of reclassifications:
Effect of adoption of ASU 2016-01 equity securities	—	(159)	—	—	(159)
Reclassification due to the adoption of ASU No. 2018-02	(199)	—	(4,999)	126	(5,072)
Total changes in other comprehensive loss as a result of reclassifications	(199)	(159)	(4,999)	126	(5,231)
Net other comprehensive (loss) income	(3,191)	(159)	(4,044)	5,373	(2,021)
Ending balance, September 30, 2018	$(4,017)	$(159)	$(29,932)	$5,960	$(28,148)

	Net unrealized
	holding gains on
	available-for-sale	Defined benefit
(Dollars in thousands)	securities	pension plan items	Total

Beginning balance, January 1, 2017	$(747)	$(25,086)	$(25,833)
Changes in other comprehensive loss before reclassifications:
Unrealized holding gains on AFS securities	783	—	783
Accretion of unrealized losses on AFS securities transferred to HTM	378	—	378
Amount reclassified from accumulated other comprehensive loss	4	891	895
Net current-period other comprehensive income	1,165	891	2,056
Ending balance, September 30, 2017	$418	$(24,195)	$(23,777)

The following tables present reclassifications out of AOCI by component for the nine months ended September 30, 2018 and September 30, 2017:

For the Nine Months Ended September 30, 2018

(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
Components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(100)		Net gain on sale of investment securities
	23		Income tax expense
	$(77)		Net of tax
Amortization of defined benefit pension items
Prior service costs	$(364	)(1)	Other non-interest expense
Net recognized actuarial losses	1,689	(1)	Other non-interest expense
	$1,325		Total before tax
	(370)		Income tax benefit
	$955		Net of tax

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

NOTE 6 — EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee savings and stock ownership plan (“KSOP”) shares and unvested restricted stock shares. Since the Company paid dividends during the nine months ended September 30, 2018 and 2017, the Company was required to use the two-class method for both periods to calculate earnings per share as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share is computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period. Net earnings per share for both common shares and participating securities was the same for the three and nine months ended September 30, 2018 and 2017. See Note 17 for further discussion of stock grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share and per share amounts)	2018	2017	2018	2017
Basic and diluted earnings per share:
Net income	$12,390	$9,428	$34,118	$27,268
Net income allocated to unvested restricted stock	(214)	(273)	(855)	(986)
Net income allocated to common shares	$12,176	$9,155	$33,263	$26,282

Basic average common shares outstanding	71,012,206	70,781,924	70,846,044	70,487,219
Effect of dilutive securities	626,280	512,308	626,824	605,796
Dilutive average shares outstanding	71,638,486	71,294,232	71,472,868	71,093,015
Net earnings per share
Basic	$0.17	$0.13	$0.47	$0.37
Diluted	$0.17	$0.13	$0.47	$0.37

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. There were no stock options that were anti-dilutive for both the three and nine months ended September 30, 2018 and 2017.

NOTE 7 — INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$—	$—	$—	$—
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	2,961	—	88	2,873
Ginnie Mae guaranteed mortgage certificates	2,413	75	—	2,488
GSE mortgage-backed securities	203,337	1,257	4,992	199,602
GSE collateralized mortgage obligations	9,971	14	168	9,817
Municipal bonds	1,809	38	—	1,847
Corporate securities	23,490	10	202	23,298
Money market and mutual funds	47,138	—	3	47,135

Total	$291,119	$1,394	$5,453	$287,060

	September 30, 2018
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$383,007	$75	$13,928	$369,154
GSE & Agency collateralized mortgage obligations	53,262	—	2,189	51,073
Municipal bonds	380	16	—	396
Foreign bonds	2,000	—	3	1,997

Total	$438,649	$91	$16,120	$422,620

	December 31, 2017
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity securities	$250	$160	$—	$410
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	3,488	—	35	3,453
Ginnie Mae guaranteed mortgage certificates	2,980	108	—	3,088
GSE mortgage-backed securities	245,926	2,378	2,164	246,140
Collateralized mortgage obligations	14,910	17	153	14,774
Municipal bonds	1,792	74	—	1,866
Corporate securities	23,489	594	—	24,083
Money market and mutual funds	16,498	—	4	16,494

Total	$309,333	$3,331	$2,356	$310,308

	December 31, 2017
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$472,259	$677	$3,668	$469,268
Collateralized mortgage obligations	63,038	—	942	62,096
Municipal bonds	505	32	—	537
Foreign bonds	1,500	24	—	1,524

Total	$537,302	$733	$4,610	$533,425

During the nine months ended September 30, 2018, the Bank sold $190 thousand of mutual funds that resulted in a loss of $2 thousand.  During the nine months ended September 30, 2018, the Bank sold $511 thousand of equity securities and recognized a gain of $102 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	At September 30, 2018
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored Enterprise (“GSE”) and Agency notes	$—	$—	$2,873	$88	$2,873	$88
Mortgage-backed securities	217,796	5,272	322,023	13,648	539,819	18,920
Corporate securities	18,298	202	—	—	18,298	202
Collateralized mortgage obligations	13,910	480	46,216	1,877	60,126	2,357
Foreign Bond	1,496	3	—	—	1,496	3
Subtotal, debt securities	$251,500	$5,957	$371,112	$15,613	$622,612	$21,570
Mutual funds	—	—	221	3	221	3
Total	$251,500	$5,957	$371,333	$15,616	$622,833	$21,573

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$3,453	$35	$—	$—	$3,453	$35
Mortgage-backed securities	378,645	2,488	175,947	3,344	554,592	5,832
Collateralized mortgage obligations	55,928	770	20,065	325	75,993	1,095
Subtotal, debt securities	$438,026	$3,293	$196,012	$3,669	$634,038	$6,962
Mutual funds	408	4	—	—	408	4
Total	$438,434	$3,297	$196,012	$3,669	$634,446	$6,966

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”).  The Company had an unrealized loss of $18.9 million related to its GSE mortgage-backed securities as of September 30, 2018.  Additionally, the Company had an unrealized loss of $2.4 million on GSE & Agency collateralized mortgage obligations, an unrealized loss of $88 thousand on GSE Notes, an unrealized loss of $202 thousand on corporate securities, an unrealized loss of $3 thousand on foreign bonds and an unrealized loss of $3 thousand on mutual funds as of September 30, 2018.

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes

The Company’s investments that were in a loss position for greater than 12 months included GSE Notes with an unrealized loss of 3.0% as of September 30, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2018.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 4.1% as of September 30, 2018.  The Company’s investments that were in a loss position for less than 12 months included GSE mortgage-backed securities with an unrealized loss of 2.4% as of September 30, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2018.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE & Agency CMOs with an unrealized loss of 3.9% as of September 30, 2018.  The Company’s investment that was in a loss position for less than 12 months included one Agency CMO with an unrealized loss of 3.3%.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at September 30, 2018.

Corporate Securities

The Company’s investments that were in a loss position for less than 12 months included Corporate Securities with an unrealized loss of 1.1% as of September 30, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized loss is due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell this investment before recovery of its amortized cost, which may be at maturity, the Company does not consider this investment to be other-than temporarily impaired at September 30, 2018.

Foreign Bonds

The Company’s investment that was in a loss position for less than 12 months included one Foreign Bond with an unrealized loss of 0.2% as of September 30, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized loss is due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell this investment before recovery of its amortized cost, which may be at maturity, the Company does not consider this investment to be other-than temporarily impaired at September 30, 2018.

The following table sets forth the stated maturities of the investment securities at September 30, 2018 and December 31, 2017. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans.  For purposes of this table they are presented separately.

	September 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,770	4,720	5,280	5,319
Due after five years through ten years	23,490	23,298	23,489	24,083
Due after ten years	—	—	—	—
Mortgage-backed securities	215,721	211,907	263,816	264,002
Equity securities	—	—	250	410
Money market and mutual funds	47,138	47,135	16,498	16,494

Total	$291,119	$287,060	$309,333	$310,308

Held-to-maturity:
Due in one year or less	$125	$128	$125	$127
Due after one year through five years	2,255	2,265	1,880	1,934
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities	436,269	420,227	535,297	531,364

Total	$438,649	$422,620	$537,302	$533,425

At September 30, 2018 and December 31, 2017, $82.7 million and $78.1 million, respectively, of securities were pledged to secure municipal deposits.

NOTE 8 — LOANS

Loans at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,450,590	$106,153	$868	$1,557,611
Commercial business loans	562,988	80,567	450	644,005
Commercial small business leases	107,231	28,143	—	135,374
Commercial construction	145,776	—	—	145,776
Total commercial loans	2,266,585	214,863	1,318	2,482,766

Residential:
Residential real estate	939,811	41,159	97	981,067
Total residential loans	939,811	41,159	97	981,067

Consumer loans:
Home equity & lines of credit	188,906	16,866	205	205,977
Personal	8,450	5,775	45	14,270
Education	133,877	—	—	133,877
Automobile	108,424	—	—	108,424
Total consumer loans	439,657	22,641	250	462,548
Total loans	3,646,053	278,663	1,665	3,926,381

Allowance for losses	(43,137)	—	—	(43,137)
Loans, net	$3,602,916	$278,663	$1,665	$3,883,244

	December 31, 2017
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,448,226	$128,659	$5,037	$1,581,922
Commercial business loans	568,241	100,613	1,235	670,089
Commercial small business leases	92,632	48,622	—	141,254
Commercial construction	146,633	—	—	146,633
Total commercial loans	2,255,732	277,894	6,272	2,539,898

Residential:
Residential real estate	897,052	46,414	107	943,573
Total residential loans	897,052	46,414	107	943,573

Consumer loans:
Home equity & lines of credit	208,191	19,712	206	228,109
Personal	10,978	6,237	56	17,271
Education	147,582	—	—	147,582
Automobile	157,697	—	—	157,697
Total consumer loans	524,448	25,949	262	550,659
Total loans	3,677,232	350,257	6,641	4,034,130

Allowance for losses	(43,267)	—	—	(43,267)
Loans, net	$3,633,965	$350,257	$6,641	$3,990,863

During the three and nine months ended September 30, 2018, the Company recorded a $210 thousand and $1.0 million net gain on the sale of $6.8 million and $18.9 million, respectively, of guaranteed Small Business Administration (“SBA”) loans that is included in “mortgage banking and SBA income” on the consolidated statements of income.  As of September 30, 2018, the Bank retained the $5.6 million outstanding unguaranteed portion of the loans and the related servicing rights for the loans and receives a 1.0% servicing fee from the purchaser of the loans.

As of September 30, 2018, the Company had $473 thousand residential loans held for sale compared to $245 thousand of residential loans held for sale at December 31, 2017. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Loans held for sale are loans originated by the Bank to be sold to a third party who is under contractual obligation to purchase the loans from the Bank.

During the three and nine months ended September 30, 2018, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $2.6 million and $7.5 million, respectively, and recorded mortgage banking income of approximately $99 thousand and $439 thousand, respectively.  During the three and nine months ended September 30, 2017, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $3.6 million and $14.4 million, respectively, and recorded mortgage banking income of approximately $176 thousand and $562 thousand, respectively.  The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans. Please refer to Note 21 — Servicing Rights for additional information.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At September 30, 2018, shared national credits totaled $163.8 million, which included $100.3 million of leveraged lending transactions.  All shared national credits were classified as pass rated as of September 30, 2018 as all payments are current and the loans are performing in accordance with their contractual terms.  During the three months ended September 30, 2018, a $7.6 million non-performing shared national credit was sold. Management had established a $1.5 million specific valuation allowance to cover risk associated with this loan as of June 30, 2018 and December 31, 2017.  The actual loss for the loan was $766 thousand.  All other shared national credits were classified as pass rated as of December 31, 2017 as all payments are current and the loans are performing in accordance with their contractual terms.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of September 30, 2018, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of (1) a specific valuation allowance on identified problem loans and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  The Company did not maintain a specific valuation allowance as of September 30, 2018.  As of December 31, 2017, the Company maintained a $1.5 million specific valuation allowance for the previously mentioned shared national credit.

The summary activity in the allowance for loan losses for all portfolios for the nine months ended September 30, 2018 and 2017, and for the year ended December 31, 2017, is as follows:

	Nine Months Ended		Year Ended
	September 30,		December 31,
(Dollars in thousands)	2018	2017	2017

Balance, beginning of year	$43,267	$43,261	$43,261
Provision for loan losses	4,581	2,100	3,118
Charge-offs	(5,947)	(3,873)	(5,476)
Recoveries	1,236	1,782	2,364

Balance, end of period	$43,137	$43,270	$43,267

The following tables set forth the activity in the allowance for loan losses by portfolio for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	COMMERCIAL			RESIDENTIAL	CONSUMER
September 30, 2018 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$28,205	$10,519	$961	$963	$838	$491	$255	$121	$914	$43,267
Charge-offs	(399)	(1,665)	(1,148)	—	(709)	(414)	(261)	(142)	(1,209)	(5,947)
Recoveries	55	110	311	59	4	95	107	—	495	1,236
Provision (credit)	314	882	1,274	310	800	265	76	147	513	4,581
Allowance ending balance	$28,175	$9,846	$1,398	$1,332	$933	$437	$177	$126	$713	$43,137

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	28,175	9,846	1,398	1,332	933	437	177	126	713	43,137
Total Allowance	$28,175	$9,846	$1,398	$1,332	$933	$437	$177	$126	$713	$43,137

Financing receivable:
Ending balance
Individually evaluated for impairment	$9,672	$2,260	$—	$—	$5,333	$1,492	$60	$—	$—	$18,817
Collectively evaluated for impairment	1,440,918	560,728	107,231	145,776	934,478	187,414	8,390	133,877	108,424	3,627,236
Acquired non-credit impaired loans (2)	106,153	80,567	28,143	—	41,159	16,866	5,775	—	—	278,663
Acquired credit impaired loans (1)	868	450	—	—	97	205	45	—	—	1,665
Total Portfolio	$1,557,611	$644,005	$135,374	$145,776	$981,067	$205,977	$14,270	$133,877	$108,424	$3,926,381

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at September 30, 2018 and December 31, 2017:

Commercial and Residential Loans

Credit Risk Internally Assigned

	September 30, 2018
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,434,907	92%	$555,406	86%	$107,231	79%	$145,776	100%	$938,194	96%	$3,181,514	93%
Acquired non- credit impaired loans	103,058	7%	73,259	11%	28,143	21%	—	—%	41,053	4%	245,513	7%
Total Pass	1,537,965	99%	628,665	97%	135,374	100%	145,776	100%	979,247	100%	3,427,027	100%
Special Mention
Originated loans	3,716	—%	4,285	1%	—	—%	—	—%	—	—%	8,001	—%
Acquired non-credit impaired loans	208	—%	1,162	—%	—	—%	—	—%	—	—%	1,370	—%
Total Special Mention	3,924	—%	5,447	1%	—	—%	—	—%	—	—%	9,371	—%
Substandard
Originated loans	11,967	1%	3,297	1%	—	—%	—	—%	1,617	—%	16,881	—%
Acquired non-credit impaired loans	2,887	—%	6,146	1%	—	—%	—	—%	106	—%	9,139	—%
Acquired credit impaired loans	868	—%	450	—%	—	—%	—	—%	97	—%	1,415	—%
Total Substandard	15,722	1%	9,893	2%	—	—%	—	—%	1,820	—%	27,435	—%
Doubtful
Originated loans	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$1,557,611	100%	$644,005	100%	$135,374	100%	$145,776	100%	$981,067	100%	$3,463,833	100%

Commercial and Residential Loans

Credit Risk Internally Assigned

	December 31, 2017
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,436,514	91%	$554,813	83%	$92,632	66%	$146,633	100%	$895,475	95%	$3,126,067	91%
Acquired non- credit impaired loans	124,575	8%	90,371	13%	48,622	34%	—	—%	46,192	5%	309,760	9%
Total Pass	1,561,089	99%	645,184	96%	141,254	100%	146,633	100%	941,667	100%	3,435,827	100%
Special Mention
Originated loans	5,779	—%	1,910	—%	—	—%	—	—%	—	—%	7,689	—%
Acquired non-credit impaired loans	483	—%	4,338	1%	—	—%	—	—%	—	—%	4,821	—%
Total Special Mention	6,262	—%	6,248	1%	—	—%	—	—%	—	—%	12,510	—%
Substandard
Originated loans	5,933	1%	3,565	1%	—	—%	—	—%	1,577	—%	11,075	—%
Acquired non-credit impaired loans	3,601	—%	5,904	1%	—	—%	—	—%	222	—%	9,727	—%
Acquired credit impaired loans	5,037	—%	1,235	—%	—	—%	—	—%	107	—%	6,379	—%
Total Substandard	14,571	1%	10,704	2%	—	—%	—	—%	1,906	—%	27,181	—%
Doubtful
Originated loans	—	—%	7,953	1%	—	—%	—	—%	—	—%	7,953	—%
Total Doubtful	—	—%	7,953	1%	—	—%	—	—%	—	—%	7,953	—%
Total	$1,581,922	100%	$670,089	100%	$141,254	100%	$146,633	100%	$943,573	100%	$3,483,471	100%

During 2017, one shared national credit with an outstanding balance of $7.6 million as of June 30, 2018 was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators. During the three months ended September 30, 2018, this $7.6 million non-performing shared national credit was sold. Management had established a $1.5 million specific valuation allowance to cover risk associated with this loan as of June 30, 2018 and December 31, 2017.  The actual loss for the loan was $766 thousand.

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent except for education loans which are guaranteed by the U.S. government.  Non-performing consumer loans include loans on non-accrual status and education loans that are greater than 90 days delinquent.  The following tables set forth the consumer loan risk profile based on payment activity as of September 30, 2018 and December 31, 2017:

Consumer and Residential Loans

Credit Risk Internally Assigned

	September 30, 2018
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$187,622	91%	$8,393	60%	$120,675	90%	$108,424	100%	$425,114	92%
Acquired non-credit impaired loans	16,791	8%	5,589	39%	—	—%	—	—%	22,380	5%
Acquired credit impaired loans	205	—%	45	—%	—	—%	—	—%	250	—%
Total Performing	204,618	99%	14,027	99%	120,675	90%	108,424	100%	447,744	97%
Nonperforming
Originated loans	1,284	1%	57	—%	13,202	10%	—	—%	14,543	3%
Acquired non-credit impaired loans	75	—%	186	1%	—	—%	—	—%	261	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,359	1%	243	1%	13,202	10%	—	—%	14,804	3%
Total	$205,977	100%	$14,270	100%	$133,877	100%	$108,424	100%	$462,548	100%

	December 31, 2017
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$207,036	90%	$10,883	63%	$133,430	90%	$157,697	100%	$509,046	92%
Acquired non-credit impaired loans	19,621	9%	5,987	35%	—	—%	—	—%	25,608	5%
Acquired credit impaired loans	206	—%	56	—%	—	—%	—	—%	262	—%
Total Performing	226,863	99%	16,926	98%	133,430	90%	157,697	100%	534,916	97%
Nonperforming
Originated loans	1,155	1%	95	1%	14,152	10%	—	—%	15,402	3%
Acquired non-credit impaired loans	91	—%	250	1%	—	—%	—	—%	341	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,246	1%	345	2%	14,152	10%	—	—%	15,743	3%
Total	$228,109	100%	$17,271	100%	$147,582	100%	$157,697	100%	$550,659	100%

Loans Acquired with Deteriorated Credit Quality

The outstanding principal balance and related carrying amount of loans acquired with deteriorated credit quality, for which the Company applies the provisions of ASC 310-30, as of September 30, 2018, are as follows:

September 30,
(Dollars in thousands)	2018

Outstanding principal balance	$2,694
Carrying amount	1,665

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Aged Analysis of Past Due and Non-accrual Financing Receivables

As of September 30, 2018

														Recorded
	30-59		60-89		> 90									Investment
	Days		Days		Days		Total		Acquired			Total		>90 Days
	Past		Past		Past		Past		Credit			Financing		And	Non-
(Dollars in thousands)	Due		Due		Due		Due		Impaired	Current		Receivables		Accruing	Accruing (1)
Commercial:
Commercial real estate	$912	7%	$2,393	34%	$2,977	15%	$6,282	15%	$868	$1,550,461	41%	$1,557,611	41%	$—	$6,041	38%
Commercial business loans	1,091	8%	797	11%	743	4%	2,631	7%	450	640,924	16%	644,005	16%	—	2,896	19%
Commercial small business leases	705	5%	441	6%	—	—%	1,146	3%	—	134,228	3%	135,374	3%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	—	145,776	4%	145,776	4%	—	—	—%
Total commercial	$2,708	20%	$3,631	51%	$3,720	19%	$10,059	25%	$1,318	$2,471,389	64%	$2,482,766	64%	$—	$8,937	57%

Residential:
Residential real estate	$1,687	12%	$101	1%	$1,978	10%	$3,766	9%	$97	$977,204	25%	$981,067	25%	$—	$4,888	32%
Total residential	$1,687	12%	$101	1%	$1,978	10%	$3,766	9%	$97	$977,204	25%	$981,067	25%	$—	$4,888	32%

Consumer loans:
Home equity & lines of credit	$729	5%	$192	3%	$470	2%	$1,391	3%	$205	$204,381	5%	$205,977	5%	$—	$1,359	9%
Personal	113	1%	16	—%	110	1%	239	1%	45	13,986	—%	14,270	—%	—	243	2%
Education	5,650	41%	2,843	41%	13,202	68%	21,695	54%	—	112,182	3%	133,877	3%	13,202	—	—%
Automobile	2,819	21%	258	4%	—	—%	3,077	8%	—	105,347	3%	108,424	3%	—	—	—%
Total consumer	$9,311	68%	$3,309	48%	$13,782	71%	$26,402	66%	$250	$435,896	11%	$462,548	11%	$13,202	$1,602	11%

Total	$13,706	100%	$7,041	100%	$19,480	100%	$40,227	100%	$1,665	$3,884,489	100%	$3,926,381	100%	$13,202	$15,427	100%

(1)         Non-accruing loans do not include $1.7 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of September 30, 2018 and 2017.

	September 30,		September 30,
	2018		2017
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	—	$—	1	$1,254
Commercial business loans	—	—	1	69
Total commercial	—	—	2	1,323

Residential:
Residential real estate	4	194	6	417
Total real estate loans	4	194	6	417

Consumer loans:
Home equity & lines of credit	1	54	2	70
Total consumer loans	1	54	2	70
Total loans	5	$248	10	$1,810

The following tables summarize information about TDRs as of and for the nine months ended September 30, 2018 and 2017:

For the Nine Months Ended September 30, 2018
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—	—
Outstanding principal balance at period end	5	248
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	24

	For the Nine Months Ended September 30, 2017
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	5	$1,472
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	3	188
Temporary reduction in interest rate	2	1,284
Deferral of interest due	—	—
Below market interest rate granted	—	—
Outstanding principal balance immediately before modification	—	—
Outstanding principal balance immediately after modification	—	—
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination	—
Outstanding principal balance at period end	10	1,810
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	61

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

Components of Impaired Loans

Impaired Loans

Year to date September 30, 2018

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$6,041	$6,210	$—	$3,615	$—	$—
Commercial Business	2,896	3,109	—	2,758	—	—
Commercial small business leases	—	—	—	—	—	—
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	4,888	5,588	—	5,921	—	—
Home Equity and Lines of Credit	1,359	1,359	—	1,388	—	—
Personal	243	243	—	286	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	1	—	—
Total Impaired Loans:	$15,427	$16,509	$—	$13,969	$—	$—
Impaired loans with a related specific allowance recorded:

Commercial Business	$—	$—	$—	$6,334	$—	$—
Total impaired loans with a related specific allowance recorded:	$—	$—	$—	$6,334	$—	$—
Total Impaired Loans:
Commercial	$8,937	$9,319	$—	$12,707	$—	$—
Residential	4,888	5,588	—	5,921	—	—
Consumer	1,602	1,602	—	1,675	—	—
Total	$15,427	$16,509	$—	$20,303	$—	$—

The impaired loans table above does not include $1.7 million of acquired credit impaired loans, which have been recorded at their fair value at acquisition.

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

Generally, the Company will charge-off the collateral or discounted cash flow deficiency on all impaired loans.  Interest income that would have been recorded for the nine months ended September 30, 2018, had impaired loans been current according to their original terms, amounted to $719 thousand.  Non-performing loans (which include non-accrual loans and loans past due 90 days or more and still accruing) at September 30, 2018 and December 31, 2017 amounted to $28.6 million and $34.7 million, respectively, and included $13.2 million and $14.2 million, respectively, of government guaranteed student loans.  The decrease in non-performing loans can primarily be attributed the previously mentioned sale of a $7.6 million shared national credit during the three months ended September 30, 2018.

NOTE 9 — GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions are accounted for in accordance with the accounting guidance in FASB ASC Topic 350 Intangibles - Goodwill and Other. As of September 30, 2018, the other intangibles consisted of $1.4 million of core deposit intangibles, which are amortized over an estimated useful life of ten years.

Goodwill and other intangibles at September 30, 2018 are summarized below.

(Dollars in thousands)	Goodwill	Intangibles
Balance at January 1, 2018	$169,002	$2,884
Amortization	—	(597)
Sale of Insurance Agency	(9,331)	(859)
Balance at September 30, 2018	$159,671	$1,428

During the quarter ended September 30, 2018, the Company entered into an asset purchase agreement with a third party to sell the net assets of Beneficial Insurance Services, LLC and exit that business.  In connection with that sale, the Company received net proceeds of $14.1 million and realized a net gain of $3.3 million as the sale proceeds exceeded the carrying amount for Beneficial Insurance Services including goodwill and intangible assets.  Goodwill and intangible assets that related to Beneficial Insurance Services decreased $10.2 million during the quarter ended September 30, 2018 as a result of the sale.

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

During the nine months ended September 30, 2018, the Company noted no indicators of impairment as it relates to goodwill or other intangibles.

NOTE 10 — OTHER ASSETS

The following table provides selected information on other assets at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Investments in affordable housing and other investments	$6,103	$4,053
Prepaid assets	3,802	2,691
Net deferred tax assets	22,023	22,975
Servicing rights	2,655	2,341
Interest rate swaps	11,036	2,713
Receivable from sale of insurance agency	14,059	—
Other assets	3,738	4,614
Total other assets	$63,416	$39,387

The Company follows the authoritative guidance under ASC 860-50 - Servicing Assets and Liabilities to account for its servicing rights. The Company utilizes the fair value measurement method to value its servicing rights at fair value in accordance with ASC 860-50.  Under the fair value measurement method, the Company measures its servicing rights at fair value at each reporting date and reports changes in the fair value of its servicing rights in earnings in the period in which the changes occur.  See Note 21 for further discussion of servicing rights.

NOTE 11 — DEPOSITS

Deposits consisted of the following major classifications at September 30, 2018 and December 31, 2017:

	September 30,	% of Total	December 31,	% of Total
(Dollars in thousands)	2018	Deposits	2017	Deposits

Non-interest bearing deposits	$552,111	13.0%	$563,185	13.6%
Interest-earning checking accounts	1,074,407	25.3%	898,263	21.6%
Municipal checking accounts	124,116	2.9%	123,697	3.0%
Money market accounts	395,405	9.3%	419,773	10.1%
Savings accounts	1,284,764	30.3%	1,288,875	31.1%
Certificates of deposit	816,177	19.2%	856,700	20.6%
Total deposits	$4,246,980	100.0%	$4,150,493	100.0%

NOTE 12 — BORROWED FUNDS

Borrowed funds at September 30, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	September 30, 2018	December 31, 2017
FHLB advances	$515,000	$515,000
Statutory trust debenture	—	25,439
Total borrowed funds	$515,000	$540,439

During the first quarter of 2018, the Company paid off the statutory trust debenture of $25.4 million that was at a rate of 3.17%.

The Company’s borrowing capacity with the FHLB of Pittsburgh is collateralized by loans. At September 30, 2018 and December 31, 2017, loans in the amount of $2.8 billion and $2.7 billion, respectively, collateralized the Company’s total borrowing capacity with the FHLB of Pittsburgh of $2.1 billion.  At September 30, 2018, remaining borrowings available with the FHLB were $1.6 billion.  The Company also pledges loans to secure its available borrowing capacity at the Federal Reserve Bank of Philadelphia.  At September 30, 2018 and December 31, 2017, loans in the amount of $269.7 million and $193.6 million, respectively, were pledged to secure the Company’s borrowing capacity at the Federal Reserve Bank of Philadelphia of $187.4 million and $146.2 million, respectively.

NOTE 13 — OTHER LIABILITIES

The following table provides selected information on other liabilities at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(Dollars in thousands)	2018	2017
Accrued pension and other postretirement benefits	$25,014	$27,888
Other accrued expenses	13,997	14,351
Mortgage escrow	8,176	10,952
Deferred rent	7,471	7,425
Accrued interest	3,012	3,039
Income taxes payable	1,416	—
Other liabilities	9,411	9,351
Total other liabilities	$68,497	$73,006

NOTE 14 — REGULATORY CAPITAL REQUIREMENTS

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

As of September 30, 2018, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of September 30, 2018 and December 31, 2017:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2018:
Tier 1 Leverage (to average assets)	$895,384	15.78%	$226,937	4.00%	$283,671	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	895,384	22.55%	178,652	4.50%	258,053	6.50%
Tier 1 Capital (to risk weighted assets)	895,384	22.55%	238,203	6.00%	317,604	8.00%
Total Capital (to risk weighted assets)	938,636	23.64%	317,604	8.00%	397,005	10.00%

As of December 31, 2017:
Tier 1 Leverage (to average assets)	$914,552	16.19%	$225,909	4.00%	$282,387	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	889,113	22.12%	180,841	4.50%	261,215	6.50%
Tier 1 Capital (to risk weighted assets)	914,552	22.76%	241,121	6.00%	321,495	8.00%
Total Capital (to risk weighted assets)	958,013	23.84%	321,495	8.00%	401,869	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of September 30, 2018 and December 31, 2017:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio

As of September 30, 2018:
Tier 1 Leverage (to average assets)	$757,577	13.36%	$226,876	4.00%	$283,596	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	757,577	19.10%	178,521	4.50%	257,864	6.50%
Tier 1 Capital (to risk weighted assets)	757,577	19.10%	238,028	6.00%	317,371	8.00%
Total Capital (to risk weighted assets)	800,829	20.19%	317,371	8.00%	396,714	10.00%

As of December 31, 2017:
Tier 1 Leverage (to average assets)	$816,461	14.46%	$225,870	4.00%	$282,337	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	816,461	20.34%	180,662	4.50%	260,956	6.50%
Tier 1 Capital (to risk weighted assets)	816,461	20.34%	240,882	6.00%	321,177	8.00%
Total Capital (to risk weighted assets)	859,852	21.42%	321,177	8.00%	401,471	10.00%

NOTE 15 — INCOME TAXES

For the three months ended September 30, 2018, the Company recorded a provision for income taxes of $4.3 million, reflecting an effective tax rate of 25.9%, compared to a provision for income taxes of $5.5 million, reflecting an effective tax rate of 36.8%, for the three months ended September 30, 2017.  For the nine months ended September 30, 2018, the Company recorded a provision for income taxes of $10.8 million, reflecting an effective tax rate of 24.2%, compared to a provision for income taxes of $13.7 million, reflecting an effective tax rate of 33.5%, for the nine months ended September 30, 2017. The decrease in the effective tax rate for the three and nine months ended September 30, 2018 compared to the same periods a year ago was primarily due to the passage of the Tax Cuts and Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

As of September 30, 2018, the Company had net deferred tax assets totaling $22.0 million.  These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established.  The Company regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as September 30, 2018. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFITS

The Bank has noncontributory defined benefit pension plans covering many of its employees.  Additionally, the Company sponsors nonqualified supplemental employee retirement plans for certain participants.  The Bank also provides certain postretirement benefits to qualified former employees.  These postretirement benefits principally pertain to certain health and life insurance coverage. Information relating to these employee benefit programs is included in the tables that follow.

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

The components of net pension cost are as follows:

(Dollars in thousands)

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Service cost	$—	$—	$9	$19
Interest cost	764	834	124	183
Expected return on assets	(1,697)	(1,572)	—	—
Amortization of loss	418	490	(27)	47
Amortization of prior service cost	—	—	(121)	(121)
Net periodic pension (benefit) cost	$(515)	$(248)	$(15)	$128

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$—	$—	$81	$91
Interest cost	2,409	2,524	486	549
Expected return on assets	(5,086)	(4,701)	—	—
Amortization of loss	1,532	1,725	157	174
Amortization of prior service cost	—	—	(364)	(364)
Net periodic pension (benefit) cost	$(1,145)	$(452)	$360	$450

NOTE 17 — STOCK BASED COMPENSATION

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

Under the 2016 Omnibus Incentive Plan (“the 2016 Plan”), the Company has granted 2,595,614 of restricted stock awards to employees, officers and directors.  The restricted stock awards granted to directors vest generally over a 12 to 31 month period and the restricted stock awards granted to employees and officers vest over a three year period. Restricted stock awards include performance awards granted to certain officers of the Company that will vest only if the Company exceeds threshold goals related to credit quality, return on average assets and total shareholder return. Upon the adoption of the 2016 Plan, the Company’s 2008 Equity Incentive Plan (“EIP”) was terminated. However, outstanding awards under the 2008 EIP remain in effect in accordance with their original terms.

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the three and nine months ended September 30, 2018 was $3.4 million and $10.0 million, respectively, compared to $3.4 million and $10.0 million, respectively, for the three and nine months ended September 30, 2017.

The following table summarizes the non-vested stock award activity for the nine months ended September 30, 2018:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2018	2,131,972	$13.51
Issued	164,642	16.60
Vested	(978,056)	13.40
Forfeited	(7,354)	15.07
Non-vested Stock Awards outstanding, September 30, 2018	1,311,204	13.97

The following table summarizes the non-vested stock award activity for the three months ended September 30, 2017:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2017	2,960,572	$13.07
Issued	154,753	18.00
Vested	(904,019)	13.10
Forfeited	(79,334)	10.66
Non-vested Stock Awards outstanding, September 30, 2017	2,131,972	13.51

The fair value of the 978,056 shares that vested during the nine months ended September 30, 2018 was $16.1 million. The fair value of the 904,019 shares that vested during the nine months ended September 30, 2017 was $14.4 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. The Company did not grant any options during the nine months ended September 30, 2018 and 2017. All options issued contain vesting conditions that require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $145 thousand and $443 thousand for the three and nine months ended September 30, 2018, respectively, compared to $197 thousand and $724 for the three and nine months ended September 30, 2017.

A summary of option activity as of September 30, 2018 and changes during the nine month period ended September 30, 2018 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2018	1,727,249	$9.62
Granted	—	—
Exercised	(288,962)	10.45
Forfeited	—	—
Expired	—	—
September 30, 2018	1,438,287	9.46

A summary of option activity as of September 30, 2017 and changes during the nine month period ended September 30, 2017 is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2017	2,884,087	$9.59
Granted	—	—
Exercised	(1,015,943)	9.50
Forfeited	(37,175)	9.78
Expired	—	—
September 30, 2017	1,830,969	9.64

The weighted average remaining contractual term was approximately 4.40 years and the aggregate intrinsic value was $10.7 million for options outstanding as of September 30, 2018.  As of September 30, 2018, exercisable options totaled 1,263,977 with an average weighted exercise price of $9.25 per share, a weighted average remaining contractual term of approximately 4.21 years, and an aggregate intrinsic value of $9.7 million. The weighted average remaining contractual term was approximately 4.59 years and the aggregate intrinsic value was $12.7 million for options outstanding as of September 30, 2017.  As of September 30, 2017, exercisable options totaled 1,413,527 with an average weighted exercise price of $9.43 per share, a weighted average remaining contractual term of approximately 4.07 years, and an aggregate intrinsic value of $10.1 million.

As of September 30, 2018, there was $341 thousand of total unrecognized compensation cost related to options and $10.9 million in unrecognized compensation cost related to non-vested stock awards granted.  As of September 30, 2017, there was $1.0 million of total unrecognized compensation cost related to options and $21.9 million in unrecognized compensation cost related to non-vested stock awards granted.  The average weighted lives for the option expense were 0.86 and 1.57 years as of September 30, 2018 and September 30, 2017, respectively. The average weighted lives for the stock award expense 1.21 and 1.82 years at September 30, 2018 and September 30, 2017, respectively.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

At September 30, 2018 and December 31, 2017, the Company had outstanding commitments to purchase or originate new loans or leases aggregating $17.2 million and $29.4 million, respectively, commitments to customers on available lines of credit of $480.2 million and $443.1 million, respectively, commitments to fund commercial construction and other advances of $234.6 million and $159.3 million, respectively, and standby letters of credit of $25.8 million and $29.4 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans.  The Bank had a reserve for its unfunded commitments of $112 thousand and $124 thousand at September 30, 2018 and December 31, 2017, respectively.

The Company and its directors have been named in a lawsuit filed in Maryland state circuit court regarding compensation levels of directors in connection with equity awards granted in the second quarter of 2016 under the Company’s 2016 Omnibus Incentive Plan. The defendants believe the lawsuit, alleging breach of fiduciary duty and unjust enrichment under Maryland law, is without merit and intend to vigorously defend it.  During the first quarter of 2018, the Company participated in a mediation at which time all parties to the lawsuit, including the Company’s insurance carrier, agreed to a proposed settlement of the lawsuit.  The Company has denied any liability in connection with the lawsuit but agreed to a proposed settlement to avoid a costly and protracted process to litigate this matter.  Notification of the settlement was sent to the shareholders in June 2018 and the terms of the settlement were approved by the Maryland Court in

September 2018, subject to a 30 day appeal by any shareholders. The 30 day appeal period has elapsed and the final settlement will not have a material impact on the Company’s financial statements.

On October 15, 2018, one purported Beneficial stockholder filed a putative class action lawsuit against Beneficial and the members of the Beneficial board of directors in the United States District Court for the Southern District of New York, captioned Dappollone v. Beneficial Bancorp, Inc., et al., Docket No. 1:18-cv-09395. The plaintiff, on behalf of himself and similarly situated Beneficial stockholders, generally alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disclosing materially incomplete and misleading information about the merger to Beneficial stockholders. The plaintiff seeks injunctive relief, unspecified damages and an award of attorneys’ fees and expenses.

On October 19, 2018, another purported Beneficial stockholder filed a putative derivative and class action lawsuit against Beneficial, the members of the Beneficial board of directors and WSFS Bank in the Circuit Court for Baltimore City, Maryland, on behalf of himself and similarly situated Beneficial stockholders, and derivatively on behalf of Beneficial, captioned Parshall v. Farnesi et al., Case No.  The plaintiff generally alleges that the Beneficial board of directors breached its fiduciary obligations by approving the terms of the merger, including allegedly inadequate merger consideration and certain deal protection devices, and making materially incomplete disclosures about the merger to Beneficial stockholders. The plaintiff seeks injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses.

On October 31, 2018, three other purported Beneficial stockholders filed separate lawsuits against Beneficial and the members of the Beneficial board of directors in the District Court for the District of Maryland, captioned Wolenter v. Beneficial Bancorp, Inc. et al. (Case No. 1:18-cv-03379-JKB), Karp v. Beneficial Bancorp, Inc. et. al. (Case No. 1:18-cv-03381-ELH), and Bushanksy v. Beneficial Bancorp, Inc. et al. (Case No. 1:18-cv-03382-DKC). The plaintiffs each generally allege that the registration statement filed with the SEC on September 27, 2018 contains materially misleading omissions or misrepresentations in violation of Section 14(a) and Section 20(a) of the Exchange Act. The plaintiffs each seek injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses.

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

NOTE 19 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU 2018-15: Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this update. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.  The Company evaluated the amendments of this update and does not anticipate an impact to the consolidated financial statements.

Also in August 2018, the FASB issued ASU 2018-14: Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20)—Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The Board is issuing the amendments in this update as part of the disclosure framework project. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles that is most important to users of each entity’s financial statements. The amendments in this update modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans by removing disclosures that no longer are considered cost beneficial, clarifying the specific requirements of disclosures, and adding disclosure requirements identified as relevant. The amendments in this update are effective for fiscal years ending after December 15, 2020 for public business entities.  Early adoption is permitted. The Company evaluated the amendments of this update and anticipates an impact in the period of adoption to the Pension and Other Postretirement Benefit Plans footnote included in the consolidated financial statements.

Also in August 2018, the FASB issued ASU 2018-13: Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The Board is issuing the amendments in this update as part of the disclosure framework project. The disclosure framework project’s objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by generally accepted accounting principles that is most important to users of each entity’s financial statements. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted.  The Company evaluated the amendments of this update and anticipates an impact in the period of adoption to the Fair Value of Financial Instruments footnote included in the consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11: Leases (Topic 842): Targeted Improvements. The amendments in this update provide entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases). An entity that elects this additional (and optional) transition method must provide the required Topic 840 disclosures for all periods that continue to be in accordance with Topic 840. The amendments do not change the existing disclosure requirements in Topic 840. The amendments in this update also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606). If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842.  The amendments in this update are effective for the Company during the first quarter of 2019.  The Company evaluated the amendments of this update and intends to elect the optional transition method and recognize a cumulative-effect adjustment to the opening balance of retained earnings during the first quarter of 2019.

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

In March 2017, the FASB issued ASU 2017-07: Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Topic 715, Compensation—Retirement Benefits, requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate. Users have communicated that the service cost component generally is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve the consistency, transparency, and usefulness of financial information for users, the amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The Company’s current accounting treatment and presentation of net periodic pension cost and net periodic postretirement benefit cost is consistent with the provisions in ASU 2017-07.  The Company adopted the amendments in this update during the nine months ended September 30, 2018 and noted no impact to the consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and subsequent updates. This ASU clarifies the principles for recognizing revenue and develops a common standard for U.S. GAAP and International Financial Reporting Standards. The ASU establishes a core principle that requires an entity to identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The ASU provides for improved disclosure requirements that require entities to disclose sufficient of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company adopted the guidance effective January 1, 2018 using the modified retrospective method. The Company’s revenue is the sum of net interest income and non-interest income. The scope of the guidance excludes nearly all net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives. The Company completed its review and determined that the majority of non-interest income revenue streams are within the scope of the new standard. Non-interest income streams that are out of scope of the new standard include BOLI, sales of investment securities, mortgage banking activities, and certain items within service charges and other income. Management reviewed contracts related to service charges on deposits, investment advisory commissions and fee income, insurance commission and fee income and certain items within other service charges and other income. The Company evaluated the impact of this ASU on the Company’s various revenue streams and, upon adoption on January 1, 2018 and going forward, does not anticipate a material impact to the consolidated financial statements. The Company has included applicable disclosures regarding revenue recognition within Note 4 of these consolidated financial statements.

NOTE 20 — FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at September 30, 2018:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,601	$1,601
SBA servicing rights	—	—	1,054	1,054
Investment securities available for sale:
U.S. GSE and agency notes	—	2,873	—	2,873
Ginnie Mae guaranteed mortgage certificates	—	2,488	—	2,488
GSE collateralized mortgage obligations (“CMOs”)	—	9,817	—	9,817
GSE mortgage-backed securities	—	199,602	—	199,602
Municipal bonds
General obligation municipal bonds	—	1,847	—	1,847
Corporate securities	—	23,298	—	23,298
Money market funds	46,914	—	—	46,914
Mutual funds	221	—	—	221
Interest rate swap agreements	—	11,036	—	11,036
Total Assets	$47,135	$250,961	$2,655	$300,751
Liabilities:
Interest rate swap agreements and other contracts	$—	$3,261	$—	$3,261
Total Liabilities	$—	$3,261	$—	$3,261

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2017:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,556	$1,556
SBA servicing rights	—	—	785	785
Investment securities available for sale:
U.S. GSE and agency notes	—	3,453	—	3,453
Ginnie Mae guaranteed mortgage securities	—	3,088	—	3,088
GSE collateralized mortgage obligations (“CMOs”)		14,774	—	14,774
GSE mortgage-backed securities	—	246,140	—	246,140
Municipal bonds
General obligation municipal bonds	—	1,866	—	1,866
Corporate securities		24,083	—	24,083
Equity securities	410	—	—	410
Money market funds	16,086	—	—	16,086
Mutual funds	408	—	—	408
Interest rate swap agreements	—	2,713	—	2,713
Total Assets	$16,904	$296,117	$2,341	$315,362
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,778	$—	$1,778
Total Liabilities	$—	$1,778	$—	$1,778

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

The tables below present all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017.

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Level 3 Investments Only (Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,556	$1,523
Additions	108	122
Payments	(126)	(150)
Increase in fair value due to changes in valuation inputs or assumptions	63	39
Balance, September 30,	$1,601	$1,534

	For the Nine Months Ended
	September 30, 2018	September 30, 2017
Level 3 Investments Only (Dollars in thousands)	SBA Servicing Rights	SBA Servicing Rights
Balance, January 1,	$785	$646
Additions	573	309
Payments	(224)	(156)
Decrease in fair value due to changes in valuation inputs or assumptions	(80)	(17)
Balance, September 30,	$1,054	$782

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

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2018	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$7,331	$—	$—	$7,331	$(212)
Other real estate owned	191	—	—	191	—

	Balance Transferred YTD
(Dollars in thousands)	September 30, 2017	Level 1	Level 2	Level 3	Gains/(Losses)
Impaired loans	$12,923	$—	$—	$12,923	$(90)
Other real estate owned	124	—	—	124	(12)

In accordance with FASB ASC Topic 825 for Financial Instruments, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of financial instruments.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a distressed sale.  Fair value is best determined using observable market prices; however, for many of the Company’s financial instruments no quoted market prices are readily available.  In instances where quoted market prices are not readily available, fair value is determined using present value or other techniques appropriate for the particular instrument.  These techniques involve some degree of judgment, and as a result, are not necessarily indicative of the amounts the Company would realize in a current market exchange.  Different assumptions or estimation techniques may have a material effect on the estimated fair value.

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At September 30, 2018		At December 31, 2017
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$842,938	$842,938	$557,615	$557,615
Securities available for sale	See previous table	287,060	287,060	310,308	310,308
Securities held to maturity	Level 2	438,649	422,620	537,302	533,425
FHLB stock	Level 3	23,182	23,182	23,210	23,210
Loans and leases, net	Level 3	3,882,769	3,796,285	3,990,618	3,992,226
Loans held for sale	Level 2	475	490	245	249
Mortgage servicing rights	Level 3	1,601	1,601	1,556	1,556
SBA servicing rights	Level 3	1,054	1,054	785	785
Interest rate swaps	Level 2	11,036	11,036	2,713	2,713
Accrued interest receivable	Level 3	18,519	18,519	17,512	17,512

Liabilities:
Checking, Money Market & Savings	Level 1	3,430,803	3,430,803	3,293,793	3,293,793
Certificates of Deposit	Level 2	816,177	804,719	856,700	849,556
Borrowed funds	Level 2	515,000	503,338	540,439	536,011
Interest rate swaps and other contracts	Level 2	3,261	3,261	1,778	1,778
Accrued interest payable	Level 2	3,012	3,012	3,039	3,039

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since September 30, 2018 and December 31, 2017 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTE 21 — SERVICING RIGHTS

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

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its mortgage servicing rights (“MSRs”).  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  The Company serviced $127.7 million and $133.4 million of residential mortgage loans as of September 30, 2018 and 2017, respectively.  During the three and nine months ended September 30, 2018, the Company recognized servicing fee income of $79 thousand and $243 thousand, respectively, compared to $83 thousand and $255 thousand during the three and nine months ended September 30, 2017, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the nine months ended September 30, 2018 and 2017:

	Residential
	Mortgage Servicing Rights
	For the Nine Months Ended September 30,
Dollars in thousands	2018	2017

Balance, January 1,	$1,556	$1,523
Additions	108	122
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	63	39
Paydowns	(126)	(150)
Balance, September 30,	$1,601	$1,534

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At September 30, 2018, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 6.32%, a discount rate equal to 10.38% and an escrow earnings credit rate equal to 2.94%.  At September 30, 2017, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 8.10%, a discount rate equal to 9.50% and an escrow earnings credit rate equal to 1.88%.

At September 30, 2018 and September 30, 2017, the sensitivity of the current fair value of the residential mortgage servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	September 30, 2018	September 30, 2017

Fair value of residential mortgage servicing rights	$1,601	$1,534

Weighted average life (years)	9.4 years	8.0 years

Prepayment speed	6.32%	8.10%
Effect on fair value of a 20% increase	$(101)	$(113)
Effect on fair value of a 10% increase	(52)	(59)
Effect on fair value of a 10% decrease	56	64
Effect on fair value of a 20% decrease	116	134

Discount rate	10.38%	9.50%
Effect on fair value of a 20% increase	$(161)	$(132)
Effect on fair value of a 10% increase	(85)	(69)
Effect on fair value of a 10% decrease	94	75
Effect on fair value of a 20% decrease	201	158

Escrow earnings credit	2.94%	1.88%
Effect on fair value of a 20% increase	$67	$46
Effect on fair value of a 10% increase	30	23
Effect on fair value of a 10% decrease	(43)	(23)
Effect on fair value of a 20% decrease	(79)	(46)

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

SBA Loans

The Company has elected the fair value measurement method to value its SBA loan servicing rights.  Under the fair value measurement method, the Company records its SBA loan servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period.  The Company serviced $60.8 million and $49.7 million of SBA loans, as of September 30, 2018 and 2017, respectively.  During the three and nine months ended September 30, 2018, the Company recognized servicing fee income of $156 thousand and $408 thousand, respectively, compared to $115 thousand and $359 thousand for the three and nine months ended September 30, 2017, respectively.

The following is an analysis of the activity in the Company’s SBA servicing rights for the nine months ended September 30, 2018 and September 30, 2017:

	SBA Servicing Rights
	For the Nine Months Ended September 30,
Dollars in thousands	2018	2017

Balance, January 1,	$785	$646
Additions	573	308
Decreases in fair value due to:
Changes in valuation input or assumptions	(80)	(17)
Paydowns	(224)	(155)
Balance, September 30,	$1,054	$782

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge.  At September 30, 2018, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 9.77%, a discount rate equal to 13.88% and servicing expenses per loan of $1 thousand. At September 30, 2017, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.87%, a discount rate equal to 13.00% and servicing expenses per loan of $1 thousand.

At September 30, 2018 and September 30, 2017, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	SBA Servicing Rights	SBA Servicing Rights
(Dollars in thousands)	September 30, 2018	September 30, 2017

Fair value of SBA servicing rights	$1,054	$782

Weighted average life (years)	5.3 years	5.5 years

Prepayment speed	9.77%	8.87%
Effect on fair value of a 20% increase	$(59)	$(45)
Effect on fair value of a 10% increase	(30)	(23)
Effect on fair value of a 10% decrease	32	25
Effect on fair value of a 20% decrease	66	51

Discount rate	13.88%	13.00%
Effect on fair value of a 20% increase	$(84)	$(62)
Effect on fair value of a 10% increase	(44)	(33)
Effect on fair value of a 10% decrease	47	35
Effect on fair value of a 20% decrease	99	74

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

NOTE 22 — DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  These derivatives are not designated as hedges and are not speculative.  Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings.  As of September 30, 2018, the Company had 24 interest rate swaps with an aggregate notional amount of $132.5 million related to this program.  During the three and nine months ended September 30, 2018, the Company recognized a net gain of $5 thousand and $61 thousand, respectively, compared to a net loss of $8 thousand and $49 thousand, respectively, for the same periods in 2017 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a risk participation agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The Company has entered into five risk participation agreements with a notional value of $7.9 million and a fair value of $1 thousand as of September 30, 2018. During the three months ended September 30, 2018, the Company did not recognize a gain or loss related to the risk participation agreements. During the nine months ended September 30, 2018, the Company recognized a net gain of $3 thousand, compared to a net gain of $1 thousand and $3 thousand recognized during the three and nine months ended September 30, 2017, respectively, related to the risk participation agreements that are included as a component of services charges and other noninterest income in the Company’s consolidated statements of income.

The tables below present the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated statements of financial condition as of September 30, 2018 and December 31, 2017:

As of September 30, 2018

	Asset derivatives		Liability derivatives
(Dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$66,250	$3,339	$66,250	$3,260
Risk participation agreements	—	—	7,866	1
Total derivatives	$66,250	$3,339	$74,116	$3,261

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

As of December 31, 2017

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$68,785	$1,791	$68,785	$1,774
Risk participation agreements	—	—	8,033	4
Total derivatives	$68,785	$1,791	$76,818	$1,778

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

As of September 30, 2018

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$3,357	$—	$3,357	$—	$2,689	$668

Offsetting of Derivative Liabilities

As of September 30, 2018

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$3,279	$—	$3,279	$—	$—	$3,279

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

As of December 31, 2017

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps	$1,828	$—	$1,828	$—	$1,346	$482

Offsetting of Derivative Liabilities

As of December 31, 2017

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps	$1,815	$—	$1,815	$—	$—	$1,815

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

As of September 30, 2018, the termination value of the interest rate swaps and risk participation agreements in a liability position was $3.3 million.  The Company has minimum collateral posting thresholds with its counterparty. At September 30, 2018, the Company had no securities pledged as collateral on interest rate swaps. Counterparties posted collateral on interest rate swaps in the amount of $2.7 million at September 30, 2018.  If the Company had breached any of these provisions at September 30, 2018 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at September 30, 2018.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended September 30, 2018.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments as well as their classification on the consolidated statements of condition as of September 30, 2018 and December 31, 2017:

As of September 30, 2018

	Asset derivatives
(dollars in thousands)	Notional amount	Fair value (1)

Interest rate swap agreements	$200,000	$7,697
Total derivatives	$200,000	$7,697

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

As of December 31, 2017

	Asset derivatives
(dollars in thousands)	Notional amount	Fair value (1)

Interest rate swap agreements	$200,000	$922
Total derivatives	$200,000	$922

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

At September 30, 2018, the counterparty posted collateral on the cash flow hedge in the amount of $6.8 million.

The Company estimated that none of the existing gains that are reported in accumulated other comprehensive income at September 30, 2018 and December 31, 2017 are expected to be reclassified into earnings within the next twelve months.  The table below presents the pre-tax net gains of the Company’s cash flow hedge for the periods ended September 30, 2018 and December 31, 2017 and where they were recorded in our Consolidated Statements of Financial Condition.

As of September 30, 2018

(dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap agreements	$7,697	$—
Total derivatives	$7,697	$—

As of December 31, 2017

(dollars in thousands)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap agreements	$922	$—
Total derivatives	$922	$—

NOTE 23 — SUBSEQUENT EVENTS

On October 19, 2018, the Company announced a cash dividend of 6 cents per share, payable on or after November 8, 2018, to common shareholders of record at the close of business on October 29, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Forward-Looking Statements

This quarterly report contains forward-looking statements that are based on assumptions and may describe future plans, strategies and expectations of the Company.  These forward-looking statements are generally identified by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, national and regional economic conditions, legislative or regulatory changes or regulatory actions, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality and composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company’s market area, changes in real estate market values in the Company’s market area, changes in relevant accounting principles and guidelines and the inability of third party service providers to perform, and our ability to complete our previously announced business combination with WSFS Financial Corporation. Additional factors that may affect our results are disclosed in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and its other reports filed with the U.S. Securities and Exchange Commission.

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

On August 8, 2018, WSFS Financial Corporation (“WSFS”) and the Company issued a joint press release announcing that WSFS and the Company have entered into an Agreement and Plan of Reorganization pursuant to which the Company will merge with and into WSFS, with WSFS as the surviving entity.  The transaction is subject to customary closing conditions and is expected to close during the first quarter of 2019.

Our profitability is generally a function of the revenues we earn from our interest-bearing assets less the cost of our interest-bearing liabilities plus revenues we receive from non-interest income less our provision for loan losses and non-interest expenses.

Our primary source of revenue is net interest income. Net interest income, which comprised 74.1% of our revenue for the nine months ended September 30, 2018, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings.  Changes in levels of interest rates affect our net interest income.

A secondary source of revenue is non-interest income, which is income we receive from providing products and services. Traditionally, the majority of our non-interest income has come from service charges (mostly on deposit accounts), interchange income, mortgage banking and SBA income and from fee income from our insurance and wealth management services.  We discontinued our wealth management services during the first quarter of 2018 and we sold the assets and liabilities of our insurance agency subsidiary during the three months ended September 30, 2018.

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

Our business results for during 2018 were favorably impacted by a rise in interest rates.  Net interest margin totaled 3.26% and 3.27% for the three and nine months ended September 30, 2018, respectively, compared to 3.09% and 3.06% for the same periods in 2017, respectively.  The increase in net interest income was primarily due to an increase yields on the investment and loan portfolios following recent Federal Reserve Bank federal funds rate increases.

Loans decreased $107.7 million, or 2.7%, to $3.93 billion at September 30, 2018, from $4.03 billion at December 31, 2017.  During the nine months ended September 30, 2018, our residential real estate portfolio increased $37.5 million, representing 5.3% annualized growth.  However, this growth was offset by a $57.1 million decrease in our total commercial portfolio and an $88.1 million decrease in our total consumer loan portfolio.  We continue to experience a number of large commercial loan payoffs as projects are completed and sold and financing is obtained from non-bank sources.  The decrease in our consumer loan portfolio was due primarily to a $49.3 million decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect lending business in the first quarter of 2017.  We remain focused on growing our commercial loan portfolio and leveraging our infrastructure to drive improved financial performance.

We recorded net income for the three and nine months ended September 30, 2018 of $12.4 million and $34.1 million, respectively, compared to net income of $9.4 million and $27.3 million, respectively, for the three and nine months ended September 30, 2017.  Net income for the three and nine months ended September 30, 2018 includes $2.3 million of professional fees associated with the pending merger of Beneficial with WSFS.  In addition, net income for the three and nine months ended September 30, 2018 includes a $3.3 million net gain on the sale of Beneficial Insurance Services, LLC.

During the quarter ended September 30, 2018, we entered into an asset purchase agreement with a third party to sell the net assets of Beneficial Insurance Services, LLC.  In connection with that sale, Beneficial received net proceeds of $14.1 million and realized a net gain of $3.3 million as the sale proceeds exceeded our carrying amount for Beneficial Insurance Services including goodwill and intangible assets.  Goodwill and intangible assets that related to Beneficial Insurance Services decreased $10.2 million during the quarter ended September 30, 2018 as a result of the sale.  For the nine months ending September 30, 2018, non-interest income and non-interest expense includes $4.6 million and $4.6 million, respectively, related to Beneficial Insurance Services.  These non-interest income and non-interest expense items related to Beneficial Insurance Services will not occur in future periods.

Asset quality metrics continued to remain strong with non-performing assets to total assets, excluding government guaranteed student loans, of 0.27% as of September 30, 2018.  Our allowance for loan losses totaled $43.1 million, or 1.10% of total loans, as of September 30, 2018, compared to $43.3 million, or 1.07% of total loans, as of December 31, 2017.  Our non-performing assets to total assets ratio decreased to 0.49% at September 30, 2018 compared to 0.60% at December 31, 2017.  Non-performing assets decreased $6.0 million to $28.9 million at September 30, 2018 from $34.9 million at December 31, 2017, which was primarily due to the sale of one large commercial non-performing loan totaling $7.6 million during the third quarter of 2018.

Our effective tax rate decreased to 25.9% and 24.2% for the three and nine months ended September 30, 2018 compared to 36.8% and 33.5% for the same periods in the prior year as a result of the Tax Cuts and

Jobs Act of 2017, which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

The Company purchased 945,400 shares of its common stock under its previously announced stock repurchase plan during the nine months ended September 30, 2018. We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Our tangible capital to tangible assets ratio was 15.34% at both September 30, 2018 and 2017.  Tangible book value per share totaled $11.68 at September 30, 2018.

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

Our financial results are affected by the changes in and the level of the allowance for loan losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. Changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.3 million to $8.6 million for the nine months ended September 30, 2018. We also have approximately $28.9 million in non-performing assets consisting of non-performing loans and other real estate owned at September 30, 2018.  Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $2.9 million.  In recent periods, we experienced improvement in our asset quality metrics including delinquencies, net charge-offs and non-performing assets. Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate. For additional discussion related to the determination of the allowance for loan losses, see “—Risk Management—Analysis and Determination of the Allowance for Loan Losses” and the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of September 30, 2018, we had net deferred tax assets totaling $22.0 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. No valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of September 30, 2018. Our net deferred tax asset of $22.0 million was determined based on the current enacted federal tax rate of 21%.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total assets increased $68.8 million, or 1.2%, to $5.87 billion at September 30, 2018, compared to $5.80 billion at December 31, 2017.  The increase in total assets was primarily due to growth in total deposits of $96.5 million which led to an increase in cash and cash equivalents.

Cash and cash equivalents increased $285.3 million, or 51.2%, to $842.9 million at September 30, 2018, from $557.6 million at December 31, 2017.  The increase in cash and cash equivalents was primarily driven by investment maturities and repayments and a decrease in our total loan portfolio as well as deposit growth.

Investments decreased $121.9 million, or 14.0%, to $748.9 million at September 30, 2018, compared to $870.8 million at December 31, 2017. We continue to focus on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

Loans decreased $107.7 million, or 2.7%, to $3.93 billion at September 30, 2018, from $4.03 billion at December 31, 2017.  During the nine months ended September 30, 2018, our residential real estate portfolio increased $37.5 million, representing 5.3% annualized growth.  However, this growth was offset by a $57.1 million decrease in our total commercial portfolio and an $88.1 million decrease in our total consumer loan portfolio.  We continue to experience a number of large commercial loan payoffs as projects are completed and sold and financing is obtained from non-bank sources.  The decrease in our consumer loan portfolio was due primarily to a $49.3 million decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect lending business in the first quarter of 2017.

Deposits increased $96.5 million, or 2.3%, to $4.25 billion at September 30, 2018, from $4.15 billion at December 31, 2017.  Deposit growth was primarily achieved through organic core deposit growth of $182.2 million in interest business checking accounts and $31.4 million of growth in time deposits, partially offset by the maturity of $71.9 million of higher cost brokered certificates of deposit, which we did not renew given our excess liquidity position.  The growth in interest business checking is primarily due to one large commercial deposit account.  We expect this temporary balance to decrease in the fourth quarter.

Borrowings decreased $25.4 million to $515.0 million at September 30, 2018.  During the nine months ended September 30, 2018, the Company paid off $25.8 million of a higher cost trust preferred debenture.

Stockholders’ equity increased $2.4 million, or 0.2%, to $1.04 billion at September 30, 2018, from $1.03 billion at December 31, 2017.  The increase in stockholders’ equity was primarily due to $34.1 million of net income during the nine months ended September 30, 2018, partially offset by the declaration of cash dividends and stock repurchases.

Comparison of Operating Results for the three months ended September 30, 2018 and September 30, 2017

General — For the three months ended September 30, 2018, net income was $12.4 million, or $0.17 per diluted share, compared to $9.4 million, or $0.13 per diluted share, for the three months ended September 30, 2017.  Net income for the three months ended September 30, 2018 includes $2.3 million of professional fees associated with the pending merger with WSFS.  In addition, net income for the three months ended September 30, 2018 includes a $3.3 million net gain on the sale of Beneficial Insurance Services, LLC, a consolidated wholly owned subsidiary of Beneficial Bank.

Net Interest Income — For the three months ended September 30, 2018, net interest income was $45.0 million, an increase of $2.6 million, or 6.1%, from the three months ended September 30, 2017. The increase in net interest income was primarily due to an increase in yields on the investment and loan portfolios following recent Federal Reserve Bank federal funds rate increases. The Company also paid off $25.8 million of a higher cost trust preferred debenture during the first quarter of 2018. The net interest margin totaled 3.26% for the quarter ended September 30, 2018 as compared to 3.09% for the same period in 2017.  During the three months ended September 30, 2018, the net interest margin was positively impacted by five basis points due to loan prepayments compared to a two basis points impact during the three months ended September 30, 2017. Also during the three months ended September 30, 2018, the net interest margin was negatively impacted 16 basis points by higher cash levels due to slower than anticipated loan growth as average cash for the period totaled $702.7 million, an increase of $314.7 million from $388.0 million during the three months ended September 30, 2017.

Provision for Loan Losses — As a result of loan charge-offs, we recorded a $1.9 million provision for loan losses during the three months ended September 30, 2018 compared to a $750 thousand provision for loan losses during the three months ended September 30, 2017.  Net charge-offs for the three months ended September 30, 2018 totaled $1.8 million, or 19 basis points annualized of average loans, compared to net charge-offs of $831 thousand, or 8 basis points annualized of average loans, in the same period in the prior year.

Non-accruing loans, excluding government guaranteed student loans, decreased $5.1 million to $15.4 million at September 30, 2018, compared to $20.5 million at December 31, 2017.  Our ratio of non-performing assets to total assets, excluding government guaranteed student loans, decreased to 0.27% at September 30, 2018 compared to 0.36% at December 31, 2017.  The decrease is primarily due to the sale of one large commercial non-performing loan totaling $7.6 million during the quarter.  We had a specific loan loss reserve of $1.5 million for this loan.  The actual loss for the loan was $766 thousand.

Our allowance for loan losses totaled $43.1 million, or 1.10% of total loans, as of September 30, 2018, compared to $43.3 million, or 1.07% of total loans, as of December 31, 2017, and $43.3 million, or 1.07% of total loans, as of September 30, 2017.

Non-interest Income — For the three months ended September 30, 2018, non-interest income totaled $9.9 million, an increase of $2.8 million, or 38.9%, from the three months ended September 30, 2017.  The increase was primarily due to a $3.3 million net gain on the sale of Beneficial Insurance Services, LLC.  This increase to non-interest income was partially offset by a $442 thousand decrease in income from insurance and advisory services during the three months ended September 30, 2018 compared to the same period in the prior year.

Non-interest Expense — For the three months ended September 30, 2018, non-interest expense totaled $36.4 million, an increase of $2.5 million, or 7.5%, from the three months ended September 30, 2017.  The increase in non-interest expense was primarily due $2.3 million of professional fees associated with the previously mentioned pending merger of Beneficial with WSFS Financial Corporation.  The increase can also be attributed to an increase in salaries and employee benefits of $1.2 million due primarily to enhanced medical coverage provided to our entire employee base, annual merit increases, an increase to our minimum wage and the costs associated with the build out of Neumann Finance.

Income Taxes — For the three months ended September 30, 2018, we recorded a provision for income taxes of $4.3 million, reflecting an effective tax rate of 25.9%, compared to a provision for income taxes of $5.5 million, reflecting an effective tax rate of 36.8% for the three months ended September 30, 2017.  The decrease in the effective tax rate for the three months ended September 30, 2018 compared to the same period a year ago is primarily due to the passage of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

The table following table summarizes average balances and average yields and costs for the three months ended September 30, 2018 and September 30, 2017.  Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Three Months Ended September 30,			Three Months Ended September 30,
	2018			2017
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment securities:
Overnight investments	$702,747	$3,523	1.96%	$388,004	$1,239	1.25%
Stock	23,184	373	6.39%	23,211	273	4.66%
Other investment securities	752,833	4,189	2.23%	949,054	4,965	2.09%
Total investment securities	1,478,764	8,085	2.17%	1,360,269	6,477	1.90%
Loans and leases:
Real estate loans
Residential	976,240	9,586	3.93%	921,751	8,995	3.90%
Non-residential	1,685,401	18,956	4.43%	1,669,697	17,484	4.13%
Total real estate	2,661,641	28,542	4.24%	2,591,448	26,479	4.05%
Business loans	450,286	5,648	4.92%	441,004	5,070	4.51%
Shared national credits- commercial business loans	171,857	1,763	4.01%	206,532	1,686	3.20%
Small business loans	80,143	1,231	6.03%	97,778	1,305	5.24%
Small business leases	136,948	1,903	5.56%	136,641	1,925	5.64%
Total business & small business loans and leases	839,234	10,545	4.94%	881,955	9,986	4.46%
Total business loans and leases	2,524,635	29,501	4.60%	2,551,652	27,470	4.24%
Personal loans	476,542	5,903	4.91%	595,924	6,504	4.33%
Total loans and leases, net of discount	3,977,417	44,990	4.47%	4,069,327	42,969	4.18%
Total interest earning assets	5,456,181	53,075	3.85%	5,429,596	49,446	3.61%
Non-interest earning assets	381,857			399,310
Total assets	$5,838,038			$5,828,906
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,291,292	$1,683	0.52%	$1,302,019	$1,121	0.34%
Money market accounts	402,070	543	0.54%	439,045	395	0.36%
Demand deposits	1,021,520	667	0.26%	924,917	572	0.25%
Demand deposits - Municipals	109,745	42	0.15%	113,961	53	0.18%
Certificates of deposit	811,416	2,950	1.44%	875,292	2,519	1.14%
Total interest-bearing deposits	3,636,043	5,885	0.64%	3,655,234	4,660	0.51%
Borrowings	515,054	2,233	1.70%	540,488	2,400	1.74%
Total interest-bearing liabilities	4,151,097	8,118	0.78%	4,195,722	7,060	0.67%
Non-interest-bearing deposits	591,563			530,256
Other non-interest-bearing liabilities	70,240			71,251
Total liabilities	4,812,900			4,797,229
Total stockholders’ equity	1,025,138			1,031,677
Total liabilities and stockholders’ equity	$5,838,038			$5,828,906
Net interest income		$44,957			$42,386
Interest rate spread			3.07%			2.94%
Net interest margin			3.26%			3.09%
Average interest-earning assets to average interest-bearing liabilities			131.44%			129.41%

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and September 30, 2017

General — For the nine months ended September 30, 2018, net income was $34.1 million, or $0.47 per diluted share, compared to net income of $27.3 million, or $0.37 per diluted share, for the nine months ended September 30, 2017.

Net Interest Income — For the nine months ended September 30, 2018, Beneficial reported net interest income of $133.3 million, an increase of $8.4 million, or 6.7%, from the nine months ended September 30, 2017. The increase in net interest income was primarily due to an increase in yields on the investment and loan portfolios following recent Federal Reserve Bank federal funds rate increases.  Our net interest margin increased to 3.27% for the nine months ended September 30, 2018, from 3.06% for the same period in 2017.  During the nine months ended September 30, 2018, the net interest margin was positively impacted by seven basis points due to loan prepayments compared to a two basis points impact during the nine months ended September 30, 2017. Also during the nine months ended September 30, 2018, the net interest margin was negatively impacted 15 basis points by higher cash levels due to slower than anticipated loan growth as average cash for the period totaled $585.0 million, an increase of $253.9 million from $331.1 million during the nine months ended September 30, 2017.

Provision for Loan Losses — As a result of net charge-offs recorded during the period, we recorded a $4.6 million provision for loan losses for the nine months ended September 30, 2018 compared to a $2.1 million provision for loan losses for the nine months ended September 30, 2017.

At September 30, 2018, the Bank’s allowance for loan losses totaled $43.1 million, or 1.10% of total loans, compared to $43.3 million, or 1.07% of total loans, at December 31, 2017.

Non-interest Income — For the nine months ended September 30, 2018, non-interest income totaled $23.9 million, an increase of $2.3 million, or 10.8%, from the nine months ended September 30, 2017.  The increase was primarily due to a $3.3 million net gain on the sale of Beneficial Insurance Services, LLC.  This increase to non-interest income was partially offset by an $835 thousand decrease in income from insurance and advisory services during the nine months ended September 30, 2018 compared to the same period in the prior year.

Non-interest Expense — For the nine months ended September 30, 2018, non-interest expense totaled $108.0 million, an increase of $4.6 million, or 4.5%, from the nine months ended September 30, 2017.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $3.5 million due primarily to enhanced medical coverage provided to our entire employee base, annual merit increases, an increase in our minimum wage and the costs associated with the build out of Neumann Finance.  The increase in non-interest expense was also due $2.3 million of professional fees associated with the previously mentioned pending merger of Beneficial with WSFS Financial Corporation. These increases to non-interest expense were partially offset by a $753 thousand decrease in intangible amortization expense as a result of certain intangible assets reaching the end of their estimated lives.

Income Taxes — For the nine months ended September 30, 2018, we recorded a provision for income taxes of $10.8 million, reflecting an effective tax rate of 24.2%, compared to a provision for income taxes of $13.7 million, reflecting an effective tax rate of 33.5%, for the nine months ended September 30, 2017.  The decrease in the 2018 effective tax rate was primarily a result of the passage of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and lowered the federal corporate tax rate to 21% from 35%.

The following table summarizes average balances and average yields and costs for the nine months ended September 30, 2018 and September 30, 2017. Yields are not presented on a tax-equivalent basis.  Any adjustments necessary to present yields on a tax-equivalent basis are insignificant.

Average Balance Tables

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2018			2017
	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost
Interest Earning Assets:
Investment securities:
Overnight investments	$585,010	$7,893	1.78%	$331,117	$2,666	1.06%
Stock	23,193	1,209	6.97%	22,991	801	4.66%
Other investment securities	798,459	13,376	2.23%	985,607	15,248	2.06%
Total investment securities	1,406,662	22,478	2.12%	1,339,715	18,715	1.86%
Loans and leases:
Real estate loans
Residential	960,107	28,215	3.92%	903,798	26,683	3.94%
Non-residential	1,682,834	56,373	4.43%	1,664,615	51,398	4.09%
Total real estate	2,642,941	84,588	4.24%	2,568,413	78,081	4.03%
Business loans	464,576	16,754	4.76%	428,929	14,625	4.50%
Shared national credits- commercial business loans	165,650	4,895	3.90%	202,710	4,336	2.82%
Small business loans	85,465	3,590	5.55%	100,955	3,916	5.13%
Small business leases	139,210	5,756	5.51%	137,228	5,792	5.63%
Total business & small business loans and leases	854,901	30,995	4.79%	869,822	28,669	4.36%
Total business loans and leases	2,537,735	87,368	4.55%	2,534,437	80,067	4.18%
Personal loans	505,050	17,875	4.73%	627,789	19,917	4.24%
Total loans and leases, net of discount	4,002,892	133,458	4.42%	4,066,024	126,667	4.14%
Total interest earning assets	5,409,554	$155,936	3.83%	5,405,739	$145,382	3.57%
Non-interest earning assets	379,812			402,431
Total assets	$5,789,366			$5,808,170
Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,295,879	$4,231	0.44%	$1,299,584	$3,313	0.34%
Money market accounts	411,346	1,411	0.46%	443,746	1,154	0.35%
Demand deposits	973,272	1,853	0.25%	918,441	1,664	0.24%
Demand deposits - Municipals	112,240	142	0.17%	121,604	180	0.20%
Certificates of deposit	821,952	8,230	1.34%	869,019	7,017	1.08%
Total interest-bearing deposits	3,614,689	15,867	0.59%	3,652,394	13,328	0.49%
Borrowings	521,745	6,786	1.74%	534,788	7,138	1.76%
Total interest-bearing liabilities	4,136,434	22,653	0.73%	4,187,182	20,466	0.65%
Non-interest-bearing deposits	561,514			522,221
Other non-interest-bearing liabilities	72,349			72,456
Total liabilities	4,770,297			4,781,859
Total stockholders’ equity	1,019,069			1,026,311
Total liabilities and stockholders’ equity	$5,789,366			$5,808,170
Net interest income		$133,283			$124,916
Interest rate spread			3.10%			2.92%
Net interest margin			3.27%			3.06%
Average interest-earning assets to average interest-bearing liabilities			130.78%			129.10%

Asset Quality

Non-performing assets decreased $6.0 million to $28.9 million at September 30, 2018, from $34.9 million at December 31, 2017. The ratio of non-performing assets to total assets decreased to 0.49% at September 30, 2018, from 0.60% at December 31, 2017.  The decrease is primarily due to the sale of one large commercial non-performing loan totaling $7.6 million during the quarter.  We had a specific loan loss reserve of $1.5 million for this loan.  The actual loss for the loan was $766 thousand.

ASSET QUALITY INDICATORS

	September 30,	June 30,	December 31,	September 30,
(Dollars in thousands)	2018	2018	2017	2017

Non-performing assets:
Non-accruing loans	$15,427	$20,886	$20,521	$20,788
Accruing loans past due 90 days or more	13,202	22,204	14,152	14,912
Total non-performing loans	$28,629	$43,090	$34,673	$35,700

Real estate owned	274	102	189	124

Total non-performing assets	$28,903	$43,192	$34,862	$35,824

Non-performing loans to total loans and leases	0.73%	1.07%	0.86%	0.89%
Non-performing assets to total assets	0.49%	0.75%	0.60%	0.62%
Non-performing assets less accruing government guaranteed student loans past due 90 days or more to total assets	0.27%	0.36%	0.36%	0.36%
ALLL to total loans and leases	1.10%	1.07%	1.07%	1.07%
ALLL to non-performing loans	150.68%	99.95%	124.79%	121.20%
ALLL to non-performing loans, excluding government guaranteed student loans	279.62%	206.21%	210.84%	208.15%

With the exception of government guaranteed student loans, we place loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). The accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. The uncollectible portion including any cash flow or collateral deficiency of all loans is charged-off at 90 days past due or when we have confirmed there is a loss.  Non-performing consumer loans include $13.2 million and $14.2 million in government guaranteed student loans as of September 30, 2018 and December 31, 2017, respectively.

Non-performing loans are evaluated under authoritative guidance in FASB ASC Topic 310 for Receivables and Topic 450 for Contingencies and are included in the determination of the allowance for loan losses. Generally, the Company charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due.  If necessary, specific reserves are established for estimated losses in determination of the allowance for loan loss.  As of December 31, 2017, the Company maintained a $1.5 million specific valuation allowance for a $7.6 million shared national credit.  This shared national credit was sold during the quarter ended September 30, 2018 and the actual loss was $766 thousand.  No specific reserve was necessary as of September 30, 2018.

Allowance for Loan Losses

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	September 30, 2018			December 31, 2017
(Dollars in thousands)	Loan Balance	ALLL	Coverage	Loan Balance	ALLL	Coverage
Commercial	$2,482,766	$40,751	1.64%	$2,531,945	$39,148	1.55%
Residential	981,067	933	0.10%	943,573	838	0.09%
Consumer	462,548	1,453	0.31%	550,659	1,781	0.32%
Specific Allowance	—	—	—%	7,953	1,500	18.86%
Total	$3,926,381	$43,137	1.10%	$4,034,130	$43,267	1.07%

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  We evaluate the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken. As of September 30, 2018, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on a monthly basis. The collateral deficiency on consumer loans and residential loans are generally charged-off when deemed to be uncollectible or delinquent 90 days or more, whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include a loan that is secured by adequate collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.  Consumer loan delinquency includes $13.2 million and $14.2 million in government guaranteed student loans that were greater than 90 days delinquent and accruing at September 30, 2018 and December 31, 2017, respectively.

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

Commercial Loan Portfolio. The allowance for the commercial portfolio totaled $40.8 million at September 30, 2018 compared to $39.1 million at December 31, 2017.  The allowance for loan losses related to the commercial portfolio was 1.64% of commercial loans at September 30, 2018 compared to 1.54% at December 31, 2017.  We continue to experience low levels of delinquencies, commercial criticized and classified loans, and net charge-offs. We believe the commercial reserves are adequate given the continued improvement in credit quality metrics during the nine months ended September 30, 2018.

Residential Loans. The allowance for the residential loan portfolio was $933 thousand, or 0.10% of residential loans at September 30, 2018 compared to $838 thousand, or 0.09%, at December 31, 2017. We continue to experience consistently low levels of net charge-offs with this portfolio during the nine months ended September 30, 2018.  We believe the balance of residential reserves is appropriate given the continued low net charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $1.5 million, or 0.31% of consumer loans, at September 30, 2018 compared to $1.8 million, or 0.32% of consumer loans, at December 31,

2017. The decrease in the allowance for loan losses within this portfolio is primarily due to continued low levels of net charge-offs during the nine months ended September 30, 2018 and the continued run-off of our auto loan portfolio, which we decided to exit in the first quarter of 2017.  We believe the balance of consumer reserves is appropriate given continued low levels of net charges-offs and delinquencies.

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

The Bank’s most liquid assets are cash and cash equivalents.  The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At September 30, 2018, cash and cash equivalents totaled $842.9 million, including overnight investments of $796.0 million. Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $287.1 million at September 30, 2018.  At September 30, 2018, we had $515.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds from the Federal Home Loan Bank up to Beneficial Bank’s maximum borrowing capacity.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.42 billion at September 30, 2018, compared to $3.28 billion at December 31, 2017. In addition, we use brokered certificates of deposit as a funding source of our asset base.  The Company primarily relies on its retail and commercial deposit base to fund the balance sheet.  Retail and commercial deposits are a typically a lower cost and more stable funding source than brokered deposits.  The Company’s usage of brokered certificates of deposit is subject to policy limits approved by the Company’s Board of Directors.  As of September 30, 2018 and December 31, 2017, the Company had $213.7 million, or 3.6% of total assets, and $285.6 million, or 4.9% of total assets, of brokered certificates of deposit, respectively.  For both the three and nine months ended September 30, 2018, the cost of brokered certificates of deposit totaled 1.54%.

The Company utilizes different terms for the brokered certificates of deposit to minimize the refinancing risk that exists in any given year.  The Company has structured its brokered certificates of deposit to mature over a five-year period.  The following table summarizes the outstanding balance of brokered certificates of deposit by calendar year of maturity for the period presented:

(Dollars in thousands)	September 30, 2018
Amounts mature in:
2018	$4,521
2019	44,670
2020	99,514
2021	50,000
2022	14,950
Total	$213,655

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

As of September 30, 2018 and December 31, 2017, aggregate wholesale funding totaled $724.1 million and $790.9 million, respectively. In addition, at September 30, 2018, we had arrangements to borrow up to $2.3 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On September 30, 2018, we had $515.0 million of advances outstanding with the FHLB of Pittsburgh.

A significant use of our liquidity is the funding of loan originations.  At September 30, 2018, the Bank had $757.8 million in loan commitments outstanding, which consisted of $9.9 million, $1.5 million, and $5.8 million in commercial loan, consumer loan, and small business commercial lease new funding commitments, respectively, $480.2 million in commercial and consumer unused lines of credit, $234.6 million of commitments to fund commercial construction and other advances, and $25.8 million in standby letters of credit.  Another significant use of the Bank’s liquidity is the funding of deposit withdrawals.  Certificates of deposit due within one year of September 30, 2018 totaled $434.2 million, or 53.2% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment.  If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before September 30, 2018.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Contractual Obligations — The following table presents certain of our contractual obligations at September 30, 2018:

		Payments due by period
		Less than	One to	Three to	More than
(Dollars in thousands)	Total	One Year	Three Years	Five Years	Five Years
Borrowed funds	$515,000	$200,000	$220,000	$95,000	$—
Commitments to fund new loans	17,204	17,204	—	—	—
Commitments to fund commercial construction and other advances	234,590	6	59,630	82,558	92,396
Unused lines of credit	480,243	140,757	159,447	47,718	132,321
Standby letters of credit	25,754	3,650	20,914	176	1,014
Operating lease obligations	56,277	6,055	12,313	11,725	26,184
Total	$1,329,068	$367,672	$472,304	$237,177	$251,915

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

The Company is a separate legal entity from the Bank and must provide for its own liquidity.  In addition to its operating expenses, the Company is responsible for paying any dividends declared to its shareholders. On October 19, 2018, the Company announced a cash dividend of 6 cents per share, payable on or about November 8, 2018 to common shareholders of record at the close of business on October 29, 2018.  The amount of dividends that the Bank may declare and pay to the Company is generally restricted under Pennsylvania law to the retained earnings of the Bank.  In 2016, the Company approved a share repurchase program of up to 10% of its outstanding common stock or 7,770,978 shares.  In 2017, the Company purchased 703,800 shares under this program. The Company repurchased 945,400 shares of its common stock during the nine months ended September 30, 2018.  During the second quarter of 2018, the Bank paid a $100.0 million dividend to the Company.  At September 30, 2018, the Company (stand-alone) had liquid assets of $133.7 million.

Capital Management — The Company and Bank are subject to various regulatory capital requirements administered by the Federal banking regulators, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At September 30, 2018, the Company and Bank exceeded all of our regulatory capital requirements and were considered “well capitalized” under the regulatory guidelines.

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

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of September 30, 2018, approximately 93.1% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at September 30, 2018, approximately 3.7% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 3.2% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, FHLB stock and mutual funds.

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

For the nine months ended September 30, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

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

The table below sets forth an approximation of our interest rate risk exposure. The simulation uses projected re-pricing of assets and liabilities at September 30, 2018.  The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income and earnings of a gradual change in market interest rates of plus or minus 200 basis points over a one-year time horizon, and the effect on economic value of equity of a gradual change in market rates of plus or minus 200 basis points for all projected future cash flows.  Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis, market information and in-house studies. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products are documented periodically through evaluation under varying interest rate scenarios.

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

As of September 30, 2018:

Basis point change in rates	-200	Base Forecast	+200
(Dollars in thousands)
Net Interest Income at Risk:
Net Interest Income	$159,715	$175,812	$184,336
% change	(9.16)%		4.85%

Economic Value at Risk:
Equity	$1,048,183	$1,118,673	$1,113,971
% change	(6.30)%		(0.42)%

As of September 30, 2018, based on the scenarios above, net interest income at risk would be positively affected in a one-year time horizon in a rising rate environment and negatively affected over a one-year time horizon in a declining rate environment. Economic value at risk would be negatively affected over a one-year time horizon in both a rising rate environment and a declining rate environment.

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

Overall, our September 30, 2018 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

Item 4.  Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company and its directors have been named in a lawsuit filed in Maryland state circuit court regarding compensation levels of directors in connection with equity awards granted in the second quarter of 2016 under the Company’s 2016 Omnibus Incentive Plan. The defendants believe the lawsuit, alleging breach of fiduciary duty and unjust enrichment under Maryland law, is without merit and intend to vigorously defend it.  During the first quarter of 2018, the Company participated in a mediation at which time all parties to the lawsuit, including the Company’s insurance carrier, agreed to a proposed settlement of the lawsuit.  The Company has denied any liability in connection with the lawsuit but agreed to a proposed settlement to avoid a costly and protracted process to litigate this matter.  Notification of the settlement was sent to the shareholders in June 2018 and the terms of the settlement were approved by the Maryland Court in September 2018.  The shareholders have 30 days to appeal the terms of the settlement. The proposed settlement will not have a material impact on the Company’s financial statements.

On October 15, 2018, one purported Beneficial stockholder filed a putative class action lawsuit against Beneficial and the members of the Beneficial board of directors in the United States District Court for the Southern District of New York, captioned Dappollone v. Beneficial Bancorp, Inc., et al., Docket No. 1:18-cv-09395. The plaintiff, on behalf of himself and similarly situated Beneficial stockholders, generally alleges that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disclosing materially incomplete and misleading information about the merger to Beneficial stockholders. The plaintiff seeks injunctive relief, unspecified damages and an award of attorneys’ fees and expenses.

On October 19, 2018, another purported Beneficial stockholder filed a putative derivative and class action lawsuit against Beneficial, the members of the Beneficial board of directors and WSFS Bank in the Circuit Court for Baltimore City, Maryland, on behalf of himself and similarly situated Beneficial stockholders, and derivatively on behalf of Beneficial, captioned Parshall v. Farnesi et al., Case No.  The plaintiff generally alleges that the Beneficial board of directors breached its fiduciary obligations by approving the terms of the merger, including allegedly inadequate merger consideration and certain deal protection devices, and making materially incomplete disclosures about the merger to Beneficial stockholders. The plaintiff seeks injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses.

On October 31, 2018, three other purported Beneficial stockholders filed separate lawsuits against Beneficial and the members of the Beneficial board of directors in the District Court for the District of Maryland, captioned Wolenter v. Beneficial Bancorp, Inc. et al. (Case No. 1:18-cv-03379-JKB), Karp v. Beneficial Bancorp, Inc. et. al. (Case No. 1:18-cv-03381-ELH), and Bushanksy v. Beneficial Bancorp, Inc. et al. (Case No. 1:18-cv-03382-DKC). The plaintiffs each generally allege that the registration statement filed with the SEC on September 27, 2018 contains materially misleading omissions or misrepresentations in violation of Section 14(a) and Section 20(a) of the Exchange Act. The plaintiffs each seek injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31	—	—	—	4,499,678
August 1-31	—	—	—	4,499,678
September 1-30	—	—	—	4,499,678

(1)         On July 21, 2016, the Company announced that its Board of Directors had authorized a stock repurchase program to acquire up to 7,770,978 shares of the Company’s outstanding common stock, or approximately 10% of outstanding shares.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Articles of Incorporation of Beneficial Bancorp, Inc. (1)

3.2	Bylaws of Beneficial Bancorp, Inc., as amended (2)

4.1	Stock Certificate of Beneficial Bancorp, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.0

The following materials from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.

(1)                                 Incorporated herein by reference to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-198282), as amended, initially filed with the Securities and Exchange Commission on August 21, 2014.

(2)                                 Incorporated herein by reference to the Company’s Current Report on Form 8-K (File No. 001-36806) filed with the Securities and Exchange Commission on August 8, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BENEFICIAL BANCORP, INC.

Dated: November 7, 2018	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer
(principal executive officer)

Dated: November 7, 2018	By:	/s/ Thomas D. Cestare
Thomas D. Cestare
Executive Vice President and
Chief Financial Officer
(principal financial officer)