Form 10-K
period 2018-12-31
Beneficial Bancorp Inc.
filed 2019-02-26
CIK 1615418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.”  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2018 was approximately $1.2 billion.  As of February 26, 2019, there were 74,691,275 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include, but are not limited to, our ability to complete our previously announced business combination with WSFS Financial Corporation, interest rate trends, the general economic climate in our market area, as well as nationwide, our ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation and tax laws. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. Beneficial Bancorp assumes no obligation to update any forward-looking statements.

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

Pending Merger with WSFS Financial Corporation

On August 8, 2018, WSFS Financial Corporation (“WSFS”) and the Company issued a joint press release announcing that WSFS and the Company have entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which the Company will merge with and into WSFS, with WSFS as the surviving entity (the “Merger”).  Under the terms of the Merger Agreement, which has been approved by the boards of directors and stockholders of both companies, stockholders of Beneficial will receive 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock.  The transaction is subject to customary closing conditions and is expected to close during the first quarter of 2019.

Acquisition History

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

On April 14, 2016, the Company completed the acquisition of Conestoga Bank.  Pursuant to the terms of the Stock Purchase Agreement, dated October 21, 2015, between the Company, Conestoga Bancorp, Inc. (“Conestoga”) and Conestoga Bank, the Company acquired Conestoga’s ownership interest in Conestoga Bank for a cash payment of $105.0 million and subsequently merged Conestoga Bank with and into Beneficial Bank. The results of Conestoga Bank’s operations are included in the Company’s unaudited condensed Consolidated Statements of Income for the period beginning on April 15, 2016, the date of the acquisition, through December 31, 2018.  The acquisition of Conestoga Bank increased the Company’s market share in southeastern Pennsylvania and provided Beneficial Bank with new branches in Blue Bell, Chester Springs, Feasterville, Media, Wayne and Philadelphia, Pennsylvania.

In 2017, the Company formed Neumann Finance Company (“Neumann”), a majority owned subsidiary equipment leasing company, named after the Bank’s pioneering founder, Saint John Neumann. Neumann is focused on providing financing products and services to businesses nationwide and targets various equipment categories including technology, software, office, medical and other areas.

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

Philadelphia is the eighth largest metropolitan region in the United States and home to 66 colleges and universities. Traditionally, the economy of the Philadelphia metropolitan area was driven by the manufacturing and distribution sectors. However, the region has evolved into a more diverse economy geared toward information and service-based businesses. Currently, the leading employment sectors in the region are (1) educational and health services; (2) transportation, trade and utilities services; (3) professional and business services; and (4) due to the region’s numerous historic attractions, leisure and hospitality services. The region’s leading employers include Jefferson Health System, the University of Pennsylvania Health System, Merck & Company, Inc. and Comcast Corporation. The Philadelphia metropolitan area has also evolved into one of the major corporate centers in the United States due to its geographic location, access to transportation, significant number of educational facilities to supply technical talent and available land for corporate and industrial development. The Philadelphia metropolitan area is currently home to 14 Fortune 500 companies, including AmerisourceBergen, Comcast, PPL, DuPont, Aramark and Lincoln National.

According to a 2017 census estimate, the population of our eight-county primary retail market area totaled approximately 5.4 million. Overall, the eight counties that comprise our primary retail market area provide attractive long-term growth potential by demonstrating relatively strong household income and wealth growth trends relative to national and state-wide projections. The unemployment rate, seasonally adjusted, for the Philadelphia metropolitan area totaled 4.1% in December 2018, which was higher than the national unemployment rate of 3.9% in December 2018.

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

Commercial Real Estate Loans. At December 31, 2018, commercial real estate loans totaled $1.54 billion, or 39.6% of our total loan and lease portfolio. This portfolio is comprised of loans for the acquisition (purchase), financing and/or refinancing of commercial real estate and the financing of income-producing real estate. Income-producing real estate includes real estate held for lease to third parties and nonresidential real estate. These loans are generally non-owner-occupied properties in which 50% or more of the primary source of repayment is derived from rental income from unaffiliated third parties. The commercial real estate portfolio includes loans to finance office buildings, apartment buildings, shopping centers, hotels, motels, dormitories, nursing homes, assisted-living facilities, mini-storage warehouse facilities and similar non-owner-occupied properties.

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

As of December 31, 2018, our largest commercial real estate loan was a $67.2 million loan for an upscale hotel in Avalon, New Jersey. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2018.

Commercial Business Loans. At December 31, 2018, commercial business loans totaled $615.2 million, or 15.8% of our total loan and lease portfolio.

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

We offer lines of credit, intermediate term loans and long-term loans primarily to assist businesses in achieving their growth objectives and/or working or long-term capital needs. The interest rates for these loans are typically based on LIBOR, bank prime, U.S. Treasury or Federal Home Loan Bank of Pittsburgh borrowing rate. These loans are usually secured by business assets, including but not limited to, accounts receivable, inventory, equipment and real estate. Many of these loans include the personal guarantees of the owners or business owners.

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

Shared national credit loans are typically variable rate with terms ranging from one to seven years. At December 31, 2018, shared national credits totaled $139.5 million, which included $83.4 million of leveraged lending transactions. All of these loans were classified as pass rated as of December 31, 2018 as all payments are current and the loans are performing in accordance with their contractual terms.

At December 31, 2018, our largest commercial business loan was a $19.8 million term loan to a telecommunications provider located in Bala Cynwyd, Pennsylvania. The loan was performing in accordance with its original terms at December 31, 2018.

Commercial Small Business Leases. At December 31, 2018, commercial small business leases totaled $139.9 million, or 3.6% of our total loan and lease portfolio.

This portfolio is comprised of small business finance leases. Primary production has been focused on equipment for medical and veterinary businesses with smaller ticket leases with shorter terms.  The average small business lease amount and lease term was $21 thousand and 4.7 years as of December 31, 2018.

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

Construction Loans. At December 31, 2018, commercial construction loans totaled $188.5 million, or 4.8% of our total loan and lease portfolio.

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

At December 31, 2018, our largest commercial construction loan was a $22.4 million participation loan for the construction of a luxury apartment complex located in King of Prussia, Pennsylvania. The loan is well collateralized and was performing in accordance with its original terms at December 31, 2018.

One- to Four-Family Residential Loans. At December 31, 2018, one- to four-family residential loans totaled $968.9 million, or 24.9% of our total loan and lease portfolio.

We offer fixed-rate and adjustable-rate residential mortgage loans. We offer fixed-rate mortgage loans with terms of up to 30 years. Approximately 95.4% of our outstanding residential mortgage loans were fixed rate loans at December 31, 2018. We also offer adjustable-rate mortgage loans with interest rates and payments that adjust annually after an initial fixed period of one, three or five years. Interest rates and payments on our adjustable-rate loans generally are adjusted to a rate equal to a percentage above the U.S. Treasury Security Index or LIBOR. Our adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and a maximum adjustment limit of 5% on any such increase or decrease over the life of the loan. Our adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, creating negative amortization.

Borrower demand for adjustable-rate loans compared to fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, and the difference between the interest rates and loan fees offered for fixed-rate mortgage loans as compared to the interest rates and loan fees for adjustable-rate loans. At December 31, 2018, floating or adjustable rate mortgage loans totaled approximately $44.3 million and fixed rate mortgage loans totaled approximately $924.6 million. The loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

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

It is our general policy not to make high loan-to-value loans (defined as loans with a loan-to-value ratio of 80% or more) without private mortgage insurance. However, we do offer loans with loan-to-value ratios of up to 100% under a special low-income loan program, which consisted of $15.6 million in loans as of December 31, 2018. The maximum loan-to-value ratio we generally permit is 95% with private mortgage insurance, although occasionally we do originate loans with loan-to-value ratios as high as 97% under special loan programs, including our first-time home owner loan program.  The balance of one- to four-family residential loans with an original loan-to-value equal to 97% or more was $8.0 million as of December 31, 2018.  We require all properties securing mortgage loans to be appraised by an independent appraiser approved by our board of directors. We require title insurance on all first mortgage loans. Borrowers must obtain hazard insurance, and flood insurance is required for loans on properties located in a flood zone.

Home Equity Loans and Equity Lines of Credit. At December 31, 2018, home equity loans and equity lines of credit totaled $201.5 million, or 5.2% of our total loan and lease portfolio.

We offer consumer home equity loans and equity lines of credit that are secured by one- to four-family residential real estate, where Beneficial Bank may be in a first or second lien position. We generally offer home equity loans and lines of credit with a maximum combined loan-to-value ratio of 80%. We require flood insurance on all home equity loans and equity lines of credit.  Home equity loans have fixed-rates of interest and are originated with terms of generally up to 15 years with some exceptions up to 20 years. Home equity lines of credit have adjustable rates and are based upon the prime rate as published in The Wall Street Journal. Home equity lines of credit can have repayment schedules of both principal and interest or interest only paid monthly. We hold a first mortgage position on approximately 60.0% of the homes that secured our home equity loans and lines of credit at December 31, 2018.

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

Consumer Personal Loans. At December 31, 2018, consumer personal loans totaled $13.5 million, or 0.3% of our total loan and lease portfolio.

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

Consumer Education Loans. At December 31, 2018, consumer education loans totaled $131.0 million, or 3.4% of our total loan and lease portfolio. Our consumer education loans are unsecured but are generally 98% government guaranteed. These loans are serviced by the Pennsylvania Higher Education Assistance Agency and Navient (formerly Sallie Mae). Our consumer education loan portfolio was previously purchased. We do not except to purchase or originate more of these types of loans. Thus, we expect this portfolio to decrease as these loans continue to be paid down.

Automobile Loans. At December 31, 2018, automobile loans that we originated totaled $94.5 million, or 2.4% of our total loan and lease portfolio. These loans are secured by new and used automobiles. The majority of the loans in this portfolio are indirect automobile loans. These loans have fixed interest rates and generally have terms up to 84 months. These loans have loan-to-value ratios of up to 120% of the purchase price of the vehicle depending upon the credit history of the borrower and other factors. During 2017, we discontinued offering indirect auto loans as other lending channels provided higher levels of profitability and returns on capital.

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

Commercial Small Business Leases. Commercial small business leases are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial small business leases may depend substantially on the success of the business itself. Further, any collateral securing such leases may depreciate over time, may be difficult to appraise and may fluctuate in value.  However, these leases tend to be significantly smaller than commercial real estate and commercial business loans with shorter average terms.

Construction Loans. Loans made to facilitate construction are primarily short-term loans used to finance the construction of an owner-occupied residence or income producing assets. Generally, upon stabilization or upon completion and issuance of a certificate of occupancy, these loans convert to permanent loans with long-term amortization. Payments during construction consist of an interest-only period funded generally by borrower equity. As these loans represent higher risk, each project is monitored for progress throughout the life of the loan, and loan funding occurs through borrower draw requests. These requests are compared to agreed-upon project milestones and progress is verified by independent inspectors engaged by us.

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

Residential Real Estate Loans. Loans made for the purchase of one- to four- family residential loans generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income and are secured by real property with ascertainable fair values.  Because these loans tend to carry a fixed interest rate and have terms as long as 30 years, the Company can be adversely impacted if interest rates increase.  While we anticipate that adjustable-rate loans will better offset the adverse effects of an increase in interest rates as compared to fixed-rate mortgages, the increased mortgage payments required of adjustable-rate loan borrowers in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a high interest rate environment. Although adjustable-rate mortgage loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits on such loans.

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

We also purchase loans and enter into loan participations with other financial institutions to supplement our lending portfolio. There were no purchases of participations in loan portfolios originated by other financial institutions during the years ended December 31, 2017 and 2018.  Loan participations totaled $563.0 million at December 31, 2018 and are primarily comprised of commercial real estate and commercial and industrial loans. A portion of our participation loans are shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Effective January 1, 2018, the federal banking agencies have changed the aggregate loan commitment threshold for inclusion in the shared national credit program from $20 million to $100 million.  As of December 31, 2018 and December 31, 2017, the balance of Beneficial Bank’s outstanding purchased shared national credits was $139.5 million and $199.5 million, respectively. See “—Lending Activities—Commercial Business Loans.” Loan participations are subject to the same credit analysis and loan approvals as loans we originate. We are permitted to review all of the documentation relating to any loan in which we participate. However, for participation loans, we do not service the loan and, thus, are subject to the policies and practices of the lead lender with regard to monitoring delinquencies, pursuing collections and instituting foreclosure proceedings.

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

Loans to One Borrower. The maximum amount that we may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of our stated capital and reserves. At December 31, 2018, our regulatory limit on loans to one borrower was $143.3 million. Beneficial Bank’s internal lending limits are lower than the levels permitted by regulation and at December 31, 2018, the total exposure with our largest lending relationship was $78.6 million, which is the total of the amount outstanding and committed for a group of three commercial real estate loans and one commercial construction loan. These loans were performing in accordance with their original terms at December 31, 2018.

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

Deposit Accounts. Deposits are primarily attracted from within our market area through the offering of a broad selection of deposit instruments, including non-interest-bearing demand deposits (such as individual checking accounts), interest-bearing demand accounts (such as NOW, municipal and money market accounts), savings accounts and certificates of deposit.

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

Brokered Certificates of Deposit. We will use brokered certificates of deposit to extend the maturity of our deposits and limit interest rate risk in our deposit portfolio. We generally limit our use of brokered certificates of deposit to 10% or less of total deposits. At December 31, 2018, our brokered certificates of deposits totaled $210.2 million and represented approximately 5.0% of total deposits.

Borrowings. We have the ability to utilize advances from the Federal Home Loan Bank of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the Federal Home Loan Bank of Pittsburgh and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also have the ability to utilize overnight repurchase agreements and securities sold under agreements to repurchase, along with the Federal Reserve

Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, government-sponsored enterprises (“GSE”) notes and government agency mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one- to four-family real estate mortgage loans. At December 31, 2018, we had combined maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh and the Federal Reserve Bank of Philadelphia of $2.2 billion.

Personnel

As of December 31, 2018, we had 720 full-time employees and 15 part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

Subsidiaries

Beneficial Advisors, LLC, which is wholly owned by Beneficial Bank, is a Pennsylvania limited liability company formed in 2000 to offer wealth management services and investment and insurance related products, including, but not limited to, fixed- and variable-rate annuities and the sale of mutual funds and securities through a third-party broker dealer. We decided to cease the operations of Beneficial Advisors, LLC effective the first quarter of 2018.  This entity is currently inactive.

Neumann Corporation, which was formed in 1990, is a Delaware investment holding company that holds title to various securities and other investments. Neumann Corporation is 100% owned by Beneficial Bank. At December 31, 2018, Neumann Corporation held $567.7 million in assets.

Neumann Finance Company, which was formed in 2017 to originate small business leases, is a New Jersey corporation. Neumann Finance Company is majority owned (83%) by Beneficial Bank.  The Bank concluded that the entity meets the definition of a variable interest entity and that the Bank is the primary beneficiary of the variable interest entity. Accordingly, the investment has been consolidated into the Company’s financial statements as of December 31, 2018.  Non-controlling interest at December 31, 2018 was comprised of capital and undistributed losses of the shareholders of Neumann Finance Company, other than the Bank. Non-controlling interest on our consolidated balance sheet at December 31, 2018 totaled $158 thousand.  At December 31, 2018, Neumann Finance Company held $13.0 million in assets.

Beneficial Equipment Finance Corporation, formerly BSB Union Corporation, was formed in 1994 to own and lease automobiles. In 2012, BSB Union Corporation obtained approval to engage in equipment leasing activities. Following the acquisition of Conestoga Bank in April 2016, the leasing operations of Beneficial Equipment Finance Corporation became an active subsidiary which originates small business leases primarily medical and veterinarian equipment.

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

The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement started to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and were increased by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of particular risks or circumstances.

As of December 31, 2018, our current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

Restrictions on Dividends. The Company’s ability to declare and pay dividends may depend in part on dividends received from the Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and provides that dividends may be declared and paid only out of accumulated net earnings and may be paid in cash or property other than its own shares. Dividends may not be declared or paid unless shareholders’ equity is at least equal to contributed capital. The Company paid cash dividends on its common stock totaling $0.49 per share during the year ended December 31, 2018.

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

Under the current prompt corrective action capital guidelines, an institution is deemed to be “well capitalized” if it has (1) a common equity Tier 1 capital ratio of 6.5%; (2) a Tier 1 capital ratio of 8%; (3) a total capital ratio of 10%; and (4) a Tier 1 leverage ratio of 5%. An institution is deemed to be “adequately capitalized” if it has (1) a common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6%; (3) a total capital ratio of less than 4.5%; and (4) a Tier 1 leverage ratio of 4%. An institution is deemed to be “undercapitalized” if it has (1) a common equity Tier 1 capital ratio of less than 4.5%; (2) a Tier 1 capital ratio of less than 6%; (3) a total capital ratio of less than 8%; and (4) a Tier 1 leverage ratio of less than 4%.  An institution is deemed to be “significantly undercapitalized” if it has (1) a common equity Tier 1 capital ratio of less than 3%; (2) a Tier 1 capital ratio of less than 4%; (3) a total capital ratio of less than 6%; and (4) a Tier 1 leverage ratio of less than 3%.  An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. As of December 31, 2018, the Company and the Bank met the conditions to be classified as a “well capitalized” institution.

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

Investments and Activities. Under federal law, all state-chartered banks insured by the FDIC have generally been limited to activities as principal and equity investments of the type and in the amount authorized for national banks, notwithstanding state law. The Federal Deposit Insurance Corporation Improvement Act and the FDIC permit exceptions to these limitations. For example, state chartered banks may, with FDIC approval, continue to exercise grandfathered state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under federal law. The Bank received grandfathering authority from the FDIC to invest in listed stocks and/or registered shares. The maximum permissible investment is 100% of Tier 1 capital, as specified by the FDIC’s regulations, or the maximum amount permitted by Pennsylvania Banking Law, whichever is less. Such grandfathering authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk to the Bank or if the Bank converts its charter or undergoes a change in control. In addition, the FDIC is authorized to permit such institutions to engage in other state authorized activities or investments (other than non-subsidiary equity investments) that meet all applicable capital requirements if it is determined that such activities or investments do not pose a significant risk to the Deposit Insurance Fund. As of December 31, 2018, the Bank held no marketable equity securities under such grandfathering authority.

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

On June 30, 2016, the Deposit Insurance Fund’s designated reserve ratio rose to 1.17% from 1.13% on March 31, 2016.  FDIC regulations provided for three changes to deposit insurance assessments the quarter after the designated reserve ratio reaches or surpasses 1.15%.  As a result, effective July 1, 2016, (1) the range of initial assessment rates for all institutions declined based on final rules approve by the FDIC in February 2011 and April 2016; (2) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) began to be assessed by the FDIC; and (3) a revised method to calculate risk-based assessment rates for established small banks became applicable pursuant to a final rule approved by the FDIC in April 2016.  The surcharge on large banks, which equals 4.5 basis points of the institution’s deposit insurance assessment base, was in effect for assessments billed after the designated reserve ratio reaches 1.15% and would continue until it reaches 1.35%.  On September 30, 2018, the deposit insurance fund reserve ratio reached 1.36%.  As a result, Beneficial Bank was awarded an assessment credit for the portion of its assessment that contributed to the growth in the reserve ratio from 1.15% to 1.35%.  This credit will be applied when the reserve ratio is at least 1.38%.

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

Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. At December 31, 2018, Beneficial Bank had a maximum borrowing capacity from the Federal Home Loan Bank of Pittsburgh of $2.0 billion of which it had $515.0 million in outstanding advances. The balance remaining of $1.5 billion is our unused borrowing capacity with the Federal Home Loan Bank at December 31, 2018. Beneficial Bank, as a member of the Federal Home Loan Bank of Pittsburgh, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank. Beneficial Bank was in compliance with requirements for the Federal Home Loan Bank of Pittsburgh with an investment of $23.2 million at December 31, 2018.

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

Federal Income Taxation

General. We report our income on a calendar year basis using the accrual method of accounting. The Tax Cuts and Jobs Act was enacted on December 22, 2017 and lowered the federal corporate tax rate in 2018 to 21% from 35%.  Under ASC 740, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income.  The Company re-measured its net deferred tax assets at the current 21% federal corporate tax rate and, as a result, the Company recorded $13.1 million of additional income tax expense during the year ended December 31, 2017.

The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly our reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. The 2016 and 2017 tax years remain subject to examination by the Internal Revenue Service.  For 2018, the Company’s maximum federal income tax rate was 21%.  The Company’s maximum federal income tax rate will be 21% in 2018 and future periods.

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

State, City and Local Taxation

Beneficial Bank is a savings bank conducting business in Pennsylvania (PA), New Jersey (NJ) and Philadelphia (PHL), and is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax (“MTIT”) Act, New Jersey’s Corporation Business Tax, and the City of Philadelphia Business Privilege Tax. The MTIT is a tax upon separately stated net book income, determined in accordance with generally accepted accounting principles with certain adjustments. The MTIT tax rate is 11.5%. Net operating losses, if any, can be carried forward a maximum of three years for MTIT purposes. New Jersey’s Corporation Business Tax is calculated based on separate company apportioned taxable income, where taxable income is determined based on federal taxable income, subject to certain state adjustments and modifications. The New Jersey corporate income tax rate is 9.0%. On July 1, 2018, New Jersey signed into law Assembly Bill 4202, which significantly revises New Jersey’s Corporation Business Tax laws. Assembly Bill 4202 imposes a surtax on Corporation Business

Tax taxpayers of 2.5% for the tax years 2018 and 2019 and 1.5% for the tax years 2020 and 2021.  For tax years beginning on or after January 1, 2019, combined unitary filing is required. Net operating losses may be carried forward for twenty years following the tax year for which they were first reported. The City of Philadelphia Business Privilege Tax is a tax upon net income (6.35%) or taxable gross receipts (.14%) imposed on persons carrying on or exercising for gain or profit certain business activities within Philadelphia. For regulated industry taxpayers, the tax is the lesser of the tax on net income or the tax on gross receipts.  The tax years 2015 through 2017 remain subject to examination by various state and local taxing authorities.

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

Below is information regarding our executive officers. Each executive officer has held his or her current position for the period indicated below. Ages presented are as of December 31, 2018.

Gerard P. Cuddy has served as President and Chief Executive Officer since 2006. From May 2005 to November 2006, Mr. Cuddy was a senior lender at Commerce Bank. From 2002 to 2005, Mr. Cuddy served as a Senior Vice President of Fleet/Bank of America. Before his service with Fleet/Bank of America, Mr. Cuddy held senior management positions with First Union National Bank and Citigroup. Age 59.

Joseph V. Canosa was named Executive Vice President in February 2018.  Mr. Canosa joined Beneficial Bank in 2014 as a Senior Credit Officer and was appointed Chief Credit Officer in 2016.  Before that time, Mr. Canosa served as Senior Vice President and Senior Credit Officer of Sun National Bank. Age 57.

Thomas D. Cestare joined Beneficial Bank as Executive Vice President and Chief Financial Officer of Beneficial Bank in July 2010. Before joining Beneficial Bancorp and Beneficial Bank, Mr. Cestare served as Executive Vice President and Chief Accounting Officer of Sovereign Bancorp. Mr. Cestare is a certified public accountant who was a partner with the public accounting firm of KPMG LLP before joining Sovereign Bancorp in 2005. Age 50.

Pamela M. Cyr has served as Executive Vice President and Chief Retail Banking Officer since June 2012. Ms. Cyr is the former President and Chief Executive Officer of SE Financial Corp. Age 51.

Martin F. Gallagher has served as Executive Vice President and Chief Lending Officer of Beneficial Bank since February 2015.  Mr. Gallagher joined Beneficial in 2011 to build the Bank’s commercial lending business while enhancing the Bank’s overall credit approach.  He was named Chief Credit Officer in 2012, overseeing credit, portfolio management, and special assets/workout. Before that time, Mr. Gallagher managed and developed commercial banking portfolios for Bryn Mawr Trust Company and National Penn Bank. Age 62.

Joanne R. Ryder has served as Executive Vice President and Chief Administration Officer since April 2015. Ms. Ryder joined Beneficial Bank in July 2007 and was named Executive Vice President and Director of Brand & Strategy in January 2012. Before that time, Ms. Ryder served as Vice President, Field Marketing Manager at Commerce Bank. Age 44.

Item 1A.            RISK FACTORS

Completion of our previously announced merger with WSFS Financial Corporation is subject to certain conditions, and if these conditions are not satisfied or waived, the Merger will not be completed.

We currently expect our previously announced business combination with WSFS to be completed during the first quarter of 2019.  However, the obligations of WSFS and us to complete the Merger are subject to the satisfaction or waiver (if permitted) of a number of conditions.  The satisfaction of all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring.  Any delay in completing the Merger could cause the combined company not to realize some or all of the benefits that the combined company expects to achieve if the Merger is successfully completed within its expected timeframe. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the merger will be completed.

Failure to complete our previously announced merger with WSFS Financial Corporation could negatively impact our stock price and our future business and financial results.

If our proposed merger with WSFS is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

•                  We are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our abilities to execute certain of our business strategies;

•                  We may experience negative reactions from the financial markets, including negative impacts on our stock price or from our customers, regulators and employees;

•                  We have incurred and will continue to incur certain costs and fees associated with the Merger and other transactions contemplated by the Merger Agreement; and

•                  Matters relating to the Merger (including integration planning) have required substantial commitments of time and resources by our management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.  If the Merger is not completed, these risks may adversely affect our business, financial condition, results of operations and stock price.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce profits. The primary source of our income is the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. As prevailing interest rates change, net interest spreads are affected by the difference between the maturities and re-pricing characteristics of interest-earning assets and interest-bearing liabilities. At December 31, 2018, we were asset sensitive and would benefit from an increase in interest rates.  In the event of a 200 basis point increase in interest rates, we would expect to experience a 5.0% increase in net interest income. Because the prospective effects of hypothetical interest rate changes are based on a number of assumptions, these computations should not be relied upon as indicative of actual results.

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

At December 31, 2018, $1.54 billion, or 39.6%, of our loan portfolio consisted of commercial real estate loans, $615.2 million, or 15.8%, of our loan portfolio consisted of commercial business loans, and $188.5 million, or 4.8%, of our loan portfolio consisted of commercial construction loans, including loans for the acquisition and development of property. At December 31, 2018, we had a total of 51 land acquisition and development loans totaling $149.3 million included primarily in commercial real estate and commercial construction loans, which consist of 23 residential land acquisition and development loans totaling $86.0 million and 28 commercial land acquisition and development loans totaling $63.3 million. We are committed to growing our commercial banking business and, over the past few years, we have hired additional lenders with significant experience in our market area to expand our commercial real estate and commercial and industrial lending efforts. We expect to continue to look for additional qualified lenders to further accelerate our commercial loan growth.

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

Commercial business loans include shared national credits, which are participations in loans or loan commitments of at least $20.0 million that are shared by three or more banks. Effective January 1, 2018, the federal banking agencies have changed the aggregate loan commitment threshold for inclusion in the shared national credit program from $20 million to $100 million.  Included in our shared national credit portfolio are purchased participations and assignments in leveraged lending transactions. Leveraged lending transactions are generally used to support a merger- or acquisition-related transaction, to back a recapitalization of a company’s balance sheet or to refinance debt. When considering a participation in the leveraged lending market, we will participate only in first lien senior secured term loans that are highly rated (investment grade) by the rating agencies and that trade in active secondary markets. Even though we intend to hold these loans in our portfolio, we actively monitor the secondary market for these types of loans to ensure that we maintain flexibility to sell such loans in the event of deteriorating credit quality. To further minimize risk, based on our current capital levels and loan portfolio, we have limited the total amount of leveraged loans to $150.0 million with no single obligor exceeding $15.0 million while maintaining single industry concentrations below 30%. However, we may reevaluate these limits in future periods.  At December 31, 2018, shared national credits totaled $139.5 million, which included $83.4 million of leveraged lending transactions.

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

At December 31, 2018, $968.9 million, or 24.9% of our loan portfolio, consisted of one- to four-family residential real estate loans and $201.5 million, or 5.2% of our loan portfolio, consisted of home equity loans and lines of credit. One- to four-family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Declines in real estate values could cause some of our residential mortgages and home equity loans to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral. Real estate values are affected by various factors, including supply and demand, changes in general or regional economic conditions, interest rates, governmental rules or policies and natural disasters. Future weakness in economic conditions also could result in reduced loan demand and a decline in loan originations. In particular, a significant decline in real estate values would likely lead to a decrease in new multi-family, commercial real estate, residential mortgage, and home equity loan originations and increased delinquencies and defaults in our real estate loan portfolio.

A return to recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Although economic conditions have improved since the end of the economic recession in June 2009, economic growth has been slower than in past recoveries and the recovery is entering its tenth year which is longer than past recoveries. A return of recessionary conditions and/or continued negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Further declines in real estate values and sales volumes and increases in unemployment levels may result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

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

Our results of operations are substantially dependent on our net interest income. At December 31, 2018, 27.3% of our assets were invested in investment securities, overnight investments and cash and due from banks. These investments yield substantially less than the loans we hold in our portfolio. While we intend to invest a greater proportion of our assets in loans with the goal of increasing our net interest income, we may not be able to increase originations of loans that are acceptable to us.

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

As of December 31, 2018, we had net deferred tax assets totaling $21.7 million. These deferred tax assets can only be realized if we generate taxable income in the future. We regularly evaluate the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, we consider estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. We currently maintain a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. We expect to realize our remaining deferred tax assets over the allowable carryforward periods. Therefore, no valuation allowance is deemed necessary against our federal or remaining state deferred tax assets as of December 31, 2018. However, if an unanticipated event occurred that materially changed pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to our financial statements. Our net deferred tax asset of $21.7 million was determined based on the current enacted federal tax rate of 21%.  The passage of the Tax Cuts and Jobs Act Act in December 2017 lowered the federal corporate tax rate for 2018 to 21% from 35%.  The Company re-measured its net deferred tax assets at the current 21% federal corporate tax rate and, as a result, the Company recorded $13.1 million of additional income tax expense during the year ended December 31, 2017.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

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

The rules include new risk-based capital and leverage ratios, which became effective on January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank are: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement started to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and were increased by that amount each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core processing systems. While we have selected these third-party vendors carefully and our agreements include requirements regarding the levels of their service quality, we ultimately do not control their actions. Any problems caused by these third parties, including those that result from their failure to provide services for any reason or their poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third-party vendors could also entail significant delay and expense.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.       PROPERTIES

We conduct our business through our headquarters located at 1818 Market Street, Philadelphia, PA and 61 branch offices located in Bucks, Chester, Delaware, Montgomery and Philadelphia Counties in Pennsylvania and Burlington, Camden and Gloucester Counties in New Jersey. We own 31 properties and lease the other 30 properties. In Pennsylvania, we serve our customers through our four offices in Bucks County, seven offices in Delaware County, nine offices in Montgomery County, 15 offices in Philadelphia County and three offices in Chester County. In New Jersey, we serve our customers through our 18 offices in Burlington County, four offices in Camden County and one office in Gloucester County. We operate a leasing office in Chester County, Pennsylvania and Philadelphia, Pennsylvania.  All branches and offices are adequate for business operation.

Item 3.       LEGAL PROCEEDINGS

The Company and its directors had been named in a lawsuit filed in Maryland state circuit court regarding compensation levels of directors in connection with equity awards granted in the second quarter of 2016 under the Company’s 2016 Omnibus Incentive Plan. The defendants believed the lawsuit, alleging breach of fiduciary duty and unjust enrichment under Maryland law, is without merit and vigorously defended it.  During the quarter ended December 31, 2018, this lawsuit was settled with the plaintiffs.

On October 15, 2018, one purported Company stockholder filed a putative class action lawsuit against Beneficial and the members of the Company’s Board of Directors in the United States District Court for the Southern District of New York, captioned Dappollone v. Beneficial Bancorp, Inc., et al., Docket No. 1:18-cv-09395. The plaintiff, on behalf of himself and similarly situated Company stockholders, generally alleged that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by disclosing materially incomplete and misleading information about the Merger to Company stockholders. The plaintiff sought injunctive relief, unspecified damages and an award of attorneys’ fees and expenses.

On October 19, 2018, another purported Company stockholder filed a putative derivative and class action lawsuit against the Company, the members of the Company’s Board of Directors and Wilmington Savings Fund Society, FSB, in the Circuit Court for Baltimore City, Maryland, on behalf of himself and similarly situated Beneficial stockholders, and derivatively on behalf of Beneficial, captioned Parshall v. Farnesi et al., Case No.  The plaintiff generally alleged that the Beneficial board of directors breached its fiduciary obligations by approving the terms of the Merger, including allegedly inadequate merger consideration and certain deal protection devices, and making materially incomplete disclosures about the merger to Company stockholders. The plaintiff sought injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses.

On October 31, 2018, three other purported Company stockholders filed separate lawsuits against the Company and the members of the Company’s Board of Directors in the District Court for the District of Maryland, captioned Wolenter v. Beneficial Bancorp, Inc. et al. (Case No. 1:18-cv-03379-JKB), Karp v. Beneficial Bancorp, Inc. et. al. (Case No. 1:18-cv-03381-ELH), and Bushanksy v. Beneficial Bancorp, Inc. et al. (Case No. 1:18-cv-03382-DKC). The plaintiffs each generally alleged that the registration statement filed with the SEC on September 27, 2018 contained materially misleading omissions or misrepresentations in violation of Section 14(a) and Section 20(a) of the Exchange Act. The plaintiffs each sought injunctive relief, unspecified damages, and an award of attorneys’ fees and expenses.

On November 29, 2018, the Company filed with the SEC a Current Report on Form 8-K making additional disclosures to supplement the disclosures in the allegedly misleading proxy statement disclosures set forth in the five complaints relating to the Merger.  Each plaintiff agreed that the Form 8-K mooted his or her disclosure claims, and accordingly each of the five lawsuits related to the Merger was voluntarily dismissed in January 2019

Beneficial Bancorp and Beneficial Bank are involved in routine legal proceedings in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to our financial condition, results of operations and cash flows.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the trading symbol “BNCL.” As of February 26, 2019, the Company had approximately 2,766 holders of record of common stock.

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

Purchases of Equity Securities

On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2018, the Company purchased 945,400 shares under the second stock repurchase plan.

The Company did not repurchase any shares of its common stock during the three months ended December 31, 2018.

Item 6.     SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

At and For the Year Ended December 31, (Dollars in thousands, except per share amounts)	2018	2017	2016	2015	2014

Financial Condition Data:
Total assets	$5,806,925	$5,798,828	$5,738,593	$4,826,695	$4,751,522
Cash and cash equivalents	852,475	557,615	287,046	233,920	534,015
Investment securities available-for-sale	285,622	310,308	451,544	655,162	757,834
Investment securities held-to-maturity	424,571	537,302	602,529	696,310	727,755
Loans and leases receivable, net	3,851,343	3,990,863	3,967,307	2,895,946	2,371,091
Deposits	4,172,598	4,150,493	4,158,188	3,451,923	3,879,709
Federal Home Loan Bank advances	515,000	515,000	465,000	165,000	165,000
Other borrowed funds	—	25,439	25,423	25,405	25,388
Noncontrolling Interest*	158	592	—	—	—
Beneficial Bancorp, Inc. stockholders’ equity	1,049,992	1,034,298	1,013,756	1,115,546	610,894

Operating Data:
Interest income	$211,778	$197,868	$173,793	$143,339	$139,305
Interest expense	31,414	28,000	22,876	19,117	21,881
Net interest income	180,364	169,868	150,917	124,222	117,424
Provision for loan and lease losses	4,581	3,118	485	(3,600)	200
Net interest income after provision for loan and lease losses	175,783	166,750	150,432	127,822	117,224
Non-interest income	28,870	28,765	27,805	24,284	24,783
Non-interest expenses	141,262	138,797	139,124	118,488	118,251
Income before income taxes	63,391	56,718	39,113	33,618	23,756
Income tax expense	16,156	32,794	13,644	10,725	5,723
Consolidated net income	47,235	23,924	25,469	22,893	18,033
Net Income attributable to noncontrolling interest*	(609)	(8)	—	—	—
Net income attributable to Beneficial Bancorp Inc.	$47,844	$23,932	$25,469	$22,893	$18,033

Average common shares outstanding — Basic	70,912,191	70,574,037	71,902,158	78,513,929	80,701,991
Average common shares outstanding — Diluted	71,517,248	71,167,475	72,632,437	79,276,984	81,379,981
Net income earnings per share - Basic	$0.66	$0.33	$0.34	$0.29	$0.22
Net income earnings per share — Diluted	$0.65	$0.32	$0.34	$0.29	$0.22
Dividends declared per share	$0.49	$0.24	$0.12	$—	$—

* - Noncontrolling interest relates to the majority owned subsidiary equipment leasing company, Neumann Finance Company, formed during the year ended December 31, 2017.

At and For the Year Ended December 31,	2018	2017	2016	2015	2014

Performance Ratios:
Return on average assets	0.81%	0.41%	0.47%	0.48%	0.40%

Return on average equity	4.61	2.29	2.45	2.15	2.94

Interest rate spread (1)	3.11	2.97	2.86	2.64	2.72

Net interest margin (2)	3.29	3.12	3.00	2.80	2.82

Non-interest expense to average assets	2.43	2.39	2.58	2.50	2.64

Efficiency ratio (3)	67.51	69.93	77.84	79.79	83.15

Average interest-earning assets to average interest-bearing liabilities	130.83	129.32	131.34	136.26	119.91

Average equity to average assets	17.63	17.72	19.20	22.42	13.67

Capital Ratios (4):
Tier 1 Leverage (to average assets)	13.61	14.46	14.76	16.86	11.05

Common Equity Tier 1 Capital (to risk weighted assets)	19.63	20.34	20.17	27.57	N/A

Tier 1 capital to risk-weighted assets	19.63	20.34	20.17	27.57	21.17

Total risk-based capital to risk-weighted assets	20.72	21.41	21.25	28.83	22.43

Asset Quality Ratios:
Allowance for loan losses as a percent of total loans and leases	1.11	1.07	1.08	1.55	2.09

Allowance for loan losses as a percent of non-performing loans	145.53	124.79	160.75	120.79	126.92

Net charge-offs to average outstanding loans and leases during the period	0.12	0.08	0.08	0.06	0.22

Non-performing loans as a percent of total loans and leases (5)	0.76	0.86	0.67	1.28	1.65

Non-performing assets as a percent of total assets (5)	0.52	0.60	0.48	0.81	0.87

Other Data:

Number of offices (6)	61	61	63	55	58

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

Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors that could affect actual results include, but are not limited to, our ability to complete our previously announced business combination with WSFS Financial Corporation, interest rate trends, the general economic climate in our market area, as well as nationwide, our ability to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state legislation and regulation and tax laws. These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. The Company assumes no obligation to update any forward-looking statements.

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

Our primary source of revenue is net interest income. Net interest income, which comprises 86.2% of our revenue for the year ended December 31, 2018, is the difference between the income we earn on our loans and investments and the interest we pay on our deposits and borrowings. Changes in levels of interest rates affect our net interest income.

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

We recorded net income of $47.8 million, or $0.65 per diluted share, for the year ended December 31, 2018 compared to net income of $23.9 million, or $0.32 per diluted share, for the year ended December 31, 2017.  Net income for the year ended December 31, 2017 included a one- time $13.1 million charge, or $0.18 per diluted share, of additional income tax expense related to the enactment of the Tax Cuts and Jobs Act and its impact on the re-measurement of our net deferred tax assets due to the reduction in the corporate income tax rate for 2018 to 21% from 35%.

Our business results for during 2018 were favorably impacted by a rise in interest rates.  Net interest margin totaled 3.29% for the year ended December 31, 2018 compared to 3.12% for the year ended December 31, 2017.  The increase in net interest income was primarily due to an increase in yields on the investment and loan portfolios following recent Federal Reserve Bank federal funds rate increases.  During the year ended December 31, 2018, the net interest margin was positively impacted 9 basis points by loan prepayment income compared to 7 basis points during the year ended December 31, 2017.

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

Loans decreased $139.5 million, or 3.5%, to $3.89 billion at December 31, 2018, from $4.03 billion at December 31, 2017.  During the year ended December 31, 2018, our residential real estate portfolio increased $25.3 million, or 2.7%.  However, this growth was offset by a $54.7 million decrease in our total commercial portfolio and an $110.1 million decrease in our total consumer loan portfolio.  We continue to experience a number of large commercial loan payoffs as projects are completed and sold and financing is obtained from non-bank sources.  The decrease in our consumer loan portfolio was due primarily to a $63.1 million decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect auto lending business in the first quarter of 2017.

Asset quality metrics continued to remain strong with non-performing assets to total assets, excluding government guaranteed student loans, of 0.38% as of December 31, 2018, compared to 0.36% at December 31, 2017.  Our allowance for loan losses totaled $43.3 million, or 1.11% of total loans, as of December 31, 2018, compared to $43.3 million, or 1.07% of total loans, as of December 31, 2017.

During the second quarter of 2016, the Company completed its first share repurchase program since completing its mutual-to-stock conversion and related stock offering in January 2015. Under the first program, Beneficial repurchased 8,291,859 shares of its common stock.  On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2018, the Company purchased 945,400 shares of its common stock under the second stock repurchase plan.

During the year ended December 31, 2018, the Company declared and paid cash dividends totaling $35.7 million.  On January 31, 2019, the Company declared a cash dividend of 6 cents per common share, payable on or after February 21, 2019, to common shareholders of record at the close of business on February 11, 2019.

We continue to maintain strong levels of capital and our capital ratios are well in excess of the levels required to be considered well-capitalized under applicable federal regulations for both the Company and the Bank. Our capital levels have remained strong with tangible capital to tangible assets totaling 15.75% at December 31, 2018 compared to 15.33% at December 31, 2017.

We believe in working with our customers to help them save and use credit wisely. We dedicate financial and human capital to support organizations that share our sense of responsibility to do what’s right for the communities we serve. We remain committed to the financial responsibility we have practiced throughout our history, and we are dedicated to providing financial education opportunities to our customers by providing the tools necessary to make wise financial decisions.

Current Interest Rate Environment

Net interest income represents a significant portion of our revenues.  For the year ended December 31, 2018, net interest income was $180.4 million, an increase of $10.5 million, or 6.2%, from the year ended December 31, 2017.  The increase in net interest income was primarily due to an increase in yields on the investment and loan portfolios following recent Federal Reserve Bank federal funds rate increases.  The Company also paid off $25.8 million of a higher cost trust preferred debenture during the first quarter of 2018.  Our net interest margin increased to 3.29% for the year ended December 31, 2018, from 3.12% for 2017.  During the year ended December 31, 2018, the net interest margin was positively impacted by nine basis points due to loan prepayments compared to a seven basis points positive impact during the year ended December 31, 2017.  Due to a slow-down in lending in our markets, the ratio of our total cash and cash equivalents and total investment securities to total assets increased to 27.3% as of December 31, 2018 compared to 24.6% as of December 31, 2017.  During 2018, our cash balances increased $294.9 million to $852.5 million.  Our loans-to-deposits ratio decreased to 93.3% at December 31, 2018 from 97.2% at December 31, 2017 due to continued loan prepayments and payoffs that outpaced our organic loan growth.  Net interest margin in future periods will be impacted by several factors such as, but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, loan growth and changes in non-accrual loans.

Critical Accounting Policies

In the preparation of our consolidated financial statements, we have adopted various accounting policies that govern the application of accounting principles generally accepted in the United States and that conform to general practices within the banking industry. Our significant accounting policies are described in note 3 to the consolidated financial statements included in this Annual Report.

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

Our financial results are affected by the changes in and the level of the allowance for loan and lease losses. This process involves our analysis of complex internal and external variables, and it requires that we exercise judgment to estimate an appropriate allowance for loan losses. As a result of the uncertainty associated with this subjectivity, we cannot assure the precision of the amount reserved, should we experience sizeable loan or lease losses in any particular period. For example, changes in the financial condition of individual borrowers, economic conditions, or the condition of various markets in which collateral may be sold could require us to significantly decrease or increase the level of the allowance for loan and lease losses. Such an adjustment could materially affect net income as a result of the change in provision for credit losses. For example, a change in the estimate resulting in a 10% to 20% difference in the allowance would have resulted in an additional provision for credit losses of $4.3 million to $8.7 million for the year ended December 31, 2018. We also have approximately $30.5 million in non-performing assets consisting of non-performing loans and other real estate owned. Most of these assets are collateral dependent loans where we have incurred significant credit losses to write the assets down to their current appraised value less selling costs. We continue to assess the realizability of these loans and update our appraisals on these loans each year. To the extent the property values continue to decline, there could be additional losses on these non-performing assets which may be material. For example, a 10% decrease in the collateral value supporting the non-performing assets could result in additional credit losses of $3.0 million. In recent periods, we experienced improvement in our asset quality metrics including delinquencies, net charge-offs and non-performing assets.  Management considered market conditions in deriving the estimated allowance for loan losses; however, given the continued economic difficulties, the ultimate amount of loss could vary from that estimate.

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

As of December 31, 2018, we had net deferred tax assets totaling $21.7 million. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. If currently available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We exercise significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require us to make projections of future taxable income. Management believes, based upon current facts, that it is more likely than not that there will be sufficient taxable income in future years to realize the deferred tax assets.  The judgments and estimates we make in determining our deferred tax assets are inherently subjective and are reviewed on a continual basis as regulatory and business factors change. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. A valuation allowance that results in additional income tax expense in the period in which it is recognized would negatively affect earnings. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. Therefore, no valuation allowance is deemed necessary against our remaining federal or remaining state deferred tax assets as of December 31, 2018. Our net deferred tax asset of $21.7 million was determined based on the current enacted federal tax rate of 21%.  Any possible future reduction in federal tax rates, would reduce the value of our net deferred tax assets and result in immediate write-down of the net deferred tax assets though our statement of operations, the effect of which would be material.

Balance Sheet Analysis

Total assets were $5.81 billion at December 31, 2018 consistent with the $5.80 billion of total assets at December 31, 2017.  Due to a slowdown in loan demand and maintaining our excess liquidity, we experienced a change in the mix of our balance sheet with the loan and investment securities portfolios decreasing and cash and cash equivalents increasing.  Cash and cash equivalents increased $294.9 million, or 52.9%, to $852.5 million at December 31, 2018, from $557.6 million at December 31, 2017.

Securities

Investments decreased $137.4 million, or 15.8%, to $733.4 million at December 31, 2018, compared to $870.8 million at December 31, 2017. We continue to focus on maintaining a high-quality investment portfolio that provides a steady stream of cash flows both in the current and in rising interest rate environments.

At December 31, 2018, our investment portfolio, excluding Federal Home Loan Bank (“FHLB”) stock, was $710.2 million, or 12.2% of total assets.  At December 31, 2018, 87.7% of the investment portfolio was comprised of mortgage-backed securities issued by Freddie Mac and Fannie Mae and the Government National Mortgage Association (“Ginnie Mae”), including collateralized mortgage obligations (“CMO”) securities issued by Freddie Mac, Fannie Mae, and the Ginnie Mae. At December 31, 2018, our investment portfolio also included 0.3% of municipal bonds, 3.3% of corporate bonds and 0.4% of government-sponsored enterprise (“GSE”) notes. The remaining 8.3% of our investment portfolio consisted of foreign bonds, mutual funds and money market funds.

In order to mitigate the credit risk related to the Company’s held-to-maturity and available-for-sale portfolios, the Company monitors the ratings of its securities. As of December 31, 2018, approximately 92.9% of the Company’s portfolio consisted of direct government obligations, government sponsored enterprise obligations or securities rated AAA by Moody’s and/or S&P. In addition, at December 31, 2018, approximately 3.8% of the investment portfolio was non-agency securities, rated below AAA but rated investment grade by Moody’s, S&P and/or Kroll and approximately 3.3% of the investment portfolio was not rated. Securities not rated consist primarily of private placement municipal bonds, FHLB stock and mutual funds.

The following table sets forth the cost and fair value of investment securities at December 31, 2018, 2017 and 2016.

	2018		2017		2016
December 31, (Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
GSE and agency notes	$2,772	$2,717	$3,488	$3,453	$4,649	$4,659

Mortgage-backed securities:
Ginnie Mae guaranteed mortgage certificate	2,288	2,363	2,980	3,088	3,734	3,868
GSE mortgage-backed securities	191,580	190,105	245,926	246,140	374,593	376,534
Collateralized mortgage obligations	8,559	8,443	14,910	14,774	22,920	22,681
Total mortgage-backed securities	202,427	200,911	263,816	264,002	401,247	403,083

Municipal and other bonds
Municipal bonds	1,815	1,849	1,792	1,866	2,320	2,402
Corporate securities	23,490	23,492	23,489	24,083	19,487	19,457
Total municipal and other bonds	25,305	25,341	25,281	25,949	21,807	21,859

Equity Securities	—	—	250	410	—	—
Money market and mutual funds	56,658	56,653	16,498	16,494	21,952	21,943
Total securities available-for-sale	287,162	285,622	309,333	310,308	449,655	451,544

Securities held-to-maturity:
Mortgage-backed securities:
GSE mortgage-backed securities	371,059	362,130	472,259	469,268	569,319	564,647
Collateralized mortgage obligations	51,132	49,919	63,038	62,096	30,580	30,422
Total mortgage-backed securities	422,191	412,049	535,297	531,364	599,899	595,069

Municipal bonds	380	397	505	537	630	680
Foreign bonds	2,000	2,005	1,500	1,524	2,000	2,036
Total municipal and other bonds	2,380	2,402	2,055	2,061	2,630	2,716
Total securities held-to-maturity	424,571	414,451	537,302	533,425	602,529	597,785
Total investment securities	$711,733	$700,073	$846,635	$843,733	$1,052,184	$1,049,329

Mortgage-backed securities are a type of asset-backed security that is secured by a mortgage, or a collection of mortgages. These securities usually pay periodic payments that are similar to coupon payments. Furthermore, the mortgage must have originated from regulated and authorized financial institutions. The contractual cash flows of investments in government sponsored enterprises’ mortgage-backed securities are debt obligations of Freddie Mac and Fannie Mae, both of which are currently under the conservatorship of the Federal Housing Finance Agency. The cash flows related to Ginnie Mae securities are direct obligations of the U.S. Government. Mortgage-backed securities are also known as mortgage pass-throughs. CMOs are a type of mortgage-backed security that create separate pools of pass-through rates for different classes of bondholders with varying cash flow structures, called tranches. The repayments from the pool of pass-through securities are used to retire the bonds in the order specified by the bonds’ prospectuses. At December 31, 2018, we had no investments in a single company or entity (other than United States government sponsored enterprise securities) that had an aggregate book value in excess of 10% of our equity.

At December 31, 2018, December 31, 2017 and December 31, 2016, securities totaling $598.7 million, $634.4 million and $623.4 million, respectively, were in an unrealized loss position and the unrealized losses on these securities totaled $13.2 million, $7.0 million and $9.3 million, respectively.  At December 31, 2018 and 2017, the unrealized losses in the portfolio were mainly attributed to GSE mortgage-backed securities and CMOs. The unrealized losses are due to current interest rate levels relative to our cost and not credit quality. As we do not intend to sell the investments, and it is not likely we will be required to sell the investments before recovery, we do not consider the investments to be other than temporarily impaired at December 31, 2018. During the years ended December 31, 2018, and 2017, we did not record any impairment charges for securities.

The following table sets forth the stated maturities and weighted average yields of investment securities at December 31, 2018. Certain securities have adjustable interest rates and may reprice monthly, quarterly, semi-annually or annually within the various maturity ranges. Mutual funds, money market funds and equities are not included in the table based on lack of a maturity date.

	One Year or Less		More than One Year to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
December 31, 2018 (Dollars in thousands)	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield	Carrying Value	Weighted Average Yield
Securities available-for-sale:
GSE and agency notes	$—	—%	$2,717	1.9%	$—	—%	$—	—%	$2,717	1.9%
Mortgage-backed securities & CMOs	28,478	1.6	53,338	2.5	108,305	2.6	10,790	4.2	200,911	2.5
Municipal bonds	—	—	1,849	4.0	—	—	—	—	1,849	4.0
Corporates	—	—	—	—	23,492	4.6	—	—	23,492	4.6
Total available-for-sale	28,478	1.6	57,904	2.5	131,797	3.0	10,790	4.2	228,969	2.7

Securities held to maturity:
Mortgage-backed securities & CMOs	4,261	2.0	63,991	2.2	81,109	2.5	272,830	2.7	422,191	2.6
Foreign bonds	—	—	2,000	3.2	—	—	—	—	2,000	3.2
Municipal bonds	125	5.3	255	5.8	—	—	—	—	380	5.7
Total held to maturity	4,386	2.1	66,246	2.2	81,109	2.5	272,830	2.7	424,571	2.6
Total	$32,864	1.6	$124,150	2.4	$212,906	2.8	$283,620	2.7	$653,540	2.6

Loans

Loans decreased $139.5 million, or 3.5%, to $3.89 billion at December 31, 2018, from $4.03 billion at December 31, 2017.  During the year ended December 31, 2018, our residential real estate portfolio increased $25.3 million, or 2.7%.  However, this growth was offset by a $54.7 million decrease in our total commercial portfolio and an $110.1 million decrease in our total consumer loan portfolio.  We continue to experience a number of large commercial loan payoffs as projects are completed and sold and financing is obtained from non-bank sources.  The decrease in our consumer loan portfolio was due primarily to a $63.1 million decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect auto lending business in the first quarter of 2017.

The following table shows the loan portfolio at the dates indicated:

(Dollars in thousands)	December 31, 2018
	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,441,279	$99,597	$726	$1,541,602
Commercial business loans	543,230	71,475	451	615,156
Commercial small business leases	117,326	22,616	—	139,942
Commercial construction	188,510	—	—	188,510
Total commercial loans	2,290,345	193,688	1,177	2,485,210

Residential:
Residential real estate	930,043	38,741	93	968,877
Total residential loans	930,043	38,741	93	968,877

Consumer loans:
Home equity & lines of credit	185,440	15,874	193	201,507
Personal	7,819	5,591	40	13,450
Education	131,012	—	—	131,012
Automobile	94,549	—	—	94,549
Total consumer loans	418,820	21,465	233	440,518
Total loans	3,639,208	253,894	1,503	3,894,605

Allowance for losses	(43,262)	—	—	(43,262)
Loans, net	$3,595,946	$253,894	$1,503	$3,851,343

(Dollars in thousands)	December 31, 2017
	Originated	Acquired Non-Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,448,226	$128,659	$5,037	$1,581,922
Commercial business loans	568,241	100,613	1,235	670,089
Commercial small business leases	92,632	48,622	—	141,254
Commercial construction	146,633	—	—	146,633
Total commercial loans	2,255,732	277,894	6,272	2,539,898

Residential:
Residential real estate	897,052	46,414	107	943,573
Total residential loans	897,052	46,414	107	943,573

Consumer loans:
Home equity & lines of credit	208,191	19,712	206	228,109
Personal	10,978	6,237	56	17,271
Education	147,582	—	—	147,582
Automobile	157,697	—	—	157,697
Total consumer loans	524,448	25,949	262	550,659
Total loans	3,677,232	350,257	6,641	4,034,130

Allowance for losses	(43,267)	—	—	(43,267)
Loans, net	$3,633,965	$350,257	$6,641	$3,990,863

(Dollars in thousands)	December 31, 2016
	Originated	Acquired Non-Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,218,431	$164,569	$5,396	$1,388,396
Commercial business loans	563,047	125,915	5,284	694,246
Commercial small business leases	49,900	89,113	—	139,013
Commercial construction	224,731	101	—	224,832
Total commercial loans	2,056,109	379,698	10,680	2,446,487

Residential:
Residential real estate	835,896	58,053	525	894,474
Total residential loans	835,896	58,053	525	894,474

Consumer loans:
Home equity & lines of credit	223,060	25,477	416	248,953
Personal	14,458	7,263	142	21,863
Education	164,202	—	—	164,202
Automobile	234,584	5	—	234,589
Total consumer loans	636,304	32,745	558	669,607
Total loans	3,528,309	470,496	11,763	4,010,568

Allowance for losses	(43,261)	—	—	(43,261)
Loans, net	$3,485,048	$470,496	$11,763	$3,967,307

(Dollars in thousands)	December 31, 2015
	Originated	Acquired Non-Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$954,689	$16,397	$—	$971,086
Commercial business loans	492,865	3,448	—	496,313
Commercial construction	116,452	—	—	116,452
Total commercial loans	1,564,006	19,845	—	1,583,851

Residential:
Residential real estate	704,133	31,493	98	735,724
Total residential loans	704,133	31,493	98	735,724

Consumer loans:
Home equity & lines of credit	226,848	4,960	—	231,808
Personal	20,640	—	—	20,640
Education	181,646	—	—	181,646
Automobile	187,777	—	—	187,777
Total consumer loans	616,911	4,960	—	621,871
Total loans	2,885,050	56,298	98	2,941,446

Allowance for losses	(45,500)	—	—	(45,500)
Loans, net	$2,839,550	$56,298	$98	$2,895,946

(Dollars in thousands)	December 31, 2014
	Originated	Acquired Non-Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$584,751	$24,895	$—	$609,646
Commercial business loans	438,073	4,117	—	442,190
Commercial construction	69,083	—	57	69,140
Total commercial loans	1,091,907	29,012	57	1,120,976

Residential:
Residential real estate	626,161	41,722	185	668,068
Total residential loans	626,161	41,722	185	668,068

Consumer loans:
Home equity & lines of credit	220,770	6,285	—	227,055
Personal	28,648	20	—	28,668
Education	195,185	—	—	195,185
Automobile	181,793	—	—	181,793
Total consumer loans	626,396	6,305	—	632,701
Total loans	2,344,464	77,039	242	2,421,745

Allowance for losses	(50,654)	—	—	(50,654)
Loans, net	$2,293,810	$77,039	$242	$2,371,091

Loan Maturity

The following table sets forth certain information at December 31, 2018 regarding the dollar amount of loan principal repayments becoming due during the periods indicated. The tables do not include any estimate of prepayments that significantly shorten the average life of all loans and may cause our actual repayment experience to differ from that shown below. Demand loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

December 31, 2018 (Dollars in thousands)	Commercial Real Estate	Commercial Business	Small Business Leases	Commercial Construction	Residential Real Estate	Home Equity & Lines of Credit	Personal	Education	Auto	Total Loans

Amounts due in:
One year or less	$104,283	$81,459	$6,415	$12,619	$483	$20,706	$1,252	$508	$2,346	$230,071
More than 1-5 years	522,559	231,292	119,588	131,443	9,168	13,988	3,120	4,780	90,136	1,126,074
More than 5-10 years	731,229	225,277	13,939	44,448	58,029	48,362	3,912	17,400	2,067	1,144,663
More than 10 years	183,531	77,128	—	—	901,197	118,451	5,166	108,324	—	1,393,797
Total	$1,541,602	$615,156	$139,942	$188,510	$968,877	$201,507	$13,450	$131,012	$94,549	$3,894,605

The following table sets forth all loans at December 31, 2018 that are due after December 31, 2019, and have either fixed interest rates or floating or adjustable interest rates:

(Dollars in thousands)	Fixed Rates	Floating or Adjustable Rates	Total

Commercial real estate	$526,079	$911,240	$1,437,319
Commercial business	155,795	377,902	533,697
Small business leases	133,527	—	133,527
Commercial construction	37,614	138,277	175,891
Residential real estate	924,235	44,159	968,394
Home equity and lines of credit	103,004	77,797	180,801
Personal	12,156	42	12,198
Education	128,212	2,292	130,504
Automobile	92,203	—	92,203
Total	$2,112,825	$1,551,709	$3,664,534

Loan Activity

The following table shows loans originated, purchased and sold during the periods indicated:

Year Ended December 31, (Dollars in thousands)	2018	2017	2016	2015	2014
Total loans at beginning of period	$4,034,130	$4,010,568	$2,941,446	$2,421,745	$2,341,807
Originations:
Commercial:
Commercial real estate	266,535	248,943	233,318	123,844	131,223
Commercial business	376,992	462,298	347,973	315,301	285,165
Commercial small business leases	67,096	69,948	60,157	—	—
Commercial construction	208,747	165,478	200,691	104,306	53,886
Total commercial loans	919,370	946,667	842,139	543,451	470,274

Residential:
Residential real estate	140,753	178,374	258,287	148,380	100,766
Total residential loans	140,753	178,374	258,287	148,380	100,766

Consumer:
Home equity and lines of credit	68,212	76,519	89,503	82,519	68,506
Personal	1,024	1,232	1,450	1,063	1,187
Automobile	—	8,920	131,382	86,233	85,076
Total consumer loans	69,236	86,671	222,335	169,815	154,769
Total loans originated	1,129,359	1,211,712	1,322,761	861,646	725,809

Loans acquired in business combinations	—	—	518,562	—	—

Purchases	107	—	117,458	356,083	—

Less:

Principal payments & repayments (net of charge-offs)	1,234,038	1,152,648	869,766	678,537	607,246
Loan sales	34,249	35,313	19,530	19,050	38,352
Transfers to foreclosed real estate	704	189	363	441	273
Total loans at end of period	$3,894,605	$4,034,130	$4,010,568	$2,941,446	$2,421,745

Deposits

Our primary source of funds is our deposits, which are comprised of demand deposits, money market and passbook accounts and certificates of deposit.

Deposits increased $22.1 million, or 0.53%, to $4.17 billion at December 31, 2018, from $4.15 billion at December 31, 2017.  The increase in deposits was primarily due to increases in interest-earning checking accounts, partially offset by decreases in non-interest bearing deposits, money market accounts and certificate of deposits.  The following table sets forth the deposits as a percentage of total deposits for the dates indicated:

	2018		2017		2016
At December 31, (Dollars in thousands)	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits

Non-interest bearing deposits	$557,535	13.4%	$563,185	13.6%	$518,294	12.5%
Interest-earning checking accounts	999,838	24.0	898,263	21.6	930,227	22.4
Municipal checking accounts	110,888	2.7	123,697	3.0	125,063	3.0
Money market accounts	389,336	9.3	419,773	10.1	444,226	10.7
Savings accounts	1,288,731	30.8	1,288,875	31.1	1,265,864	30.4
Certificates of deposit	826,270	19.8	856,700	20.6	874,514	21.0
Total	$4,172,598	100.0%	$4,150,493	100.0%	$4,158,188	100.0%

We are required to pledge securities to secure municipal deposits. At December 31, 2018 and 2017, we had pledged $79.5 million and $78.1 million, respectively, of securities to secure these deposits.

The following table sets forth the time remaining until maturity for certificate of deposits of $100,000 or more at December 31, 2018:

December 31, 2018 (Dollars in thousands)	Certificates of Deposit
Maturity Period:
Three months or less	$53,313
Over three through six months	36,246
Over six through twelve months	55,205
Over twelve months	78,559
Total	$223,323

The following table sets forth the deposit activity for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2018	2017	2016
Beginning balance	$4,150,493	$4,158,188	$3,451,923
(Decrease) increase before interest credited	(235)	(25,607)	102,299
Interest credited	22,340	17,912	15,580
Deposits acquired from Conestoga Bank	—	—	588,386
Net (decrease) increase in deposits	22,105	(7,695)	706,265
Ending balance	$4,172,598	$4,150,493	$4,158,188

Borrowings

We have the ability to utilize advances from the Federal Home Loan Bank of Pittsburgh to supplement our liquidity. As a member, we are required to own capital stock in the Federal Home Loan Bank and are authorized to apply for advances on the security of such stock and certain mortgage loans and other assets, provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. We also have the ability to utilize securities sold under agreements to repurchase and overnight repurchase agreements, along with the Federal Reserve Bank’s discount window and Federal Funds lines with correspondent banks to supplement our supply of investable funds and to meet deposit withdrawal requirements. To secure our borrowings, we generally pledge securities and/or loans. The types of securities pledged for borrowings include, but are not limited to, GSE notes and GSE mortgage-backed securities. The types of loans pledged for borrowings include, but are not limited to, one- to four-family real estate mortgage loans. Borrowings decreased $25.4 million to $515.0 million at December 31, 2018.  During the year ended December 31, 2018, the Company paid off $25.8 million of a higher cost trust preferred debenture.

The following table sets forth the outstanding borrowings and weighted averages at the dates or for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2018	2017	2016
Maximum amount outstanding at any month-end during period:
Federal Home Loan Bank advances	$515,000	$515,000	$465,000
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	25,439	25,439	25,423
Other	—	—	—

Average outstanding balance during period:

Federal Home Loan Bank advances	$515,000	$510,753	$322,760
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	5	5	5
Federal Reserve Bank of Philadelphia overnight borrowings	5	5	5
Statutory trust debenture	5,017	25,441	25,414
Other	16	16	16

Weighted average interest rate during period:
Federal Home Loan Bank advances	1.72%	1.72%	2.04%
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	1.92	1.08	0.62
Federal Reserve Bank of Philadelphia overnight borrowings	2.24	1.50	1.01
Statutory trust debenture	3.35	2.92	2.40
Other	2.18	1.38	0.79

Balance outstanding at end of period:
Federal Home Loan Bank advances	$515,000	$515,000	$465,000
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	—	25,439	25,423
Other	—	—	—

Weighted average interest rate at end of period:
Federal Home Loan Bank advances	1.70%	1.68%	1.82%
Repurchase agreements	—	—	—
Federal Home Loan Bank overnight borrowings	—	—	—
Federal Reserve Bank of Philadelphia overnight borrowings	—	—	—
Statutory trust debenture	—	3.17	2.54
Other	—	—	—

Results of Operations for the Years Ended December 31, 2018, 2017, and 2016

Financial Highlights

Net income was $47.8 million for the year ended December 31, 2018 compared to net income of $23.9 million for the year ended December 31, 2017 and net income of $25.5 million for the year ended December 31, 2016. Net income for the year ended December 31, 2017 included a one- time $13.1 million charge, or $0.18 per diluted share, of additional income tax expense related to the enactment of the Tax Cuts and Jobs Act and its impact on the re-measurement of our net deferred tax assets (DTA) due to the reduction in the corporate income tax rate in 2018 to 21% from 35%.  Net income for year ended December 31, 2016 included $8.8 million of merger and restructuring charges related to the acquisition of Conestoga Bank (“Conestoga”) and the Bank’s expense management reduction program.

For the year ended December 31, 2018, net interest income was $180.4 million, an increase of $10.5 million, or 6.2%, from $169.9 million for the year ended December 31, 2017. The increase in net interest income was primarily due to an increase in yields on the investment and loan portfolios following recent Federal Reserve Bank federal funds rate increases.  Our net interest margin increased to 3.29% for the year ended December 31, 2018, from 3.12% for 2017.  During the year ended December 31, 2018, the net interest margin was positively impacted by nine basis points due to loan prepayments compared to a seven basis points positive impact during the year ended December 31, 2017.

As a result of loan growth and net charge-offs, we recorded a $4.6 million, $3.1 million, and $485 thousand provision for loan losses during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively.

For the year ended December 31, 2018, non-interest income totaled $28.9 million, an increase of $105 thousand, or 0.4%, from the year ended December 31, 2017.  The increase was primarily due to a $3.3 million net gain on the sale of the assets and liabilities of Beneficial Insurance Services, LLC.  This increase to non-interest income was partially offset by a $2.4 million decrease in income from insurance and advisory services during the year ended December 31, 2018 compared to the prior year.  The increase was also partially offset by a $518 thousand decrease in mortgage banking and SBA income.

For the year ended December 31, 2018, non-interest expense totaled $141.3 million, an increase of $2.5 million, or 1.8%, from the year ended December 31, 2017.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $2.8 million due primarily to the costs associated with the build out of Neumann Finance Company, our majority-owned equipment financing subsidiary, an increase in our minimum wage and annual merit increases.  The increase in non-interest expense was also due to $3.1 million of professional fees associated with the previously mentioned pending merger of Beneficial with WSFS Financial Corporation. These increases to non-interest expense were partially offset by a $1.0 million decrease in net losses on other assets due to the $319 thousand gain on the sale of a closed branch during 2018 and $685 thousand of branch closure expenses recorded during the year ended December 31, 2017.  These increases to non-interest expense were also partially offset by an $816 thousand decrease in stock-based compensation expense, and an $867 thousand decrease in intangible amortization expense as a result of certain intangible assets reaching the end of their estimated lives.

For the year ended December 31, 2018, we recorded a provision for income taxes of $16.2 million, reflecting an effective tax rate of 25.5%, compared to a provision for income taxes of $32.8 million, reflecting an effective tax rate of 57.8%, for the year ended December 31, 2017.  The decrease in the effective tax rate in the year ended December 31, 2018 compared to the same period a year ago is primarily due to the passage of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and lowered the federal corporate tax rate for 2018 to 21% from 35%.

Summary Income Statements

The following table sets forth the income summary for the periods indicated:

Year Ended December 31,				Change 2018/2017		Change 2017/2016
(Dollars in thousands)	2018	2017	2016	$	%	$	%

Net interest income	$180,364	$169,868	$150,917	$10,496	6.18%	$18,951	12,56%
Provision for loan losses	4,581	3,118	485	1,463	46.92%	2,633	542.89%
Non-interest income	28,870	28,765	27,805	105	0.37%	960	3.45%
Non-interest expense	141,262	138,797	139,124	2,465	1.78%	(327)	(0.24)%
Income tax expense	16,156	32,794	13,644	(16,638)	(50.73)%	19,150	140.35%
Net income	47,844	23,932	25,469	23,912	99.92%	(1,537)	(6.03)%

Return on average equity	4.61%	2.29%	2.45%
Return on average assets	0.81%	0.41%	0.47%

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

Average Balance Tables

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2018			2017			2016
	Average	Interest &	Yield /	Average	Interest &	Yield /	Average	Interest &	Yield /
(Dollars in thousands)	Balance	Dividends	Cost	Balance	Dividends	Cost	Balance	Dividends	Cost

Interest Earning Assets:
Investment Securities:
Overnight Investments	$653,763	$12,769	1.93%	$373,859	$4,330	1.14%	$177,493	$935	0.53%
Stock	23,190	1,582	6.82%	23,046	1,074	4.66%	15,515	707	4.56%
Other Investment securities	778,335	17,606	2.26%	962,872	20,060	2.08%	1,192,835	24,461	2.05%
Total Investment securities	1,455,288	31,957	2.18%	1,359,777	25,464	1.87%	1,385,843	26,103	1.88%

Loans and leases:
Real estate loans
Residential	964,158	38,018	3.94%	911,922	35,849	3.93%	803,490	32,553	4.05%
Non-residential	1,681,365	76,994	4.53%	1,664,726	71,600	4.26%	1,400,986	55,607	3.93%
Total real estate	2,645,523	115,012	4.32%	2,576,648	107,449	4.15%	2,204,476	88,160	3.97%
Business loans	463,121	22,622	4.83%	433,737	19,728	4.50%	344,104	15,450	4.43%
Shared National Credits	156,001	6,313	3.99%	191,288	5,976	3.09%	219,750	6,213	2.79%
Small Business loans	82,746	4,589	5.48%	99,294	5,134	5.11%	99,224	4,942	4.91%
Small Business leases	138,589	7,714	5.57%	137,480	7,704	5.60%	93,447	5,428	5.81%
Total Business & Small Business loans and leases	840,457	41,238	4.86%	861,799	38,542	4.43%	756,525	32,033	4.18%
Total Business loans and leases	2,521,822	118,232	4.64%	2,526,525	110,142	4.31%	2,157,511	87,640	4.01%
Personal loans	491,530	23,571	4.80%	611,730	26,413	4.32%	651,975	27,497	4.22%
Total loans and leases, net of discount	3,977,510	179,821	4.49%	4,050,177	172,404	4.23%	3,612,976	147,690	4.06%
Total interest earning assets	5,432,798	$211,778	3.87%	5,409,954	$197,868	3.64%	4,998,819	$173,793	3.46%
Non-interest earning assets	377,763			400,897			401,307
Total assets	$5,810,561			$5,810,851			$5,400,126

Interest Bearing Liabilities:
Interest bearing savings and demand deposits:
Savings and club accounts	$1,294,649	$6,146	0.47%	$1,297,543	$4,423	0.34%	$1,227,188	$4,179	0.34%
Money market accounts	407,574	2,010	0.49%	441,528	1,558	0.35%	452,515	1,572	0.35%
Demand deposits	993,309	2,556	0.26%	914,404	2,206	0.24%	851,847	2,009	0.24%
Demand deposits - Municipals	113,875	190	0.17%	122,636	236	0.19%	129,164	209	0.16%
Certificates of deposit	823,218	11,493	1.40%	871,167	9,698	1.11%	796,381	7,722	0.97%
Total interest-bearing deposits	3,632,625	22,395	0.62%	3,647,278	18,121	0.50%	3,457,095	15,691	0.45%
Borrowings	520,045	9,019	1.73%	536,222	9,879	1.82%	348,919	7,185	2.06%
Total interest-bearing liabilities	4,152,670	31,414	0.76%	4,183,500	28,000	0.67%	3,806,014	22,876	0.60%

Non-interest-bearing deposits	561,740			525,209			478,694
Other non-interest-bearing liabilities	71,998			72,217			78,632
Total liabilities	4,786,408			4,780,926			4,363,340
Total stockholders’ equity	1,024,153			1,029,925			1,036,786
Total liabilities and stockholders’ equity	$5,810,561			$5,810,851			$5,400,126
Net interest income		$180,364			$169,868			$150,917
Interest rate spread		3.11			2.97			2.86
Net interest margin		3.29			3.12			3.00
Average interest-earning assets to average interest-bearing liabilities	130.83%			129.32%			131.34%

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

	Year Ended 12/31/2018 Compared to Year Ended 12/31/2017			Year Ended 12/31/2017 Compared to Year Ended 12/31/2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income:
Loans receivable	$(3,285)	$10,702	$7,417	$18,610	$6,104	$24,714
Overnight investments	5,467	2,972	8,439	2,274	1,121	3,395
Investment securities	416	218	634	(481)	(390)	(871)
Mortgage-backed securities	(4,630)	1,245	(3,385)	(4,325)	741	(3,584)
Collateralized mortgage obligations	159	138	297	(50)	104	54
Other interest-earning assets	10	498	508	351	16	367
Total interest-earning assets	(1,863)	15,773	13,910	16,379	7,696	24,075
Interest expense:
Interest-earning checking accounts	174	130	304	132	92	224
Money market	(167)	619	452	(39)	25	(14)
Savings accounts	(14)	1,737	1,723	240	4	244
Time deposits	(669)	2,464	1,795	833	1,143	1,976
Total interest-bearing deposits	(676)	4,950	4,274	1,166	1,264	2,430

FHLB advances	73	(25)	48	3,240	(1,010)	2,230
Repurchase agreements	—	—	—	—	(1)	(1)
Statutory trust debenture	(688)	(220)	(908)	1	464	465
Total interest-bearing liabilities	(1,291)	4,705	3,414	4,407	717	5,124

Net change in net interest income	$(572)	$11,068	$10,496	$11,972	$6,979	$18,951

2018 vs. 2017. For the year ended December 31, 2018, the Company reported net interest income of $180.4 million, an increase of $10.5 million, or 6.2%, from the year ended December 31, 2017.  Total interest income increased $13.9 million, or 7.0%, to $211.8 million for the year ended December 31, 2018 from $197.9 million for the year ended December 31, 2017. The increase in interest income was primarily due to an increase in yields on the investment and loan portfolios following recent Federal Reserve Bank federal funds rate increases.  Loans decreased $139.5 million, or 3.5%, to $3.89 billion at December 31, 2018, from $4.03 billion at December 31, 2017.  During the year ended December 31, 2018, our residential real estate portfolio increased $25.3 million, or 2.7%.  However, this growth was offset by a $54.7 million decrease in our total commercial portfolio and an $110.1 million decrease in our total consumer loan portfolio.  We continue to experience a number of large commercial loan payoffs as projects are completed and sold and financing is obtained from non-bank sources.  The decrease in our consumer loan portfolio was due primarily to a $63.1 million decrease in indirect auto loans resulting from our planned run-off of this portfolio segment.  As previously disclosed, we decided to exit the indirect auto lending business in the first quarter of 2017.  For the year ended December 31, 2018, total interest expense increased $3.4 million, or 12.2%, to $31.4 million from $28.0 million for the year ended December 31, 2017 primarily due to an increase in the cost of deposits driven by the previously discussed federal funds rate increases.  The Company also paid off $25.8 million of a higher cost trust preferred debenture during the first quarter of 2018.  Our net interest margin increased to 3.29% for the year ended December 31, 2018, from 3.12% for 2017.  During the year ended December 31, 2018, the net interest margin was positively impacted by nine basis points due to loan prepayments compared to a seven basis points positive impact during the year ended December 31, 2017.  We believe that the current interest rate environment will put pressure on net interest margin in future periods until we continue to grow our loan portfolio and reduce the percentage of our balance sheet assets that are held in lower yielding cash and investments.

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

Provision for Loan Losses

As a result of loan growth and net charge-offs during 2018, 2017 and 2016, we recorded a $4.6 million, $3.1 million and $485 thousand provision for loan losses during the years ended December 31, 2018, December 31, 2017 and December 31, 2016, respectively. The provision for the year ended December 31, 2017 also included a $1.5 million specific valuation allowance for a shared national credit that was downgraded to doubtful and moved to non-accrual status during the first quarter of 2017.  During 2018, this non-performing shared national credit was sold and we recorded a loss of $766 thousand.  Net charge-offs for the year ended December 31, 2018 were $4.6 million, compared to $3.1 million and $2.7 million for the years ended December 31, 2017 and 2016, respectively. We charge-off any collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Government guaranteed student loans greater than 90 days delinquent continue to accrue interest as these loans are guaranteed by the government and have little risk of credit loss. The provision for loan losses was determined by management to be an amount necessary to maintain a balance of allowance for loan losses at a level that considers all known and current losses in the loan portfolio as well as potential losses due to unknown factors such as the economic environment. Changes in the provision were based on management’s analysis of various factors such as: estimated fair value of underlying collateral, recent loss experience in particular segments of the portfolio, levels and trends in delinquent loans, and changes in general economic and business conditions.

At December 31, 2018, the allowance for loan losses totaled $43.3 million, or 1.11% of total loans outstanding, compared to $43.3 million, or 1.07% of total loans outstanding, as of December 31, 2017 and $43.3 million, or 1.08% of total loans outstanding, as of December 31, 2016. An analysis of the changes in the allowance for loan losses is presented under “Risk Management—Analysis and Determination of the Allowance for Loan Losses” below.

Non-Interest Income

The following table sets forth a summary of non-interest income for the periods indicated:

				Change 2018/2017		Change 2017/2016
Year Ended December 31,	2018	2017	2016	$	%	$	%
(Dollars in thousands)
Insurance commission income	$4,681	$7,124	$6,719	$(2,443)	(34.3)%	$405	6.0%
Other services charges	13,202	12,539	12,556	663	5.3%	(17)	(0.1)%
Mortgage banking and SBA income	1,587	2,105	854	(518)	(24.6)%	1,251	146.5%
Net gain (loss) on sale of investment securities	98	(7)	1,811	105	1,500.0%	(1,818)	(100.4)%
Net gain on sale of insurance agency	3,297	—	—	3,297	100.0%	—	—
Limited partnership losses and amortization	(1,139)	(474)	(621)	(665)	(140.3)%	147	23.7%
Bank owned life insurance	3,112	3,433	2,749	(321)	(9.4)%	684	24.9%
Returned check charges	4,032	4,045	3,737	(13)	(0.3)%	308	8.2%
Total	$28,870	$28,765	$27,805	$105	0.4%	$960	3.5%

2018 vs. 2017. For the year ended December 31, 2018, non-interest income increased $105 thousand, or 0.4%, to $28.9 million from $28.8 million for the year ended December 31, 2017.  The increase was primarily due to a $3.3 million net gain on the sale of the assets and liabilities of Beneficial Insurance Services, LLC.  This increase to non-interest income was partially offset by a $2.4 million decrease in income from insurance and advisory services during the year ended December 31, 2018 compared to the prior year.  The increase was also partially offset by a $518 thousand decrease in mortgage banking and SBA income.

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

Non-Interest Expense

The following table sets forth an analysis of non-interest expense for the periods indicated:

				Change 2018/2017		Change 2017/2016
(Dollars in thousands)	2018	2017	2016	$	%	$	%
Salaries and employee benefits	$78,253	$75,225	$68,515	$3,028	4.0%	$6,710	9.8%
Occupancy expense	10,580	10,336	9,786	244	2.4	550	5.6
Depreciation, amortization and maintenance	9,244	9,507	9,942	(263)	(2.8)	(435)	(4.4)
Marketing expense	4,897	4,684	4,404	213	4.5	280	6.4
Amortization of intangibles	696	1,563	2,190	(867)	(55.5)	(627)	(28.6)
FDIC insurance	1,658	1,744	2,055	(86)	(4.9)	(311)	(15.1)
Merger and restructuring charges	3,109	—	8,765	3,109	100.0	(8,765)	(100.0)
Professional fees	4,360	4,606	5,342	(246)	(5.3)	(736)	(13.8)
Insurance expense	1,768	1,791	1,871	(23)	(1.3)	(80)	(4.3)
Printing and supplies	917	864	1,283	53	6.1	(419)	(32.7)
Correspondent bank charges	3,031	2,887	2,752	144	5.0	135	4.9
Postage expense	1,344	1,379	1,418	(35)	(2.5)	(39)	(2.8)
Internet banking	2,377	2,771	2,865	(394)	(14.2)	(94)	(3.3)
Debit card rewards	952	465	510	487	104.7	(45)	(8.8)
Real estate owned expenses	69	89	242	(20)	(22.5)	(153)	(63.2)
Real estate owned (gains) losses	(77)	122	(164)	(199)	(163.1)	286	174.4
Classified loan expenses	1,282	925	1,025	357	38.6	(100)	(9.8)
Other loan expenses	1,465	1,778	1,978	(313)	(17.6)	(200)	(10.1)
Other	15,337	18,061	14,345	(2,724)	(15.1)	3,716	25.9
Total	$141,262	$138,797	$139,124	$2,465	1.8%	$(327)	(0.2)%

2018 vs. 2017. For the year ended December 31, 2018, non-interest expense increased $2.5 million, or 1.8%, to $141.3 million from $138.8 million for the year ended December 31, 2017.  The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $2.8 million due primarily to the costs associated with the build out of Neumann Finance Company, our majority-owned equipment financing subsidiary, an increase in our minimum wage and annual merit increases.  The increase in non-interest expense was also due to $3.1 million of professional fees associated with the previously mentioned pending merger of Beneficial with WSFS Financial Corporation. These increases to non-interest expense were partially offset by a $1.0 million decrease in net losses on other assets due to the $319 thousand gain on the sale of a closed branch during 2018 and $685 thousand of branch closure expenses recorded during the year ended December 31, 2017.  These increases to non-interest expense were also partially offset by an $816 thousand decrease in stock-based compensation expense, and an $867 thousand decrease in intangible amortization expense as a result of certain intangible assets reaching the end of their estimated lives.

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

Income Tax Expense

2018 vs. 2017. We recorded a provision for income taxes of $16.2 million for 2018, reflecting an effective rate of 25.5%, compared to a provision for income taxes of $32.8 million for 2017, reflecting an effective rate of 57.8%. The decrease in the effective tax rate in the year ended December 31, 2018 compared to the same periods a year ago is primarily due to the passage of the Tax Cuts and Jobs Act, which was enacted on December 22, 2017 and lowered the federal corporate tax rate for 2018 to 21% from 35%.

2017 vs. 2016. We recorded a provision for income taxes of $32.8 million for 2017, reflecting an effective rate of 57.8%, compared to a provision for income taxes of $13.6 million for 2016, reflecting an effective rate of 34.9%. Income tax expense increased $13.1 million, related to the enactment of the Tax Cuts and Jobs Act and its impact on re-measuring our net deferred tax assets (DTA) due to the reduction in the federal corporate income tax rate for 2018 to 21% from 35%.

As of December 31, 2018 and 2017, the Company had net deferred tax assets totaling $21.7 million and $23.0 million, respectively. Deferred tax assets can only be realized if the Company generates taxable income in the future. The Company regularly evaluates the realizability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carrybacks are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carryforward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or state deferred tax assets as of December 31, 2018 and 2017. However, if an unanticipated event occurred that materially changed pre-tax book income and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

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

•                           Sustained performance based on the restructured terms for at least six consecutive months;

•                           Approval by the special assets committee, which consists of senior management including the Chief Credit Officer and the Chief Financial Officer.

The following table sets forth information with respect to our non-performing assets at the dates indicated.

December 31, (Dollars in thousands)	2018	2017	2016	2015	2014
Non-accrual loans:
Real estate loans:
Residential	$4,571	$5,829	$7,740	$9,685	$8,768
Commercial real estate	12,323	3,273	1,472	2,070	2,123
Total real estate loans	16,894	9,102	9,212	11,755	10,891

Commercial business loans	2,922	9,828	1,768	1,378	1,755

Consumer loans:
Home equity lines of credit	1,160	1,246	1,009	1,635	1,858
Automobile loans	—	—	—	—	—
Other consumer loans	162	345	80	—	111
Total consumer loans	1,322	1,591	1,089	1,635	1,969
Total non-accrual loans (1)	21,138	20,521	12,069	14,768	14,615

Accruing loans past due 90 days or more:

Consumer loans:
Education loans (2)	8,589	14,152	14,843	22,900	25,296
Total consumer loans	8,589	14,152	14,843	22,900	25,296
Total accruing loans past due 90 days or more	8,589	14,152	14,843	22,900	25,296
Total non-performing loans	29,727	34,673	26,912	37,668	39,911

Real estate owned	754	189	821	1,276	1,578

Total non-performing assets	$30,481	$34,862	$27,733	$38,944	$41,489

Total non-performing loans to total loans	0.76%	0.86%	0.67%	1.28%	1.65%

Total non-performing assets to total assets	0.52%	0.60%	0.48%	0.81%	0.87%

(1)         Includes $8.2 million, $8.4 million, $1.1 million, $731 thousand, and $1.1 million of TDRs on non-accrual status as of December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(2)         Education loans are 98% government guaranteed.

Non-performing assets decreased $4.4 million to $30.5 million, or 0.52% of total assets, at December 31, 2018 from $34.9 million, or 0.60% of total assets, at December 31, 2017. The decrease is primarily due to the sale of one large commercial non-performing loan totaling $7.6 million during 2018.  We had a specific loan loss reserve of $1.5 million for this loan.  The actual loss for the loan was $766 thousand.  This was offset by an increase in non-accrual commercial real estate loans due primarily to one large relationship.  This loan has been charged down to the appraised value of the collateral securing the loan.  In 2018, we experienced a decrease in the balance of government guaranteed student loans that are greater than 90 days delinquent.  The decrease in past due government guaranteed loans is due to the timing of loans coming out of deferment status as of the reporting dates.  Net charge-offs for the year ended December 31, 2018 were $4.6 million compared to $3.1 million for the year ended December 31, 2017. We charge-off the collateral or cash flow deficiency on all classified loans once they are 90 days delinquent. Non-performing assets at December 31, 2018 included $8.6 million, or 28.2%, of government guaranteed student loans where we have little risk of credit loss. We continue to rigorously review our loan portfolio to ensure that the collateral values remain sufficient to support the outstanding balances.

Interest income that would have been recorded for the years ended December 31, 2018 and 2017, had non-accrual loans been current according to their original terms, amounted to approximately $1.2 million and $1.3 million, respectively. There was no interest income recorded on non-accrual loans during the years ended December 31, 2018 and 2017, respectively.

The tables below include impaired loans and the average impaired loan balance as of December 31, 2018 and 2017.

Impaired Loans

As of December 31, 2018

(Dollars in thousands)

	Unpaid		Carrying			Average
	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired	Related
	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance	Allowance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$12,581	$258	$12,323	2.1%	28	$440	$—
Commercial Business	3,282	360	2,922	11.0%	22	133	—
Commercial Construction	—	—	—	—	—	—	—
Residential Real Estate	5,254	683	4,571	13.0%	94	49	—
Home Equity and Lines of Credit	1,160	—	1,160	—	29	40	—
Personal	162	—	162	—	11	15	—
Education	—	—	—	—	—	—	—
Auto	—	—	—	—	—	—	—
Total impaired loans with no related specific allowance recorded:	$22,439	$1,301	$21,138	5.8%	184	$115	$—

Impaired loans with a related specific allowance recorded:
Commercial Business	$—	$—	$—	0.0%	—	$—	$—
Impaired loans with a related specific allowance recorded:	$—	$—	$—	0.0%	$—	$—	$—

Total Impaired Loans	$22,439	$1,301	$21,138	5.8%	184	$115	$—

Impaired Loans

As of December 31, 2017

(Dollars in thousands)

	Unpaid		Carrying			Average
	Principal	Life-to-Date	Amount of	Charge-off	Number	Impaired	Related
	Balance	Charge-offs	Impaired Loans	% of UPB	of Loans	Loan Balance	Allowance
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$4,548	$33	$4,515	0.7%	24	$188	$—
Commercial Business	2,272	160	2,112	1.6%	17	592	—
Commercial Construction	—	—	—	—	—	—	—
Residential Real Estate	6,546	717	5,829	11.0%	116	50	—
Home Equity and Lines of Credit	1,276	30	1,246	2.4%	30	42	—
Personal	345	—	345	—	13	27	—
Education	—	—	—	—	—	—	—
Auto	—	—	—	—	—	—	—
Total impaired loans with no related specific allowance recorded:	$14,987	$940	$14,047	6.3%	198	$71	$—

Impaired loans with a related specific allowance recorded:
Commercial Business	$7,953	$—	$7,953	0.0%	2	$3,977	$1,500
Impaired loans with a related specific allowance recorded:	$7,953	$—	$7,953	0.0%	2	3,977	$1,500

Total Impaired Loans	$22,940	$940	$22,000	4.1%	200	$4,047	$1,500

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

The following table summarizes classified assets of all portfolio types at the dates indicated:

At December 31,
(Dollars in thousands)	2018	2017	2016	2015	2014

Special mention assets	$11,560	$12,510	$14,914	$15,190	$19,423
Substandard assets	23,554	28,772	36,089	33,199	43,704
Doubtful assets	—	7,953	—	—	—
Total classified assets	$35,114	$49,235	$51,003	$48,389	$63,127

For all loans classified as substandard and doubtful, we generally charge-off the collateral deficiency on all collateral dependent classified loans that are 90 days past due. During the first quarter of 2017, one shared national credit for $9.6 million was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators. This loan continued to make payments in 2017 and, at December 31, 2017, had an $8.0 million outstanding balance.  Management had established a $1.5 million specific valuation allowance to cover risk associated with this loan as of December 31, 2017.  During the year ended December 31, 2018, this loan was sold and the actual loss for the loan was $766 thousand.

Analysis and Determination of the Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings. As of December 31, 2018 and 2017, our methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio. The allowance for loan losses methodology includes review of the nine interagency qualitative factors that are assessed to adjust the allowance based on the incremental risk of drivers not adequately reflected in the quantitative component of the allowance. The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology to reflect changes in the portfolio and current economic conditions.

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

Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available to absorb losses in the loan portfolio. We generally charge-off the collateral or discounted cash flow deficiency on all loans at 90 days past due.  During the first quarter of 2017, one shared national credit for $9.6 million was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators. This loan continued to make payments in 2017 and, at December 31, 2017, had an $8.0 million outstanding balance.  Management had established a $1.5 million specific valuation allowance to cover risk associated with this loan as of December 31, 2017.  During the year ended December 31, 2018, this loan was sold and the actual loss for the loan was $766 thousand.

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

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

(Dollars in thousands)	2018		2017		2016		2015		2014
	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans	Allowance Allocated to Loan Portfolio	Loan Category as a % of Total Loans
General valuation allowance:
Commercial:
Commercial real estate	$28,651	39.6%	$28,205	39.2%	$23,395	34.6%	$22,640	33.0%	$18,016	25.2%
Commercial business loans	9,372	15.8	9,019	16.4	9,923	17.3	11,856	16.9	18,264	18.2
Small business leases	1,477	3.6	961	3.5	536	3.5	—	—	—	—
Commercial construction	1,770	4.8	963	3.6	3,579	5.6	2,335	4.0	2,343	2.9
Total Commercial	41,270	63.8	39,148	62.9	37,433	61.0	36,831	53.9	38,623	46.3
Residential:
Residential real estate	810	24.9	838	23.4	1,493	22.3	1,644	25.0	1,960	27.6
Total real estate loans	810	24.9	838	23.4	1,493	22.3	1,644	25.0	1,960	27.6
Consumer:
Home equity & lines of credit	312	5.2	491	5.7	1,185	6.2	2,356	7.9	2,669	9.3
Personal	158	0.3	255	0.4	372	0.6	436	0.7	1,957	1.3
Education	125	3.4	121	3.7	129	4.1	125	6.1	285	8.1
Automobile	587	2.4	914	3.9	2,649	5.8	4,108	6.4	4,610	7.4
Total consumer	1,182	11.3	1,781	13.7	4,335	16.7	7,025	21.1	9,521	26.1
Unallocated	—		—		—		—		550
Total general valuation allowance	$43,262	100.0%	$41,767	99.8%	$43,261	100.0%	$45,500	100.0%	$50,654	100.0%
Specific valuation allowance:
Commercial:
Commercial business loans	$—	—%	$1,500	0.2%	$—	—%	$—	—%	$—	—%
Total Commercial	—		1,500	—	—	—	—	—	—	—
Total specific valuation allowance	$—	—%	$1,500	—%	$—	—%	$—	—%	$—	—%
Total allowance for loan and lease losses	$43,262	100.0%	$43,267	100.0%	$43,261	100.0%	$45,500	100.0%	$50,654	100.0%

Commercial Loans. The allowance for the commercial portfolio totaled $41.3 million at December 31, 2018 compared to $39.1 million at December 31, 2017.  The allowance for loan losses related to the commercial portfolio was 1.66% of commercial loans at December 31, 2018 compared to 1.60% of commercial loans at December 31, 2017.  We continue to experience low levels of delinquencies, commercial criticized and classified loans, and net charge-offs.  We believe the commercial reserves are adequate given the continued improvement in credit quality metrics during the year ended December 31, 2018.

Residential Loans. The allowance for the residential loan portfolio was $810 thousand, or 0.08% of residential loans, at December 31, 2018 compared to $838 thousand, or 0.09% of residential loans, at December 31, 2017.  We continue to experience consistently low levels of net charge-offs and delinquencies within this portfolio with annual loss rates of 0.09% and 0.02% during the year ended December 31, 2018 and 2017, respectively.  We believe the balance of residential reserves is appropriate given the continued low net charge-off levels.

Consumer Loans. The allowance for the consumer loan portfolio was $1.2 million, or 0.27% of consumer loans, at December 31, 2018 compared to $1.8 million, or 0.32% of consumer loans, at December 31, 2017. The decrease in the allowance for loan losses within this portfolio is primarily due to a decline in the balance of consumer loans and continued low levels of delinquencies. For the year ended December 31, 2018, delinquent consumer loans totaled $22.9 million compared to $33.5 million as of December 31, 2017.  We believe the balance of consumer reserves is appropriate given continued low levels of delinquencies.

Specific Allowance. Management determined that no specific allowance was necessary as of December 31, 2018.  As of December 31, 2017, management established a $1.5 million specific valuation allowance to cover the risk associated with one shared national credit for $8.0 million that was downgraded to doubtful and changed to non-accrual status during the year.  This loan was sold during the year ended December 31, 2018.  The actual loss for this loan was $766 thousand.

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

The following table sets forth an analysis of the activity in the allowance for loan losses for the periods indicated:

Year Ended December 31, (Dollars in thousands)	2018	2017	2016	2015	2014

Allowance at beginning of period	$43,267	$43,261	$45,500	$50,654	$55,649

General provision for loan losses	4,581	1,618	485	(3,600)	200
Specific valuation allowance	—	1,500	—	—	—
Charge-offs:
Real estate loans:
Residential	991	246	379	283	702
Commercial real estate	488	470	134	2,333	5,804
Total real estate loans	1,479	716	513	2,616	6,506

Commercial business loans	2,981	525	536	703	5,338

Commercial small business leases	1,367	1,776	292	—	—

Consumer:
Home equity & lines of credit	431	356	411	584	180
Automobile	1,514	1,816	2,170	1,774	1,682
Other consumer loans	525	287	892	625	823
Total consumer loans	2,470	2,459	3,474	2,983	2,685
Total charge-offs	8,297	5,476	4,814	6,302	14,529

Recoveries:
Real estate loans:
Residential	80	28	1	16	88
Commercial real estate	1,787	25	425	749	3,845
Total real estate loans	1,867	53	426	765	3,933

Commercial business	571	38	203	2,759	4,499

Commercial small business leases	411	444	95	—	—

Consumer:
Home equity& lines of credit	125	311	273	173	198
Automobile	614	1,189	823	898	601
Other consumer loans	123	330	270	153	103
Total consumer loans	862	1,828	1,366	1,224	902
Total recoveries	3,711	2,364	2,090	4,748	9,334
Net charge-offs	4,586	3,112	2,724	1,554	5,195
General allowance at end of period	$43,262	$41,767	$43,261	$45,500	$50,654
Specific allowance at end of period	$—	$1,500	$—	$—	$—

Allowance to non-performing loans	145.53%	124.79%	160.75%	120.79%	126.92%

Allowance to total loans	1.11%	1.07%	1.08%	1.55%	2.09%

Net charge-offs to average loans	0.12%	0.08%	0.08%	0.06%	0.22%

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

Our goal is to manage our interest rate risk by determining whether a given movement in interest rates affects our net income and the market value of our portfolio equity in a positive or negative way, and to execute strategies to maintain interest rate risk within established limits. The results at December 31, 2018 indicate an acceptable level of risk.

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

The tables below set forth an approximation of our interest rate risk exposure. The simulation uses projected repricing of assets and liabilities at December 31, 2018 and December 31, 2017. The primary interest rate exposure measurement applied to the entire balance sheet is the effect on net interest income of a change in market interest rates of plus or minus 200 basis points over a one year time horizon, and the effect on economic value of equity of a change in market interest rates of plus or minus 200 basis points for all projected future cash flows. Various assumptions are made regarding the prepayment speed and optionality of loans, investments and deposits, which are based on analysis and market information. The assumptions regarding optionality, such as prepayments of loans and the effective maturity of non-maturity deposit products, are documented periodically through evaluation under varying interest rate scenarios.

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

As of December 31, 2018 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$159,750	$176,035	$184,805
% change	(9.25)%		4.98%

Economic Value at Risk:
Equity	$1,100,375	$1,182,676	$1,177,336
% change	(6.96)%		(0.45)%

As of December 31, 2017 (Dollars in thousands):

Basis point change in rates	-200	Base Forecast	+200

Net Interest Income at Risk:
Net Interest Income	$153,783	$167,781	$175,152
% change	(8.34)%		4.39%

Economic Value at Risk:
Equity	$1,026,313	$1,107,750	$1,107,238
% change	(7.35)%		(0.05)%

As of December 31, 2018, based on the scenarios above, net interest income at risk would be positively affected over a one-year time horizon in a rising interest rate environment and negatively affected in a declining interest rate environment.  The economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining interest rate environment. As of December 31, 2017, based on the scenarios above, net interest income at risk would be positively affected over a one-year time horizon in a rising interest rate environment and negatively affected in a declining interest rate environment. The economic value at risk would be negatively affected over a one-year time horizon in both a rising and a declining interest rate environment. The current historically low interest rate environment reduces the reliability of the measurement of a 200 basis point decline in interest rates, as such a decline would result in negative interest rates. We have established an interest rate floor of zero percent for measuring interest rate risk. Such a floor in our income simulation results in a reduction in our net interest margin as more of our liabilities than our assets are impacted by the zero percent floor. In addition, economic value of equity is also reduced in a declining rate environment due to the negative impact to deposit premium values.

Overall, our December 31, 2018 results indicate that we are adequately positioned with limited net interest income and economic value at risk and that all interest rate risk results continue to be within our policy guidelines.

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

We have contingency funding plans that assess liquidity needs that may arise from certain stress events such as rapid asset growth and financial market disruptions. Our contingency plans also provide for continuous monitoring of net borrowed funds dependence and available sources of contingent liquidity. These sources of contingent liquidity include cash and cash equivalents, capacity to borrow at the Federal Reserve discount window and the Federal Home Loan Bank system, fed funds purchased from other banks and the ability to sell, pledge or borrow against unencumbered securities in our investment portfolio. As of December 31, 2018, the potential liquidity from these sources totaled $3.2 billion, which is an amount we believe currently exceeds any contingent liquidity needs.

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

Sources of Funds. Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $852.5 million, including overnight investments of $792.2 million.  Securities classified as available-for-sale, which provide additional sources of liquidity, totaled $285.6 million at December 31, 2018.  On December 31, 2018, we had $515.0 million in Federal Home Loan Bank advances outstanding. In addition, if Beneficial Bank requires funds beyond its ability to generate them internally, it can borrow funds under an overnight advance program up to Beneficial Bank’s maximum borrowing capacity based on its ability to collateralize such borrowings.

Our primary sources of funds include a large, stable deposit base. Core deposits, primarily gathered from our retail branch network, are our largest and most cost-effective source of funding. Core deposits totaled $3.33 billion at December 31, 2018, compared to $3.28 billion at December 31, 2017. In addition, we use brokered certificates of deposit as a funding source of our asset base.  The Company primarily relies on its retail and commercial deposit base to fund the balance sheet as these deposits are typically a lower cost and more stable funding source than brokered deposits.  However, the Company also utilizes brokered certificates of deposit to fund a portion of the balance sheet subject to policy limits approved by the Company’s Board of Directors.  As of December 31, 2018 and December 31, 2017, the Company had $210.2 million, or 3.6% of total assets, and $285.6 million, or 4.9% of total assets, of brokered certificates of deposit, respectively.  For the years ended December 31, 2018 and December 31, 2017, the cost of brokered certificates of deposit totaled 1.53% and 1.56%, respectively.

The Company utilizes different terms for the brokered certificates of deposit to minimize the refinancing risk that exists in any given year.  The Company has structured its brokered certificates of deposit to mature over a five-year period.  The following table summarizes the outstanding balance of brokered certificates of deposit by calendar year of maturity for the period presented:

(Dollars in thousands)	December 31, 2018
Amounts mature in:
2019	$45,836
2020	99,414
2021	50,000
2022	14,950
2023	—
Total	$210,200

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

As of December 31, 2018 and December 31, 2017, aggregate wholesale funding totaled $724.0 million and $790.9 million, respectively. In addition, at December 31, 2018, we had arrangements to borrow up to $2.2 billion from the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia.  On December 31, 2018, we had $515.0 million of advances outstanding with the FHLB of Pittsburgh.  During the year ended December 31, 2017, we executed a $200.0 million forward starting interest rate swap at 2.24% to lock in lower funding costs for a $200.0 million borrowing that matures in 2019.

A significant use of our liquidity is the funding of loan originations. At December 31, 2018, Beneficial Bank had $758.3 million in loan and lease commitments outstanding, which consisted of $588 thousand, $328 thousand and $6.4 million in commercial loan commitments, consumer loan commitments, and commercial small business lease commitments, respectively, $243.8 million in commercial construction and other advances, $480.4 million in commercial and consumer unused lines of credit, and $26.8 million in standby letters of credit. Another significant use of Beneficial Bank’s liquidity is the funding of deposit withdrawals. Certificates of deposit due within one year of December 31, 2018 totaled $433.2 million, or 52.4% of certificates of deposit. The large percentage of certificates of deposit that mature within one year reflects customers’ hesitancy to invest their funds for long periods in the current low interest rate environment. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, brokered deposits and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2018. We have the ability to attract and retain deposits by adjusting the interest rates offered.

The following tables present certain of our contractual obligations at December 31, 2018:

		Payments due by period
(Dollars in thousands)	Total	Less than One Year	One to Three Years	Three to Five Years	More Than Five Years

Borrowed funds	$515,000	$200,000	$295,000	$20,000	$—
Commitments to fund new
Commercial loans	588	588	—	—	—
Consumer-Mortgage loans	328	328	—	—	—
Commercial small business leases	6,370	6,370	—	—	—
Commitments to fund commercial construction and other advances	243,806	1,252	43,620	77,748	121,186
Unused lines of credit	480,371	35,483	227,792	85,049	132,047
Standby letters of credit	26,833	334	25,239	246	1,014
Operating lease obligations	54,815	6,084	12,283	11,658	24,790
Total	$1,328,111	$250,439	$603,934	$194,701	$279,037

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

Beneficial Bancorp is a separate legal entity from Beneficial Bank and must provide for its own liquidity in addition to its operating expenses. Beneficial Bancorp’s primary source of income is dividends received from Beneficial Bank. The amount of dividends that Beneficial Bank may declare and pay to Beneficial Bancorp is generally restricted under Pennsylvania law to the retained earnings of Beneficial Bank. At December 31, 2018, Beneficial Bancorp (stand-alone) had liquid assets of $130.4 million.  During the year ended December 31, 2018, the Company used cash of $20.3 million to repurchase stock and $35.7 million to pay cash dividends to shareholders.

Capital Management. We are subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, we exceeded all of our regulatory capital requirements. We are considered “well capitalized” under regulatory guidelines. See note 17 in the notes to the consolidated financial statements included in this Annual Report.

At December 31, 2018, Beneficial Bank’s ratio of Tier 1 capital to risk-weighted assets equaled 19.63%, well above the ratio necessary to be considered well capitalized under applicable federal regulations. We strive to manage our capital for maximum shareholder benefit. While the significant increase in equity that resulted from our second-step conversion completed on January 12, 2015 adversely impacted our return on equity, our financial condition and results of operations have been enhanced by the capital from the offering, resulting in increased net interest-earning assets and net income. Further, our strong capital position leaves us well-positioned to meet our customers’ needs and to execute on our growth strategies both organically and through acquisitions. We will also use capital management tools, such as common share repurchases, to improve our capital position.

On July 21, 2016, the Company adopted a second stock repurchase program for up to 10% of its outstanding common stock, or 7,770,978 shares. During the year ended December 31, 2018, the Company purchased 945,400 shares under the second stock repurchase plan.

The Company paid cash dividends on its common stock totaling $0.49 per share during the year ended December 31, 2018.  On January 31, 2019, the Company declared a cash dividend of 6 cents per common share, payable on or after February 21, 2019, to common shareholders of record at the close of business on February 11, 2019.

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our consolidated financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 22 to the consolidated financial statements. For the year ended December 31, 2018, we did not engage in any off-balance sheet transactions reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Derivative Financial Instruments. The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2018, the Company had interest rate swaps with an aggregate notional amount of $164.3 million related to this program. During the year ended December 31, 2018, the Company recognized a net loss of $43 thousand compared to a net loss of $39 thousand during the year ended December 31, 2017 and a net gain of $798 thousand during the year ended December 31, 2016, related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income. The increase in income associated with our interest rate swap agreements during 2016 can be attributed to a $493 thousand swap fee earned on a commercial real estate loan.

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

For this interest rate swap that is designated as a cash flow hedge, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the years ended December 31, 2018 and December 31, 2017.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see note 3 in the notes to the consolidated financial statements included in this Annual Report.

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

Consolidated Summary of Quarterly Earnings (Unaudited)

(Dollars in thousands, except per share amounts)

The following table presents summarized quarterly data for 2018 and 2017:

	1st	2nd	3rd	4th	Total
2018	Quarter	Quarter	Quarter	Quarter	Year
Total interest income	$50,246	$52,615	$53,075	$55,842	$211,778
Total interest expense	7,045	7,490	8,118	8,761	31,414
Net interest income	43,201	45,125	44,957	47,081	180,364
Provision for loan and lease losses	999	1,666	1,916	—	4,581
Net interest income after provision for loan and lease losses	42,202	43,459	43,041	47,081	175,783
Total non-interest income	6,664	7,383	9,881	4,942	28,870
Total non-interest expense	36,357	35,287	36,385	33,233	141,262
Income before income taxes	12,509	15,555	16,537	18,790	63,391
Income tax expense	2,785	3,711	4,286	5,374	16,156
Consolidated net income	9,724	11,844	12,251	13,416	47,235
Net income attributable to noncontrolling interest	(67)	(94)	(139)	(309)	(609)
Net income attributable to Beneficial Bancorp Inc.	$9,791	$11,938	$12,390	$13,725	$47,844

Basic earnings per common share (1)	$0.13	$0.16	$0.17	$0.19	$0.66
Diluted earnings per common share (1)	$0.13	$0.16	$0.17	$0.19	$0.65
Dividends declared per share	$0.31	$0.06	$0.06	$0.06	$0.49

	1st	2nd	3rd	4th	Total
2017	Quarter	Quarter	Quarter	Quarter	Year
Total interest income	$47,394	$48,542	$49,446	$52,486	$197,868
Total interest expense	6,620	6,785	7,060	7,535	28,000
Net interest income	40,774	41,757	42,386	44,951	169,868
Provision for loan and lease losses	600	750	750	1,018	3,118
Net interest income after provision for loan and lease losses	40,174	41,007	41,636	43,933	166,750
Total non-interest income	7,068	7,420	7,112	7,165	28,765
Total non-interest expense	35,367	34,214	33,838	35,378	138,797
Income before income taxes	11,875	14,213	14,910	15,720	56,718
Income tax expense	3,520	4,728	5,482	19,064	32,794
Consolidated net income	8,355	9,485	9,428	(3,344)	23,924
Net income attributable to noncontrolling interest	—	—	—	(8)	(8)
Net income attributable to Beneficial Bancorp Inc.	$8,355	$9,485	$9,428	$(3,336)	$23,932

Basic earnings per common share (1)	$0.11	$0.13	$0.13	$(0.05)	$0.33
Diluted earnings per common share (1)	$0.11	$0.13	$0.13	$(0.05)	$0.32
Dividends declared per share	$0.06	$0.06	$0.06	$0.06	$0.24

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

Item 9.                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.            CONTROLS AND PROCEDURES

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”): (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  In addition, based on that evaluation, no change in the Company’s internal control over financial reporting occurred during the quarter or year ended December 31, 2018 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 is effective.

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

KPMG LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2018, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their reports, which are included herein.

/s/ Gerard P. Cuddy	/s/ Thomas D. Cestare
Gerard P. Cuddy	Thomas D. Cestare
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Item 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.                                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The Company’s Board of Directors currently consists of nine members.  The Board is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year.

Information regarding the Company’s directors is provided below.  Unless otherwise stated, each individual has held his or her current occupation for the last five years.  The age indicated in each director’s biography is as of December 31, 2018.  There are no family relationships among the directors or executive officers.  The indicated period for service as a director includes service as a trustee of the Bank.

Edward G. Boehne served as the President of the Federal Reserve Bank of Philadelphia from 1981 to 2000. Mr. Boehne is a Senior Economic Advisor for Haverford Trust Company, an asset management company. He is also a director of Toll Brothers, Inc. (NYSE: TOL) and the privately held companies of Haverford Trust Company. Age 78. Trustee of Beneficial Bank since 2000 and director of Beneficial Bancorp since its formation in 2014.

Mr. Boehne’s asset management background provides the Board of Directors with substantial management and leadership experience with respect to an industry that complements the financial services provided by Beneficial Bank. In addition, as a director of a corporation listed on the New York Stock Exchange, Mr. Boehne offers the Board of Directors significant public company oversight experience.

Karen Dougherty Buchholz is Senior Vice President, Administration, Comcast Corporation, one of the nation’s leading providers of entertainment, information and communications products and services. Age 51. Trustee of Beneficial Bank since 2009 and director of Beneficial Bancorp since its formation in 2014.

As an executive of Comcast Corporation, Ms. Buchholz provides the Board of Directors with extensive public company oversight and leadership experience. In addition, Ms. Buchholz is affiliated with several local civic and charitable organizations and offers the Board of Directors significant business and management level experience from a setting outside of the financial services industry.

Gerard P. Cuddy has served as our President and Chief Executive Officer since 2006. From May 2005 to November 2006, Mr. Cuddy was a senior lender at Commerce Bank. From 2002 to 2005, Mr. Cuddy served as a Senior Vice President of Fleet/Bank of America. Before his service with Fleet/Bank of America, Mr. Cuddy held senior management positions with First Union National Bank and Citigroup. Age 59. Trustee of Beneficial Bank since 2006 and director of Beneficial Bancorp since its formation in 2014.

Mr. Cuddy’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Beneficial Bank serves affords the Board of Directors valuable insight regarding the business and operation of Beneficial Bank. Mr. Cuddy’s knowledge of Beneficial Bancorp’s and Beneficial Bank’s business and history, combined with his success and strategic vision, position him well to continue to serve as our President and Chief Executive Officer.

Michael J. Donahue is a retired partner of KPMG LLP, the global accounting and consulting firm where he held various leadership roles including Group Executive Vice President and Chief Operating Officer of KPMG Consulting (later renamed BearingPoint, NYSE: BE, NASDAQ: KCIN), the $3.6 billion consulting and systems integration firm.  Mr. Donahue also served as the managing partner, technology solutions, for the global consulting business and as a member of the Board of Directors of KPMG LLP (US), KPMG Consulting KK (Japan) and as Chairman of the Supervisory Board of KPMG Consulting AG (Germany, Austria and Switzerland). While Chief Operating Officer, Mr. Donahue managed the initial public offering process and led a global expansion program, completing 34 merger and acquisition transactions which added $1.1 billion of annual revenue. Age 60.  Trustee of Beneficial Bank and director of Beneficial Bancorp since 2015.

Mr. Donahue has significant Board experience having served on the board of directors for 17 corporations (12 private, five publicly-held). Mr. Donahue’s experience has ranged from large global company boards to emerging growth company boards. In addition to serving on the Board of Directors of Beneficial, Mr. Donahue presently serves as an independent director of two privately-

held firms: Mobiquity, a Massachusetts-based mobile technology and services company; and SiteSpect, a web marketing and optimization software business located in Boston. He also recently served as a director of Preferred Sands, a Pennsylvania-based energy services company.

Mr. Donahue provides the Board of Directors with significant technology strategy and information systems experience across a wide range of industries.  In addition, Mr. Donahue offers the Board of Directors significant public company oversight experience.

Frank A. Farnesi is a retired partner of KPMG LLP. In October 2012, Mr. Farnesi was named Chairman of the Board of Beneficial Bank. He is also a former director of RAIT Investment Trust (NYSE: RAS) and a former Trustee of Faith in the Future Foundation. Mr. Farnesi is a Board Leadership Fellow of the National Association of Corporate Directors (NACD). Age 71. Trustee of Beneficial Bank since 2004 and director of Beneficial Bancorp since its formation in 2014.

As a former partner with a certified public accounting firm, Mr. Farnesi provides the Board of Directors with critical experience regarding accounting and financial matters.

Donald F. Gayhardt, Jr. has served as the Chief Executive Officer of Curo Group Holdings Corporation, a publicly traded financial services company, since January 2012 and as Chairman of the Board of Music Training Center Holdings, LLC, a music education company, since May 2009. Before that, Mr. Gayhardt held positions of President, Chief Financial Officer and Secretary as well as a member of the Board of Directors of Dollar Financial Corp., a financial services company located in Berwyn, Pennsylvania. Age 54. Trustee of Beneficial Bank since 2009 and director of Beneficial Bancorp since its formation in 2014.

As a former Chief Financial Officer of Dollar Financial Corp., Mr. Gayhardt provides the Board of Directors with critical experience regarding accounting and financial matters. Mr. Gayhardt’s extensive experience in the local banking industry and involvement in business and civic organizations in the communities in which Beneficial Bank serves affords the Board of Directors valuable insight regarding the business and operation of Beneficial Bank.

Elizabeth H. Gemmill served as the President of the Warwick Foundation, a private family foundation, which dissolved in 2012. She is also a director of Universal Display Corporation (Nasdaq: OLED). In addition, Ms. Gemmill is a Board Leadership Fellow of the National Association of Corporate Directors (NACD). Age 73. Trustee of Beneficial Bank since 2005 and director of Beneficial Bancorp since its formation in 2014.

As a director of Universal Display Corporation, Ms. Gemmill is the Lead Director and provides the Board of Directors with critical experience regarding public company oversight matters.

Thomas J. Lewis served as President and Chief Executive Officer of Thomas Jefferson University Hospitals, Inc. from 1996 to 2012. He is also a director of The Food Trust, which is a nonprofit organization. Mr. Lewis is a Board Governance Fellow of the National Association of Corporate Directors (NACD). Age 66. Trustee of Beneficial Bank since 2005 and director of Beneficial Bancorp since its formation in 2014.

Mr. Lewis’ background offers the Board of Directors management and oversight experience, specifically within the region in which Beneficial Bank conducts its business.

Roy D. Yates is a Professor of Electrical and Computer Engineering at Rutgers University in Piscataway, New Jersey and is a former Chairman of the Board of FMS Financial Corporation. Age 56. Trustee of Beneficial Bank since 2007 and director of Beneficial Bancorp since its formation in 2014.

As the former Chairman of FMS Financial Corporation, Mr. Yates provides the Board of Directors with critical experience regarding public company oversight matters. In addition, Mr. Yates’ academic and engineering background provides the Board of Directors with experience from a setting outside of the financial services industry.

Executive Officers

For information relating to officers of the Company, the section captioned “Business—Executive Officers of the Registrant” in Part I, Item 1 of this Annual Report on Form 10-K is incorporated by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Company common stock during the year ended December 31, 2018.

Audit Committee Financial Expert

The Audit Committee, which is comprised of Donald F. Gayhardt (Chair), Michael J. Donahue, Elizabeth H. Gemmill and Thomas J. Lewis, assists the Board of Directors in its oversight of Beneficial Bancorp’s accounting, auditing, internal control structure and financial reporting matters, the quality and integrity of Beneficial Bancorp’s financial reports and Beneficial Bancorp’s compliance with applicable laws and regulations. The committee is also responsible for engaging Beneficial Bancorp’s independent registered public accounting firm and monitoring its conduct and independence. The Board of Directors has designated Donald F. Gayhardt, Jr. as an audit committee financial expert under the rules of the Securities and Exchange Commission. Mr. Gayhardt is independent under the listing requirements of the Nasdaq Stock Market applicable to audit committee members.

Code of Ethics and Business Conduct

Beneficial Bancorp has adopted a Code of Ethics and Business Conduct that is designed to ensure that the Company’s directors and employees meet the highest standards of ethical conduct.  The Code of Ethics and Business Conduct, which applies to all employees and directors, addresses conflicts of interest, the treatment of confidential information, general employee conduct and compliance with applicable laws, rules and regulations.  In addition, the Code of Ethics and Business Conduct is designed to deter wrongdoing and promote honest and ethical conduct, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations.  A copy of the Code of Ethics and Business Conduct is available in the Corporate Governance portion of the Investor Relations section of our website (www.thebeneficial.com).

ITEM 11.                                         EXECUTIVE COMPENSATION

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in this Item 11 that is required by the rules established by the Securities and Exchange Commission.  Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this document.  See “—Compensation Discussion and Analysis.”

Compensation Committee of the Board of Directors of

Beneficial Bancorp, Inc.

Thomas J. Lewis, Chairman

Edward G. Boehne

Donald F. Gayhardt, Jr.

Elizabeth H. Gemmill

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis (“CD&A”) is intended to assist shareholders in understanding our decision-making process and philosophy for compensating our named executive officers in 2018. The following executive officers, who constitute our “named executive officers”, include our Chief Executive Officer, Chief Financial Officer and our next three most highly compensated individuals who served as an executive officer at the end of 2018:

Gerard P. Cuddy	President and Chief Executive Officer
Thomas D. Cestare	Executive Vice President and Chief Financial Officer
Joanne R. Ryder	Executive Vice President and Chief Administration Officer
Martin F. Gallagher, Jr.	Executive Vice President and Chief Lending Officer
Joseph V. Canosa	Executive Vice President and Chief Credit Officer

This CD&A should be read together with the compensation tables for our named executive officers that may be found below under the caption “—Executive Compensation” in Item 11 of this Annual Report on Form 10-K.

The Compensation Committee routinely reviews the Company’s compensation practices to remain market competitive and to ensure that these practices are aligned with our compensation philosophy and objectives, regulatory requirements and evolving best practices.  Key highlights of the program include:

•                  We maintain a clawback policy for bonus and other incentive compensation paid to executive officers, which mitigates risk-taking behavior.

•                  Our directors and named executive officers are required to hold our common stock at specified minimum levels, which recognizes the importance of aligning their interests with those of stockholders.

•                  Our President and Chief Executive Officer is required to hold Company common stock valued at three times his annual base salary, and all other named executive officers are required to hold common stock valued at one times his or her annual base salary.

•                  The Compensation Committee reviews all incentive compensation programs with respect to risk-taking behavior, with the guiding principle being the safety and soundness of the Company and the Bank as paramount to all compensation incentives.

•                  Our annual incentive awards and long-term performance-based pay reflect and reinforce our pay for performance philosophy.

•                  We provide limited executive perquisites.

Executive Summary

2018 Financial and Strategic Highlights

During 2018 we continued to make progress towards our strategic goals.  Most significantly, on August 7, 2018, the Company entered into an Agreement and Plan of Reorganization with WSFS Financial Corporation (“WSFS”), pursuant to which the Company will merge with and into WSFS (the “Merger Agreement”).  Under the terms of the agreement, which has been unanimously approved by the boards of directors and shareholders of both companies, stockholders of Beneficial will receive 0.3013 shares of WSFS common stock and $2.93 in cash for each share of Beneficial common stock.  The transaction is subject to customary closing conditions and is expected to close during the first quarter of 2019.

In addition to the transactions contemplated by the Merger Agreement, our management team was also focused in 2018 on improving the Company’s financial performance.  Our top priorities were to:

•                                          Improve our overall returns and profitability levels;

•                                          Manage our expense base and improve our efficiency ratio;

•                                          Maintain strong asset quality;

•                                          Divest our insurance operations; and

•                                          Start up a new equipment finance company.

Some of our financial and strategic highlights for 2018 include:

•                                          We recorded net income of $47.8 million, or $0.65 per diluted share, for the year ended December 31, 2018, compared to net income of $23.9 million, or $0.32 per diluted share, for the year ended December 31, 2017;

•                                          Our return on assets improved to 0.81% compared to 0.41% in the prior year

•                                          Net interest margin totaled 3.38% for the year ended December 31, 2018, compared to 3.12% for the year ended December 31, 2017;

•                                          Net interest income increased $10.5 million, or 6.2%, for the year ended December 31, 2018, compared to the year ended December 31, 2017;

•                                          Our non-performing assets to total assets ratio decreased to 0.52% at December 31, 2018, compared to 0.60% at December 31, 2017, and our non-performing assets decreased $4.4 million to $30.5 million at December 31, 2018 from $34.9 million at December 31, 2017;

•                                          During the year ended December 31, 2018 we divested and recorded a $3.3 million net gain on the sale of substantially all of the assets and liabilities of Beneficial Insurance Services, LLC, a former consolidated wholly owned subsidiary of the Bank; and

•                                          In 2018, we launched Neumann Finance, a majority owned subsidiary that originates equipment leases to small businesses.

2018 Key Developments in Executive Compensation

Throughout 2018, our named executive officers focused on strategic initiatives that included the proposed merger with WSFS, as well as managing our capital, increasing profitability, reducing non-performing assets, differentiating the Bank from our competitors, and using new delivery channels to optimize our branch network. Our compensation decisions for 2018 reflected the contributions of our named executive officers to our solid financial performance and achievement of our strategic objectives, including the negotiation of the Merger Agreement.

Adjusting Base Salaries

Following annual performance reviews in the first the quarter of 2018, the Compensation Committee made adjustments to the base salaries for each of our named executive officers. During 2018, Mr. Cuddy, Mr. Cestare, Ms. Ryder, and Mr. Gallagher each received a 2% increase in base salary and Mr. Canosa received a 5% salary increase.  See — “Base Salary” for further discussion of our named executive officers’ base salaries.  See also, “—Executive Compensation—Summary Compensation Table” for actual base salaries paid in 2018.

Payments under the Company’s Short-Term Cash-Based Incentive Plan

Our Management Incentive Plan (“MIP”) paid out at stretch levels in 2018.  See “—Short-Term Cash-Based Incentive Compensation” for additional information on the MIP.  See also “—Executive Compensation—Summary Compensation Table” for the actual amounts earned by our named executive officers in 2018.

Issuing Annual Equity Grants

Consistent with our pay for performance philosophy, all of our named executive officers received grants of restricted stock in January 2018 under our long-term incentive program that was designed in connection with the adoption of the Beneficial Bancorp, Inc. 2016 Omnibus Plan.  Consistent with past practices, the committee chose to use restricted stock exclusively as it creates alignment with shareholders whether the stock price increases or decreases. Mr. Cuddy, Mr. Cestare, Ms. Ryder, Mr. Gallagher, and Mr. Canosa received annual equity awards of 25,853 shares, 10,517 shares, 7,291 shares, 6,808 shares, and 4,955 shares, respectively. These annual equity awards were based on each named executive officer’s target equity incentive opportunity as a percent of salary as established under the new plan. Forty percent of each award was granted in time-vested shares that vest ratably over three years and the remaining sixty percent was granted in shares that cliff vest based on the bank’s performance at the end of the three-year performance period. See the section titled “—Long-Term Equity-Based Incentive Compensation” for additional information on our equity program.  See also, “—Executive Compensation—Grants of Plan Based Awards” for the equity awards granted to our named executive officers in 2018.

Best Practices

In support of our pay for performance philosophy, as well as to ensure our compensation program is supported by good corporate governance practices, we have adopted the following best practices:

•                  Performance vesting on the majority of equity awards;

•                  A clawback policy;

•                  Stock ownership guidelines;

•                  No tax gross-ups in our executive agreements; and

•                  Comprehensive risk oversight.

Additional information on each of these governance practices is discussed in this CD&A.

Shareholder Say-on-Pay Vote

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), we held an advisory vote on the approval of the compensation of our named executive officers at our 2018 annual stockholders meeting and 96.04% of the shares voted were voted in favor of the proposal. The Compensation Committee considers this approval level to be a strong validation of our compensation philosophy and executive compensation program.

Compensation Philosophy

The Company’s 2018 executive compensation program was designed to offer competitive cash and equity compensation and benefits that attract, motivate and retain highly qualified and talented executives who assist in maximizing the Company’s strategic initiatives, financial performance and earnings growth. The Company’s 2018 executive compensation program focused on aligning the interests of its executive officers with stockholders by rewarding performance against established corporate financial targets, and by motivating strong executive leadership and superior individual performance.  The 2018 executive compensation program allocated total compensation between long-term and short-term compensation and between cash and non-cash compensation by including competitive base salaries, executive perquisites, an annual cash incentive plan and stock awards.  The compensation paid to each named executive officer in 2018 was based on the executive officer’s level of job responsibility, corporate financial performance and an assessment of his or her individual performance.  Our pay for performance philosophy is supported by comprehensive risk oversight by our Board of Directors.

Role of the Compensation Committee

The Compensation Committee is accountable for developing our executive compensation philosophy and making compensation decisions relating to our named executive officers. The committee monitors the success of our program in achieving the objectives of our compensation philosophy. The Compensation Committee is also responsible for the administration of our compensation programs and policies, including the administration of our cash- and stock-based incentive programs.

The Compensation Committee operates under a written charter that establishes its responsibilities. A copy of the Compensation Committee’s charter can be found on the Company’s website at www.thebeneficial.com. The Compensation Committee reviews the charter annually to ensure that the scope of the charter is consistent with the Compensation Committee’s expected role. Under the charter, the Compensation Committee is charged with general responsibility for the oversight and administration of our compensation program. The charter vests in the Compensation Committee the sole responsibility for determining the compensation of the Chief Executive Officer based on the Compensation Committee’s evaluation of his performance. The charter also authorizes the Compensation Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.

During 2018, the Compensation Committee met one time and this meeting included an executive session attended by Compensation Committee members without management present.  The members of the Compensation Committee during 2018 were Thomas J. Lewis (Chairman), Edward G. Boehne, Donald F. Gayhardt Jr. and Elizabeth H. Gemmill. Mr. Farnesi, in his role of Chairman of the Board, attended meetings as a non-voting member.

Role of Management

Our Chief Executive Officer, in conjunction with members of the Compensation Committee and the Human Resources Department, develops recommendations regarding the appropriate mix and level of compensation for our named executive officers (other than himself). The recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. The Chief Executive Officer meets with the Compensation Committee to discuss the compensation recommendations for the other named executive officers. Our Chief Executive Officer does not participate in Compensation Committee discussions relating to his own compensation.

Use of Peer Group Data

The Compensation Committee considers information about the practices of the Company’s peers and other comparable companies, as well as evolving market practices when it makes compensation decisions. The committee considers the compensation levels and arrangements of similarly situated executives in addition to other factors in connection with its decision-making process. Duties, responsibilities, and tenure with the Company are also considered in the committee’s compensation decisions. The peer group noted below was developed by the Compensation Committee using objective parameters that reflected banks of similar asset sizes (i.e., between one-half and two times the Company’s asset size) and location (i.e. financial institutions from Connecticut, Delaware, Massachusetts, Maryland, New Jersey, New York, and Pennsylvania).

The Compensation Committee reviews the peer group on an annual basis and updates the peer group as appropriate to ensure that the peer group continues to consist of financial institutions with business models and demographics similar to the Company. The financial institutions that make up our peer group may change depending on acquisitions, growth and/or changes in the business focus of the Company or our peer institutions. Overall, our goal is to have approximately 18 to 24 comparative banks in our peer group to provide a market perspective for executive total compensation.

Below is a list of the institutions that made up our peer group.  The peer group’s assets range between $4.1 billion and $10.7 billion.

Company Name	City	State
Provident Financial Services	Iselin	NJ
Northwest Bancshares, Inc.	Warren	PA
Community Bank System, Inc.	De Witt	NY
NBT Bancorp Inc.	Norwich	NY
Boston Private Financial Holdings, Inc.	Boston	MA
Independent Bank Corp.	Rockland	MA
First Commonwealth Financial	Indiana	PA
S&T Bancorp Inc.	Indiana	PA
Eagle Bancorp, Inc.	Bethesda	MD
Brookline Bancorp, Inc.	Boston	MA
Flushing Financial Corp.	Uniondale	NY
Tompkins Financial Corporation	Ithaca	NY
WSFS Financial Corporation	Wilmington	DE
TrustCo Bank	Glenville	NY
Sandy Spring Bancorp, Inc.	Olney	MD
Kearny Financial Corp.	Fairfield	NJ
Lakeland Bancorp	Oak Ridge	NJ
Century Bancorp, Inc.	Medford	MA
Meridian Bancorp	Peabody	MA
Northfield Bancorp, Inc.	Woodbridge	NJ
Oritani Financial Corp.	Township of Washington	NJ
First of Long Island Corp.	Glen Head	NY
Univest Corp. of Pennsylvania	Souderton	PA
Bryn Mawr Bank Corp.	Bryn Mawr	PA

Elements of Executive Compensation and 2018 Compensation Decisions

Our 2018 compensation program for our named executive officers reflects our compensation philosophy and uses a full range of pay components to achieve our objectives.

When making compensation determinations for our named executive officers, the Compensation Committee focuses on salaries and incentive compensation that are generally competitive at the 50th percentile of the market at target levels of performance. The allocation of base salary and performance-based compensation (short-term cash incentives and equity awards) varies depending upon the role of a named executive officer in our organization and his or her individual performance.

Base Salary

The base salary of each named executive officer is reviewed on an annual basis in connection with the executive’s performance review. Decisions regarding salary adjustments take into account an executive’s current base salary, market practice and the role/contribution of the executive. Our goal is to maintain salary levels for the named executive officers at levels consistent with base pay received by those in comparable positions in the market. We obtain market information from a variety of sources, including peer proxy and survey data gathered by the Compensation Consultant. See “—Use of Peer Group Data.” We also evaluate salary levels at the time of promotion or other change in responsibilities or as a result of specific commitments we made when an officer was hired. Individual performance, role and responsibilities and retention risk are also considered as part of our annual assessment.

Short-Term Cash-Based Incentive Compensation

Our short-term cash-based incentive compensation plan or MIP, was designed in 2018 to recognize and reward plan participants for their contribution to our success through the payment of cash awards.

The MIP is administered by the Compensation Committee with the assistance of the Bank’s Human Resources Department.

The table below shows the 2018 incentive opportunities for our named executive officers under the MIP (expressed as a percentage of base salary), as well as the 2018 results.

	MIP Incentive Opportunities
Executive	Threshold	Target	Stretch	2018 Actual
Mr. Cuddy	25%	50%	75%	75%
Mr. Cestare	20%	40%	60%	60%
Ms. Ryder	17.5%	35%	52.5%	52.5%
Mr. Gallagher	17.5%	35%	52.5%	52.5%
Mr. Canosa	17.5%	35%	52.5%	52.5%

The efforts and leadership of our named executive officers were critical to our ability execute a merger agreement with WSFS and to continue to improve the financial performance of the bank and retain our key employees and customers. In 2018, the execution of the Company’s strategic initiatives and the negotiation of the Merger Agreement resulted in 2018 MIP payouts at stretch levels to Messrs. Cuddy, Cestare, Gallagher, Canosa and Ms. Ryder.

See “—Executive Compensation—Grant of Plan Based Awards” for the cash incentive opportunities for each of our named executive officers in 2018.

Long-Term Equity-Based Incentive Compensation.  The objectives of our 2018 long term incentive (“LTI”) program were to:

•                  align the interests of senior management with those of shareholders by increasing their ownership in the Company;

•                  incentivize senior management to grow the bank without encouraging them to take undue risk; and

•                  demonstrate to our shareholders that we are focused on growing the bank and linking the compensation of our executives to our organizational performance.

2018 Annual Equity Award.  All of our named executive officers received an annual grant of restricted stock under the LTI program in January 2018.  Each officer’s target award was calculated by multiplying their target incentive opportunity by their base salary. The table below shows the target equity incentive opportunities for our officers under the 2018 LTI Program.

	2018 Target LTI Program Award
Executive	% of Salary	$ Value
Mr. Cuddy	60%	429,156
Mr. Cestare	45%	174,577
Ms. Ryder	35%	121,029
Mr. Gallagher	35%	113,017
Mr. Canosa	35%	82,252

Forty percent of the 2018 calculated target award was comprised of time-vested shares and the remaining 60% of the 2018 calculated target award was performance-based using ROAA, TSR and NPA/Total Assets as the performance metrics.

See “—Executive Compensation—Grants of Plan Based Awards” for the equity awards granted to our named executive officers in 2018.

Stock Compensation Grant and Award Practices; Timing Issues

Our Compensation Committee considers whether to make equity awards to officers and directors on an annual basis and in connection with new hires and promotions. The Compensation Committee considers the recommendations of our chief executive officer and other executive officers with respect to awards contemplated for their subordinates. The Compensation Committee is solely responsible for the development of the schedule of equity awards made to our chief executive officer and the other named executive officers.

The Compensation Committee’s process is independent of any consideration of the timing of the release of material non-public information, including with respect to the determination of grant dates or stock option exercise prices. Similarly, we have never timed the release of material non-public information to affect the value of executive compensation. The release of such information reflects long-established timetables for the disclosure of material non-public information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure. The Compensation Committee’s decisions are reviewed and ratified by the full Board of Directors.

The terms and conditions of the annual grant of equity awards made in January 2018 were determined in accordance with the 2016 Omnibus Plan and the policies established by the Compensation Committee.

All stock options and stock awards granted under the equity plans become 100% vested upon an award recipient’s death, disability or a change in control. See “—Executive Compensation—Outstanding Equity Awards at Fiscal Year End” for detail on the outstanding equity awards granted to our named executive officers as of December 31, 2018.

Our equity plans provide that the Compensation Committee may grant stock options with an exercise price only at or above fair market value, which is defined as the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant.

Retirement Benefits; Employee Welfare Benefits

All of our named executive officers are eligible to participate in the tax-qualified retirement plans available to all eligible Beneficial Bank employees. This includes the employee savings and stock ownership plan and, for those executives employed by Beneficial Bank before June 30, 2008, the Employees’ Pension and Retirement Plan of Beneficial Bank (the “Pension Plan”). The Pension Plan was frozen effective June 30, 2008 in connection with the restructuring of our retirement program. Our employee savings and stock ownership plan allows eligible employees, including the named executive officers, to supplement their retirement savings with elective deferral contributions that we match at specified levels. The employee savings and stock ownership plan also provides for additional discretionary employer contributions based on a percentage of participant compensation, subject to the Internal Revenue Code contribution limits.

In addition to our tax-qualified retirement plans, we also maintain two non-qualified supplemental retirement arrangements for certain named executive officers. These supplemental retirement plans assist the Company in attracting and retaining executive talent. The Compensation Committee periodically reviews the plans with due consideration given to prevailing market practice, overall compensation philosophy and cost to the Company. Mr. Cuddy is a participant in the Beneficial Bank Supplemental Pension and Retirement Plan, which provides him with a benefit that would have been payable under the Pension Plan, prior to the plan freeze but for certain Internal Revenue Code limits on compensation and benefits. See “—Executive Compensation—Pension Benefits—Supplemental Pension and Retirement Plan” for a detailed description of the arrangement and contributions made on behalf of Mr. Cuddy in 2018. The Company also maintains an elective deferred compensation plan that allows the Bank to provide restorative payments to participants who experience a shortfall in retirement benefits under the employee savings and stock ownership plan due to Internal Revenue Code limits on compensation that reduce benefits for highly compensated executives under tax-qualified retirement plans. The Compensation Committee has designated each of our named executive officers as participants in the Elective Deferred Compensation Plan.

In addition to retirement programs, we provide our employees with coverage under medical, life insurance and disability plans on terms consistent with industry practice. All benefits offered to the named executive officers are provided at the same coverage level and cost as those offered to all Bank employees.

Employment and Executive Change in Control Severance Agreements

Chief Executive Officer/Chief Financial Officer

During 2018, we maintained employment agreements with Messrs. Cuddy and Cestare.  The employment agreements ensure the stability of our management team and outline the terms and conditions of employment for these executives.  The terms and conditions of our employment agreements are consistent with the agreements provided to executive officers in the banking industry and reflect best practices, such as the exclusion of tax gross-ups.   See “—Executive Compensation—Employment Agreements” and “—Executive Compensation—Potential Post-Termination Payments” for a detailed discussion of the terms of the employment agreements and the benefits and payments provided upon termination of service for Messrs. Cuddy and Cestare under the employment agreements.

Other Named Executive Officers

We maintained executive change in control severance agreements with Ms. Ryder, Mr. Gallagher and Mr. Canosa during 2018. These agreements provide financial protection if an executive’s employment is terminated in connection with a change in control. See “—Executive Compensation—Change in Control Severance Agreements” and “—Executive Compensation—Potential Post-Termination Payments” for a detailed discussion of the terms of the change in control severance agreements and the benefits and payments provided upon termination of service for Ms. Ryder, Mr. Gallagher and Mr. Canosa under the executive change in control severance agreements.  We do not provide tax gross ups under the change in control severance agreements.

In November 2018, as contemplated by the Merger Agreement, Mr. Canosa entered into an arrangement with the Company and WSFS that entitled Mr. Canosa to a lump sum cash payment of $704,546 on or before December 31, 2018.

Tax and Accounting Considerations

In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure an understanding of the financial impact of the program. Our analysis includes a detailed review of recently adopted and pending changes in tax and accounting requirements. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences. To preserve maximum flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires that all compensation be tax deductible. However, to the greatest extent possible, it is our intent to structure our compensation programs in a tax efficient manner. When making grants under the 2016 Omnibus Plan, the Compensation Committee considers the tax implications of the awards. All stock options granted under our equity plans, since their implementation, have been non-statutory stock options.

Perquisites

We annually review the perquisites that we make available to our named executive officers. The primary perquisites for senior managers include an automobile allowance and certain club dues. See “—Executive Compensation— Summary Compensation Table” for detailed information on the perquisites provided to our named executive officers.

Stock Ownership Requirements

Our stock ownership guidelines are robust and continue to reflect current corporate governance trends.  We require our President and Chief Executive Officer to own or acquire shares of Company stock having a fair market value equal to three times his base salary. All other named executive officers are expected to own or acquire Company common stock having a fair market value equal to one times each officer’s base salary. Each named executive officer’s individual stock ownership requirement is based on his or her salary as of March 17, 2011 or, for new executives, as of his or her date of hire, and will not change due to a change in base salary or fluctuation in the Company’s stock prices. However, the Corporate Governance Committee, may, from time to time, re-evaluate or revise the guidelines for corporate reasons. Non-employee directors of the Company are expected to own or acquire shares of Company common stock having a fair market value equal to ten times the annual retainer received by each director for services rendered as a director of the Company as of March 17, 2011. All individuals subject to the stock ownership and retention policy had five years from appointment as a named executive officer or director (whichever is applicable) or March 17, 2016, whichever was later, to satisfy the stock ownership guidelines. Shares counted towards the ownership requirements include shares of Company common stock purchased in the open market, owned out-right by an individual, or members of his or her immediate family residing in the same household, whether held individually or jointly, restricted stock granted under the Company’s equity plans, shares held in trust or by a family limited partnership and shares acquired through the employee savings and stock ownership plan. Failure to meet, or in unique circumstances to show sustained progress toward meeting, the stock ownership guidelines may result in a reduction in future long-term incentive grants and/or payment of future annual incentives in the form of stock. All executive officers and directors are in compliance with the stock ownership requirement. Once stock ownership goals are achieved, the ownership requirement amount must be maintained for as long as an individual is subject to the stock ownership guidelines. In addition to stock ownership requirements, the Company also established a mandatory holding period of six months for stock acquired under the Company’s 2008 Equity Incentive Plan and 2016 Omnibus Plan.

Clawback Policy

Our stock-based and cash-based incentive plans provide that if our Board of Directors determines that a named executive officer alters, inflates or inappropriately manipulates the performance/financial results of the Company or violates recognized ethical business standards, the Board of Directors will, to the extent permitted by applicable law, seek recoupment from that named executive officer of any portion of performance-based compensation (cash or stock) paid to the named executive officer. We also have  adopted a clawback policy that incorporates the plan provisions and further states that if a named executive officer engages in fraud or willful misconduct that causes or otherwise contributes to the need for a material restatement of our financial results, the Board of Directors will direct the Compensation Committee to review all performance-based compensation awarded to or earned by that named executive officer during the three-year period before the fiscal periods materially affected by the restatement. If, in the Compensation Committee’s view, the performance-based compensation would have been lower if it had been based on the restated results, the Board of Directors will, to the extent permitted by applicable law, seek recoupment from that named executive officer of any portion of such performance-based compensation as it deems appropriate after a review of all relevant facts and circumstances. The Compensation Committee will monitor our clawback policy as further guidance is released by the U.S. Securities and Exchange Commission as part of the Dodd-Frank Act.

Risk Assessment

At the direction of the Compensation Committee, the Company reviews its compensation and benefit programs to determine if the programs create undesired or unintentional risk of a material nature. The 2018 risk assessment included: a review of program policies and practices; program analysis to identify risk and risk control related to the programs; and determinations as to the sufficiency of risk identification, the balance of potential risk to potential reward, risk control, and the support of the programs and their risks to the Company’s strategy. The results of the 2018 risk assessment concluded that our compensation policies and practices do not encourage excessive risk-taking, are compatible with effective internal controls and are supported by the oversight and administration of the Compensation Committee with regard to executive compensation programs.

Executive Compensation

Summary Compensation Table

The following tables provides information concerning the total compensation awarded, earned or paid to the principal executive officer and principal financial officer of Beneficial Bancorp and our three other most highly compensated executives during the year ended December 31, 2018. These officers are referred to as the “named executive officers” in this proxy statement.

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value (2)	All Other Compensation (3)	Total
Gerard P. Cuddy	2018	$726,264	$429,160	$—	$547,174	$—	$312,400	$2,014,998
President and Chief Executive Officer	2017	707,400	408,726	—	348,689	5,873	266,081	1,736,769
	2016	675,154	7,231,890	—	493,870	2,482	225,149	8,628,545

Thomas D. Cestare	2018	393,916	174,582	—	237,424	—	184,573	990,495
Executive Vice President and Chief Financial Officer	2017	385,341	169,488	—	151,300	—	153,025	859,154
	2016	372,510	4,173,263	—	218,456	—	114,136	4,878,365

Joanne R. Ryder	2018	351,067	121,031	—	185,148	—	129,483	786,729
Executive Vice President and Chief Administration Officer	2017	339,160	111,024	—	117,987	—	106,469	674,640
	2016	314,385	2,398,410	—	158,204	—	76,620	2,947,619

Martin F. Gallagher, Jr.	2018	327,873	113,013	—	172,916	—	122,942	736,744
Executive Vice President and Chief Lending Officer	2017	320,735	109,728	—	62,159	—	103,765	596,387
	2016	310,385	2,295,010	—	159,101	—	81,112	2,845,608

Joseph Canosa	2018	243,230	82,253	—	704,546	—	51,472	1,081,501
Executive Vice President and Chief Credit Officer	2017	227,853	51,012	—	60,000	—	41,293	380,158
	2016	203,088	336,050	—	60,000	—	35,398	634,536

(1)                      Reflects the grant date aggregate fair value calculated in accordance with FASB ASC Topic 718 on outstanding restricted stock awards for each of the named executive officers. The amounts were calculated based on Beneficial Bancorp’s stock price as of the date of grant as follows: (i) $16.60 for all restricted stock awards granted on January 25, 2018, (ii) $18.00 for all restricted stock awards granted on January 26, 2017, and (iii) $12.69 for all restricted stock awards granted on January 28, 2016 and $13.63 for all restricted stock awards granted on June 9, 2016. For the performance-based portion of the 2018 awards, the grant date fair value reflects the number of shares that are expected to vest based on the probable outcome of the performance results (i.e., target level of performance). The grant date fair value of the restricted stock awards granted in 2018, assuming maximum level of performance for the performance-based portion of the awards, was $557,909 for Mr. Cuddy, $226,955 for Mr. Cestare, $157,335 for Ms. Ryder, $146,910 for Mr. Gallagher, and $106,921 for Mr. Canosa. For the performance-based portion of the 2017 awards, the grant date fair value reflects the number of shares that are expected to vest based on the probable outcome of the performance results (i.e., target level of performance). The grant date fair value of the restricted stock awards granted in 2017, assuming maximum level of performance for the performance-based portion of the awards, was $531,342 for Mr. Cuddy, $220,329 for Mr. Cestare, $144,324 for Ms. Ryder and $142,641 for Mr. Gallagher.

(2)                      The pension value decreased by $4,141 in 2018 as a result of an increase in the discount rate during the year and not in the total pension benefit to be received in the future.  Amounts during the years ended December 31, 2017 and 2016 represent the actuarial change in pension value in Mr. Cuddy’s under the Beneficial Bank Consolidated Pension Plan and the Beneficial Bank Supplemental Pension and Retirement Plan. See “Pension Benefits” below for a further discussion of these arrangements.

(3)                      Amounts reported in the “All Other Compensation” column for 2018 include the details in the table below.

	Mr. Cuddy	Mr. Cestare	Ms. Ryder	Mr. Gallagher	Mr. Canosa
Employer contributions to employee savings and stock ownership plan	$27,825	$27,825	$27,825	$27,825	$27,825
Nonqualified deferred compensation earnings (a)	80,941	27,341	19,635	12,211	2,939
Dividends paid on unvested restricted awards	183,306	114,722	62,811	56,711	12,564
Perquisites (b)	20,328	14,685	19,212	26,195	8,144

(a)                  Represents Beneficial Bancorp’s 2018 contribution to the Elective Deferred Compensation Plan.

(b)                  Includes the value of executive’s personal use of a company-owned automobile and club membership fees.

Grants of Plan Based Awards

2008 Equity Incentive Plan. Beneficial Bancorp maintained the 2008 Equity Incentive Plan to further its commitment to performance-based compensation and to provide participants with an opportunity to have an equity interest in Beneficial Bancorp. Upon the adoption of the 2016 Omnibus Plan, the 2008 Equity Incentive Plan was terminated and no additional awards can be granted under this plan. However, outstanding awards under the 2008 Equity Incentive Plan will continue in effect in accordance with their terms.

2016 Omnibus Plan. At the annual meeting of stockholders held on March 11, 2016, stockholders of the Company approved Beneficial Bancorp, Inc. 2016 Omnibus Plan (“2016 Equity Plan”). This plan provided for the issuance of 3,500,000 shares of common stock (4.4% of our issued and outstanding). Individuals may receive awards of Beneficial Bancorp common stock (restricted or performance awards) and grants of options to purchase shares of Beneficial Bancorp common stock at a specified exercise price during a specified time period. The Compensation Committee believes that executive stock ownership provides a significant incentive in building stockholder value by further aligning the interests of our executives with stockholders and such compensation is directly linked to the performance of Beneficial Bancorp common stock. The granting of equity awards are designed to provide additional incentives to management in order to retain such persons whose efforts will facilitate the long-term growth and profitability of the Company. The following table provides information concerning restricted stock awards granted to the named executive officers in 2018 under the Beneficial Bancorp, Inc. 2016 Omnibus Plan.

		Estimated Possible Payouts Under Equity Incentive Plan Awards (1)			Number of Shares of	Grant Date Fair Value
Name	Grant Date	Threshold (#)	Target (#)	Stretch (#)	Stock or Units (2)	of Stock Awards (3)
Gerard P. Cuddy	1/25/2018	—	15,512	23,268	10,341	$429,160
Thomas D. Cestare	1/25/2018	—	6,310	9,465	4,207	174,582
Joanne R. Ryder	1/25/2018	—	4,375	6,562	2,916	121,031
Martin F. Gallagher, Jr.	1/25/2018	—	4,085	6,128	2,723	113,013
Joseph Canosa	1/25/2018	—	2,973	4,460	1,982	82,253

(1)                  For all named executive officers, the number of performance-based restricted shares that could be earned is determined based on the Company’s Return on Average Assets, Total Shareholder Return, and NPAs/Total Assets in 2017-2019.  The earned shares will cliff vest following the completion of the 3-year performance period.

(2)                  For all named executive officers, time-based restricted shares vest in three equal annual installments on the anniversary of the date of the award.

(3)                  Sets forth the grant date fair value of stock awards calculated in accordance with FASB ASC Topic 718. The grant date fair value of all restricted stock awards is equal to the number of performance-based shares that could be earned at target level performance plus the number of time-based shares multiplied by $16.60, the closing price for Beneficial Bancorp’s common stock on the date of grant. For further information see note 20 to the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The 2016 Equity Plan will expire on March 11, 2026 (the tenth anniversary of the shareholder approval) or sooner, if the maximum number of shares available for issuance under the plan have been issued or if the Board of Directors terminates the plan. The plan is administered by Beneficial Bancorp’s Compensation Committee.

Management Incentive Plan. The following table sets forth the threshold, target and maximum award that may be earned by each named executive officer under our 2018 MIP. See “Compensation Discussion and Analysis—Short-Term Cash-Based Incentive Compensation” for detailed information on Beneficial Bancorp and individual performance measures that must be achieved for an eligible named executive officer to receive an award under the plan.

	Date of Corporate	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Approval	Threshold	Target	Maximum
Gerard P. Cuddy	1/25/2018	$182,391	$364,783	$547,174
Thomas D. Cestare	1/25/2018	79,141	158,283	237,424
Joanne R. Ryder	1/25/2018	61,716	123,432	185,148
Martin F. Gallagher, Jr.	1/25/2018	57,639	115,277	172,916
Joseph Canosa	1/25/2018	43,182	86,364	129,546

(1)                  The “Summary Compensation Table” shows the actual awards earned by our named executive officers under the 2018 MIP.

The 2018 MIP is designed to recognize and reward executives for their individual and collective contributions to the success of Beneficial Bancorp and Beneficial Bank. The plan focuses on performance measures that are critical to the profitability and growth of Beneficial Bancorp and its affiliates. See “Compensation Discussion and Analysis—Short-Term Cash-Based Incentive Compensation” for detailed information on the plan and Beneficial Bancorp and individual performance measures used by the Compensation Committee to determine payouts under the 2018 MIP.

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2018.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares Or Units of Stock That Have Not Vested		Market Value of Shares or Units Of Stock That Have Not Vested (5)

Gerard P. Cuddy	03/23/2012	16,498	—	$8.30	03/23/2022	—		$—
	01/17/2013	16,498	—	8.40	01/17/2023	—		—
	02/20/2014	65,994	16,498	10.77	02/20/2024	4,400	(2)	62,876
	02/06/2015	28,525	19,016	11.41	02/06/2025	12,400	(2)	177,196
	01/28/2016	—	—	—	—	35,000	(2)	500,150
	06/09/2016	—	—	—	—	166,000	(3)	2,372,140
	01/26/2017	—	—	—	—	6,055	(3)	86,526
	01/26/2017	—	—	—	—	13,624	(4)	194,687
	01/25/2018	—	—	—	—	10,341	(3)	147,773
	01/25/2018	—	—	—	—	15,512	(4)	221,666

Thomas D. Cestare	07/06/2010	2,749	—	9.09	07/06/2020	—		—
	05/27/2011	32,997	—	7.62	05/27/2021	—		—
	03/23/2012	54,995	—	8.30	03/23/2022	—		—
	01/17/2013	65,994	—	8.40	01/17/2023	—		—
	02/20/2014	52,795	13,199	10.77	02/20/2024	3,520	(2)	50,301
	02/06/2015	22,819	15,213	11.41	02/06/2025	14,000	(2)	200,060
	01/28/2016	—	—	—	—	33,492	(2)	478,601
	06/09/2016	—	—	—	—	91,667	(3)	1,309,921

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable(1)	Number of Securities Underlying Unexercised Options Unexercisable(1)	Option Exercise Price	Option Expiration Date	Number of Shares Or Units of Stock That Have Not Vested		Market Value of Shares or Units Of Stock That Have Not Vested (5)
	01/26/2017	—	—	—	—	2,511	(3)	35,882
	01/26/2017	—	—	—	—	5,649	(4)	80,724
	01/25/2018	—	—	—	—	4,207	(3)	60,118
	01/25/2018	—	—	—	—	6,310	(4)	90,170

Joanne R. Ryder	01/17/2013	35,196	—	8.40	01/17/2023	—		—
	02/20/2014	28,157	7,039	10.77	02/20/2024	1,320	(2)	18,863
	02/06/2015	12,170	8,114	11.41	02/06/2025	6,000	(2)	85,740
	01/28/2016	—	—	—	—	15,000	(2)	214,350
	06/09/2016	—	—	—	—	54,000	(3)	771,660
	01/26/2017	—	—	—	—	1,645	(3)	23,507
	01/26/2017	—	—	—	—	3,700	(4)	52,873
	01/25/2018	—	—	—	—	2,916	(3)	41,670
	01/25/2018	—	—	—	—	4,375	(4)	62,519

Martin F. Gallagher, Jr.	03/23/2012	8,800	—	8.30	03/23/2022	—		—
	01/17/2013	7,699	—	8.40	01/17/2023	—		—
	02/20/2014	15,399	7,699	10.77	02/20/2024	1,320	(2)	18,863
	02/06/2015	4,438	8,874	11.41	02/06/2025	3,400	(2)	48,586
	01/28/2016	—	—	—	—	9,000	(2)	128,610
	06/09/2016	—	—	—	—	53,333	(3)	762,129
	01/26/2017	—	—	—	—	1,626	(3)	23,236
	01/26/2017	—	—	—	—	3,657	(4)	52,259
	01/25/2018	—	—	—	—	2,723	(3)	38,912
	01/25/2018	—	—	—	—	4,085	(4)	58,375

Joseph Canosa	02/06/2015	—	—	—	—	2,600	(2)	37,154
	01/28/2016	—	—	—	—	5,000	(2)	71,450
	06/09/2016	—	—	—	—	6,667	(3)	95,271
	01/26/2017	—	—	—	—	1,889	(3)	26,994
	01/26/2017	—	—	—	—	—		—
	01/25/2018	—	—	—	—	1,982	(3)	28,323
	01/25/2018	—	—	—	—	2,973	(4)	42,484

(1)                      Options vest in five equal annual installments beginning one year from the date of grant.

(2)                      Shares vest according to the following schedule: shares are subject to a three-year cliff vesting schedule whereby no shares vest on the first and second anniversaries of the award, 60% of the shares vest on the third anniversary of the award and 20% of the shares each vest on the fourth and fifth anniversaries of the award.

(3)                      Shares vest in three equal annual installments on the anniversary of the date of the award.

(4)                      Shares subject to performance-vesting. Anywhere between 0% and 150% of the target award will vest based on the bank’s performance under pre-established metrics relative to a pre-established group of peers. No performance-vesting shares will vest until the bank’s performance has been assessed at the end of the three-year performance period

(5)                      Based upon Beneficial Bancorp’s closing stock price of $14.29 on December 31, 2018.

Stock Vested

The following table provides information concerning the vesting of stock awards for each named executive officer, on an aggregate basis, during 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (1)
Gerard P. Cuddy	196,428	$3,273,508
Thomas D. Cestare	120,961	1,995,744
Joanne R. Ryder	66,463	1,102,594
Martin F. Gallagher, Jr	61,887	1,033,605
Joseph Canosa	11,511	186,216

(1)                                 The value realized upon vesting is equal to the closing market price of the Company on the date of vesting multiplied by the number of shares acquired.  The amount reported is the aggregate of shares vesting from multiple grants of restricted stock.

Pension Benefits

The following table sets forth the actuarial present value of Mr. Cuddy’s accumulated benefit under our tax-qualified and non tax-qualified defined benefit plans, along with the number of years of credited service under the respective plans. No distributions were made under the plans in 2017. Beneficial Bank froze the Employees’ Pension and Retirement Plan of Beneficial Bank effective June 30, 2008. Messrs. Cestare and Gallagher and Ms. Ryder and Cyr are not participants in the Beneficial Bank tax-qualified and non-qualified defined benefit plans.

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of Accumulated Benefit (2)
Gerard P. Cuddy	Beneficial Bank Consolidated Pension Plan	0.5	$24,757

	Supplemental Pension and Retirement Plan of Beneficial Bank	0.5	$35,342

(1)                  Represents the number of years of credited service used only to determine the benefits under the pension plan and the supplemental pension plan. Years of credited service were frozen at June 30, 2008.

(2)                  The present value of accumulated benefit assumes normal retirement (age 65), the election of a single life form of pension and is based on a 4.24% discount rate for the pension plan and 3.95% for the supplemental pension plan.

Consolidated Pension Plan. The Employees’ Pension and Retirement Plan of Beneficial Bank was frozen effective June 30, 2008. The frozen plan provides that an active participant may retire on or after the date the participant attains age 65 and upon retirement, after twenty-five accrual years of service as a participant, receive a monthly pension in the form of a straight life annuity equal to 50% of his or her average monthly compensation. If the participant’s service is less than 25 years, his or her pension will be adjusted by the ratio of service to 25 years. After attainment of age 55 and the completion of five years of service, an active participant may elect early retirement. Upon early retirement a participant will be entitled to receive his or her accrued pension commencing on his or her normal retirement date or, if the participant desires, he or she may elect to receive a reduced pension, which can commence on the first day of the month concurrent with or next following the participant’s early retirement date. If the employment of an active participant is terminated because of total and permanent disability, the participant will be entitled to receive a disability pension equal to the participant’s accrued pension, without actuarial reduction, commencing on the date the participant terminates employment due to disability and continuing until his death or until recovery from his total and permanent disability, if before age 65.

Participants generally have no vested interest in retirement plan benefits before the completion of five years of service. Following the completion of five years of vesting service, or in the event of a participant’s attainment of age 65 (or the fifth anniversary of participation in the plan, if later), death or termination of employment due to disability, a participant will become 100% vested in his or her accrued benefit under the retirement plan. The retirement plan provides that a participant may receive, subject to certain spousal consent requirements, his or her pension benefit in any of the following forms: (1) a life annuity, (2) a reduced life annuity for the participant’s life with 120 monthly payments guaranteed if the participant dies before receiving the 120 payments, (3) a 100%, 75% or 50% joint and survivor annuity, or (4) a lump sum distribution if the value of the accrued pension benefit is less than $5,000.

Supplemental Pension and Retirement Plan. The Supplemental Pension and Retirement Plan of Beneficial Bank provides benefits that would have been payable to certain officers under the Beneficial Bank Consolidated Pension Plan but for certain Internal Revenue Service limitations. Upon termination of employment with Beneficial Bank a participant is eligible to receive benefits under the Supplemental Pension and Retirement Plan equal to the excess, if any, of (1) the benefits that would have been payable to the participant commencing on the first day of the month coincident with or next following the attainment of age 65 under the Pension Plan in the form of a single life annuity, but for the limitations imposed by the Internal Revenue Code, based on a participant’s compensation and service with Beneficial Bank through June 30, 2008, over (2) the accrued benefits actually payable under the Pension Plan commencing on the first day of the month coincident with or next following the attainment of age 65 in the form of a single life annuity. If a participant dies before the commencement of benefits under the Pension Plan and if the participant’s spouse or beneficiary is entitled to a survivor’s benefit under the Pension, the spouse or beneficiary shall receive a benefit under the Supplemental Pension and Retirement Plan.

Nonqualified Deferred Compensation

The following table discloses contributions made under the Beneficial Bank Elective Deferred Compensation Plan, a non-qualified defined contribution plan, for each named executive officer in 2018, along with the earnings and balances on each executive’s account as of December 31, 2018.

Name	Executive Contributions in Last Fiscal Year	Beneficial Bank Contributions in Last Fiscal Year	Aggregate (Losses) in Last Fiscal Year	Aggregate Balance at Last Fiscal Year End
Gerard P. Cuddy	$—	$80,941	$(14,473)	$472,409
Thomas D. Cestare	—	27,341	(7,538)	166,751
Joanne R. Ryder	—	19,635	(2,748)	82,176
Martin F. Gallagher	—	12,211	(5,902)	77,609
Joseph Canosa	—	2,939	—	2,939

Potential Post-Termination Payments

Payments Made Upon Termination for Cause. Under the terms of the employment agreements with Messrs. Cuddy and Cestare, if either of the executives is terminated for cause, he will receive his base salary through the date of termination and retain the rights to any vested benefits subject to the terms of the plan or arrangement under which those benefits are provided. In addition, a termination for cause will also result in the forfeiture of all unvested stock awards

(time-based and performance) and vested stock options that have not been exercised. Further, participants in Beneficial Bank’s 2018 MIP will forfeit all rights to incentive opportunities as a result of termination for cause.

Payments Made Upon Termination Without Cause or for Good Reason. Under the terms of the employment agreements with Messrs. Cuddy and Cestare, if Beneficial Bank or Beneficial Bancorp terminates either executive’s employment for reasons other than for cause or a change in control, or if either executive resigns from Beneficial Bank or Beneficial Bancorp after specified circumstances set forth in the agreements that would constitute constructive termination, the employment agreements provide that the executive or, if the executive dies, his beneficiary, would be entitled to receive two times the sum of the executive’s (1) current base salary and (2) the average of the bonus paid (including performance bonuses paid under the 2018 MIP) by the Company and/or Bank for the three year’s preceding the executive’s termination of employment. The severance benefit would be paid ratably over a two-year period. In addition, the executive would be entitled to receive, for the 24-month period following his termination date, medical, dental and life insurance coverage. If Beneficial Bank or Beneficial Bancorp terminates its employment relationship with Messrs. Cuddy and Cestare, during the term of their employment agreements for reasons other than cause or a change in control, the executive must adhere to a one-year non-competition restriction.

If any named executive officer terminates employment without cause or for good reason he or she will forfeit all unvested stock awards, performance awards and stock options.

Participants in Beneficial Bank’s 2018 MIP must be employed by Beneficial Bank on the date the benefits are distributed. Therefore, if a participant terminates employment without cause or for good reason before payment under the 2018 MIP, all rights to plan benefits are forfeited.

Payments Made Upon Disability. The employment agreements provide each executive with a disability benefit equal to two-thirds of the executive’s bi-weekly rate of base salary as of his termination date. An executive will cease to receive disability payments upon the earlier of: (1) the date the executive returns to full-time employment; (2) the death of the executive; (3) the executive’s attainment of age 65; or (4) the date the employment agreement would have expired had the executive’s employment not terminated by reason of the executive’s disability. In addition, the executive would continue to be covered, to the greatest extent possible, under all benefit plans in which the executive participated before his or her disability as if he or she were actively employed by us. Disability payments are reduced by any disability benefits paid to an executive under any policy or program maintained by Beneficial Bank.

If any named executive officer terminates employment due to disability, he or she will vest 100% in all unvested stock awards and stock options.

If a participant in Beneficial Bank’s 2018 MIP terminates his or her service with Beneficial Bank due to a disability, his or her award will be prorated based on the period of active employment with Beneficial Bank.

Payments Made Upon Death. Under the employment agreements, each executive’s estate is entitled to receive any salary and bonus accrued but unpaid as of the date of the executive’s death.

If a participant in Beneficial Bank’s 2018 MIP dies, his or her estate will receive the prorated portion of the participant’s award as of his or her date of death.

Payments Made Upon a Change in Control. Following a change in control of Beneficial Bank or Beneficial Bancorp, under the terms of the employment agreements with Messrs. Cuddy and Cestare, if either executive voluntarily terminates with Good Reason, as such term is defined in the executive’s employment agreement (upon circumstances discussed in the agreement), or involuntarily terminates employment, the executive or, if the executive dies, the executive’s beneficiary, would be entitled to receive a lump sum severance payment equal to three times the sum of the executive’s: (1) base salary and (2) the average of the bonus paid (including performance bonuses paid under the 2018 MIP) by the Company and/or Bank for the three years preceding the executive’s termination of employment. In addition, the executive would also be entitled to continued medical, dental and life insurance coverage for the executive and his dependents for 36 months following termination of employment. Mr. Cuddy would also be entitled to continue a club membership for 36 months following his termination of employment at no cost to him.

Under the terms of the executive change in control severance agreement with Ms. Ryder, Mr. Gallagher or Ms. Cyr, if within twelve months of a change in control, any of the executives is involuntarily terminated or voluntarily terminates employment with Beneficial Bancorp as a result of not being offered a Comparable Position (as defined in the agreements) he or she would be entitled to receive a lump sum severance payment equal to three times the sum of his or her: (1) base salary and (2) most recent bonus paid (including performance bonuses paid under the 2018 MIP) by Beneficial Bancorp and/or Beneficial Bank. In addition, each executive would also be entitled to continued medical, dental and life insurance coverage for 36 months following termination of employment.

Section 280G of the Internal Revenue Code provides that severance payments that equal or exceed three times an individual’s base amount are deemed to be “excess parachute payments” if they are contingent upon a change in control. An individual’s base amount is equal to an average of the individual’s Form W-2 compensation for the five years preceding the year a change in control occurs (or such lesser number of years if the individual has not been employed for five years). Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of the payment in excess of the base amount, and the employer may not deduct such amount for federal tax purposes. The employment agreements and executive change in control severance agreements provide for a “best net benefits” approach in the event that severance benefits under the agreements or otherwise result in “excess parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended.  The best net benefits approach reduces an executive’s payments and benefits to avoid triggering the excise tax if the reduction would result in a greater after-tax amount to the executive officer compared to the amount the executive officer would receive net of the excise tax if no reduction were made.

If the executives terminate employment in connection with a change in control, they will vest 100% in all unvested equity awards.

Payments Upon Retirement. In addition to the tax-qualified retirement benefits and non-qualified retirement benefits set forth in “—Pension Benefits” above, participants in the 2018 MIP who retire from Beneficial Bank will receive a prorated payout based on the period of the participant’s active employment only.

All payments under the Elective Deferred Compensation Plan will be made in accordance with the form and timing elections made at the time of each executive’s deferral election.

Potential Post-Termination Benefits Tables. The amount of compensation payable to each named executive officer upon termination for cause, termination upon an event of termination, change in control followed by termination of employment, disability, death and retirement is shown below. The amounts shown assume that such termination was effective as of December 31, 2018, and thus include amounts earned through such time and are estimates of the amounts that would be paid out to the executives upon their termination. The amounts do not include the executive’s account balances in Beneficial Bank’s tax-qualified retirement plans to which each executive has a non-forfeitable interest. The amounts shown relating to unvested options and awards are based on the fair market value of Beneficial Bancorp’s common stock on December 31, 2018, which was $14.29. The actual amounts to be paid out can only be determined at the time of such executive’s separation from service with Beneficial Bancorp.

The following table provides the amount of compensation payable to Mr. Cuddy in each of the circumstances listed below.

	Payments Due Upon
	Termination for Cause	Termination without Cause or for Good Reason		Change in Control with Termination of Employment		Disability		Retirement		Death
Base salary	$—	$1,459,130	(2)	$2,188,695		$567,439		$—		$—
Annual cash incentive	—	926,489	(2)	1,389,733		547,174	(3)	547,174	(3)	547,174	(3)
Medical, life and dental insurance benefits	—	46,638		69,957		27,206	(4)	—		—
Fringe benefits (1)	—	—		15,414		—		—		—
Income attributable to vesting of stock awards	—	—		3,763,014		3,763,014		—		3,763,014
Total severance payment	$—	$2,432,257		$7,426,813	(5)	$4,904,833		$547,174		$4,310,188

(1)                  Represents the value of club membership fees for 36 months following termination of employment in connection with a change in control.

(2)                  Represents the cash payment due under the executive’s employment agreement. Assumes such payment would be paid ratably over a two-year period.

(3)                  Assumes 2018 MIP payment was made on December 31, 2018.

(4)                  Benefits have been calculated based on the date the agreement would have expired had the executive’s employment not terminated due to disability.

(5)                  The amount shown does not reflect adjustments that may be made by the executive if said payment was deemed an “excess parachute payment” under Section 280G of the Internal Revenue Code.

The following table provides the amount of compensation payable to Mr. Cestare in each of the circumstances listed below.

	Payments Due Upon
	Termination for Cause	Termination without Cause or for Good Reason		Change in Control with Termination of Employment		Disability		Retirement		Death
Base salary	$—	$791,414	(1)	$1,187,121		$307,772		$—		$—
Annual cash incentive	—	404,787	(1)	607,180		237,424	(2)	237,424	(2)	237,424	(2)
Medical, life and dental insurance benefits	—	55,413		83,120		32,324	(3)	—		—
Income attributable to vesting of stock awards	—	—		2,305,777		2,305,777		—		2,305,777
Total severance payment	$—	$1,251,614		$4,183,198	(4)	$2,883,297		$237,424		$2,543,201

(1)         Represents the cash payment due under the executive’s employment agreement. Assumes such payment would be paid ratably over a two-year period.

(2)         Assumes 2018 MIP payment was made on December 31, 2018.

(3)         Benefits have been calculated based on the date the agreement would have expired had the executive’s employment not terminated due to disability.

(4)         The amount shown does not reflect adjustments that may be made by the executive if said payment was deemed an “excess parachute payment” under Section 280G of the Internal Revenue Code.

The following table provides the amount of compensation payable to Ms. Ryder in each of the circumstances listed.

	Payments Due Upon
	Termination for Cause	Termination without Cause or for Good Reason	Change in Control with Termination of Employment		Disability		Retirement		Death
Base salary	$—	$—	$1,057,989		$—		$—		$—
Annual cash incentive	—	—	555,444		185,148	(2)	185,148	(2)	185,148	(2)
Medical, life and dental insurance benefits	—	—	37,828		—		—		—
Income attributable to vesting of stock awards	—	—	1,271,182		1,271,181		—		1,271,181
Total severance payment	$—	$—	$2,922,443	(1)	$1,456,329		$185,148		$1,456,329

(1)         The amount shown does not reflect adjustments that may be made by the executive if said payment was deemed an “excess parachute payment” under Section 280G of the Internal Revenue Code.

(2)         Assumes 2018 MIP payment was made on December 31, 2018.

The following table provides the amount of compensation payable to Mr. Gallagher in each of the circumstances listed below.

	Payments Due Upon
	Termination for Cause	Termination without Cause or for Good Reason	Change in Control with Termination of Employment		Disability		Retirement		Death
Base salary	$—	$—	$988,089		$—		$—		$—
Annual cash incentive	—	—	518,748		172,916	(2)	172,916	(2)	172,916	(2)
Medical, life and dental insurance benefits	—	—	54,913		—		—		—
Income attributable to vesting of stock awards	—	—	1,130,970		1,130,968		—		1,130,968
Total severance payment	$—	$—	$2,692,720	(1)	$1,303,884		$172,916		$1,303,884

(1)         The amount shown does not reflect adjustments that may be made by the executive if said payment was deemed an “excess parachute payment” under Section 280G of the Internal Revenue Code.

(2)         Assumes 2018 MIP payment was made on December 31, 2018.

The following table provides the amount of compensation payable to Mr. Canosa in each of the circumstances listed below.

	Payments Due Upon
	Termination for Cause	Termination without Cause or for Good Reason	Change in Control with Termination of Employment		Disability		Retirement		Death
Base salary	$—	$—	$740,265		$—		$—		$—
Annual cash incentive	—	—	388,638		129,546	(2)	129,546	(2)	129,546	(2)
Medical, life and dental insurance benefits	—	—	51,107		—		—		—
Income attributable to vesting of stock awards	—	—	301,676		301,676		—		301,676
Total severance payment	$—	$—	$1,481,686	(1)	$431,222		$129,546		$431,222

(1)         The amount shown does not reflect adjustments that may be made by the executive if said payment was deemed an “excess parachute payment” under Section 280G of the Internal Revenue Code.

(2)         Assumes 2018 MIP payment was made on December 31, 2018.

Chief Executive Officer’s Pay Ratio

We believe our executive compensation program is consistent and internally equitable to motivate our employees to perform in ways that enhance shareholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay of our executive officers and the pay of our non-executive employees.  The Compensation Committee reviewed a comparison of our Chief Executive Officer’s compensation for 2018 to that of all other Company employees for the same period. The calculation of annual total compensation of all employees was determined in the same manner as the “Total Compensation” shown for our CEO in the “Summary Compensation Table.”  Pay elements that were included in the annual total compensation for each employee that was used in determining the median employee for the purposes of the calculation were:

•                  salary received during the twelve months ended December 31, 2018;

•                  annual incentive payment received for performance during 2018;

•                  grant date fair value of restricted and performance stock awards granted during 2018;

•                  employer contribution to employee savings and stock ownership plan and elective deferred compensation plan made during the first nine months of 2018, annualized;

•                  dividends paid on unvested restricted awards during 2018; and

•                  personal use of a company-owned automobile and club membership fees during 2018.

We determined the compensation of our median employee (our “Median Employee”) by: (i) calculating the compensation described above for each of our employees, (ii) ranking the compensation of all employees except for the Chief Executive Officer from lowest to highest, and (iii) determining the employee whose compensation represents the median compensation of all employees other than the CEO.

The annual compensation for our CEO was $2,014,998 for fiscal year 2018, and for the Median Employee it was $50,798 for fiscal year 2018. The resulting ratio of our CEO’s pay to the pay of our Median Employee for fiscal year 2018 is 40 to 1.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides information as of February 22, 2019 about the persons known to us to be the beneficial owners of more than 5% of Beneficial Bancorp, Inc.’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned	Percent of Common Stock Outstanding (1)

T. Rowe Price Associates Inc. (2) 100 East Pratt Street Baltimore, Maryland 21202	7,390,138	9.8%

The Vanguard Group (3) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	6,189,992	8.27%

Dimensional Fund Advisors LP (4) 6300 Bee Cave Road Austin, Texas 78746	5,544,547	7.41%

BlackRock, Inc. (5) 55 East 52nd Street New York, New York 10055	5,202,465	7.00%

Beneficial Bank Employee Savings and Stock Ownership Plan Beneficial Bank Place 1818 Market Street Philadelphia, Pennsylvania 19103	4,394,649	5.90%

Renaissance Technologies LLC (6) 800 Third Avenue New York, New York 10022	4,121,882	5.51%

(1)         Based on 74,700,184 shares of Beneficial Bancorp common stock outstanding as of February 22, 2019.

(2)         Based solely on a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 14, 2019.  The Company’s articles of incorporation generally provide that record holders of the Company’s common stock who beneficially own, either directly or indirectly, in excess of 10% of the Company’s outstanding shares are not entitled to any vote with respect to those shares held in excess of the 10% limit. However, a majority of the Company’s disinterested directors may approve a shareholder acquiring and voting in excess of 10% of the Company’s outstanding shares before the shareholder acquires shares in excess of the 10% limit.  In December 2016, the Company’s Board of Directors authorized T. Rowe Price Associates, Inc. (“T. Rowe Price”) to acquire up to 15% of the Company’s outstanding common stock effective January 12, 2018, provided that (i) T. Rowe Price will use its best efforts to provide that any such shares owned in excess of the 10% limit will be voted in proportion to the vote taken on all other shares and (ii) in the event that such efforts to provide for mirrored voting are not successful, T. Rowe Price will not vote any shares in excess of the 10% limit.

(3)         Based solely on a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 13, 2019.

(4)         Based solely on a Schedule 13G filed with the U.S. Securities and Exchange Commission on February 8, 2019.

(5)         Based solely on a Schedule 13G/A filed with the U.S. Securities and Exchange Commission on February 4, 2019.

(6)         Based solely on a Schedule 13G filed with the U.S. Securities and Exchange Commission on February 12, 2019.

The following table provides information about the shares of Beneficial Bancorp common stock that may be considered to be owned by each director of Beneficial Bancorp, each executive officer named in the summary compensation table and by all directors and executive officers of Beneficial Bancorp as a group as of February 22, 2019. A person may be considered to own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investment power. Unless otherwise indicated, each of the named individuals has sole voting and

investment power with respect to the shares shown.   The number of shares beneficially owned by all directors and executive officers as a group totaled 4.6% of our common stock at February 22, 2019.

Name	Number of Shares Owned (1)		Number of Shares That May Be Acquired Within 60 Days By Exercising Options	Total	Percentage of Shares Owned
Directors:
Edward G. Boehne	112,026		46,744	158,770	*
Karen Dougherty Buchholz	70,780		46,744	117,524	*
Gerard P. Cuddy	510,036		153,521	658,737	*
Michael J. Donahue	53,544		1,650	55,194	*
Frank A. Farnesi	133,053		73,691	206,744	*
Donald F. Gayhardt, Jr.	75,780		46,744	122,524	*
Elizabeth H. Gemmill	119,324		52,243	171,567	*
Thomas J. Lewis	93,219		52,243	145,462	*
Roy D. Yates	719,666	(2)	52,243	771,909	1.0%

Named Executive Officers Who Are Not Also Directors:
Thomas D. Cestare	276,191		253,155	529,346	*
Joanne R. Ryder	178,065		86,619	264,684	*
Martin F. Gallagher, Jr.	134,553		48,472	183,025	*
Joseph Canosa	38,764		—	38,764	*
All Executive Officers and Directors as a Group (13 persons)	2,510,163		914,069	3,424,232	4.6%

* Represents less than 1% of outstanding common stock at February 22, 2019.

(1) This column includes the following:

	Shares of Unvested Restricted Stock Held in Trust Under the Equity Incentive Plans	Shares Held or Allocated Under the Beneficial Bank Employee Savings and Stock Ownership Plan
Mr. Boehne	—	—
Ms. Buchholz	—	—
Mr. Cuddy	225,258	31,084
Mr. Donahue	275	—
Mr. Farnesi	—	—
Mr. Gayhardt	—	—
Ms. Gemmill	—	—
Mr. Lewis	—	—
Mr. Yates	—	—
Mr. Cestare	128,084	22,038
Ms. Ryder	73,842	22,108
Mr. Gallagher	69,003	21,483
Mr. Canosa	13,906	9,472

(2) Includes 33,478 shares held by Mr. Yates’ son.

Change in Control

The Company has entered into an Agreement and Plan of Reorganization, dated as of August 7, 2018 and amended as of November 1, 2018 (the “Merger Agreement”), with WSFS Financial Corporation (“WSFS”), pursuant to which the Company will merge with and into WSFS in accordance with the terms of the Merger Agreement.

Aside from the transactions contemplated by the Merger Agreement, management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2018 about Company common stock that may be issued under the Company’s equity compensation plans. All plans were approved by the Company’s stockholders.

Plan Category	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,433,340	$9.46	1,098,643
Equity compensation plans not approved by security holders	—	—	—
Total	1,433,340	$9.46	1,098,643

ITEM 13.                                         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits loans by Beneficial Bancorp to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by Beneficial Bank to its executive officers and directors in compliance with federal banking regulations. Federal regulations require that all loans or extensions of credit to executive officers and directors of insured financial institutions must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and must not involve more than the normal risk of repayment or present other unfavorable features. Beneficial Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public. Notwithstanding this rule, federal regulations permit Beneficial Bank to make loans to executive officers and directors at reduced interest rates if the loan is made under a benefit program generally available to all other employees and does not give preference to any executive officer or director over any other employee, although Beneficial Bank does not currently have such a program in place.

Pursuant to Beneficial Bancorp’s Audit Committee charter, the Audit Committee periodically reviews, no less frequently than quarterly, a summary of Beneficial Bancorp’s transactions with directors and executive officers of Beneficial Bancorp and with firms that employ directors, as well as any other related person transactions, to recommend to the disinterested members of the Board of Directors that the transactions are fair, reasonable and within our policy and should be ratified and approved. Also, in accordance with banking regulations and its policy, the Board of Directors reviews all loans made to a director or executive officer in an amount that, when aggregated with the amount of all other loans to such person and his or her related interests, exceed the greater of $25,000 or 5% of Beneficial Bancorp’s capital and surplus (up to a maximum of $500,000) and such loan must be approved in advance by a majority of the disinterested members of the Board of Directors. Additionally, pursuant to Beneficial Bancorp’s Code of Ethics and Business Conduct, all executive officers and directors of Beneficial Bancorp must disclose any existing or potential conflicts of interest to the President and Chief Executive Officer of Beneficial Bancorp. Such potential conflicts of interest include, but are not limited to: (1) Beneficial Bancorp conducting business with or competing against an organization in which a family member of an executive officer or director has an ownership or employment interest; and (2) the ownership of more than 5% of the outstanding securities or 5% of total assets of any business entity that does business with or is in competition with Beneficial Bancorp.

The aggregate amount of loans by Beneficial Bank to its executive officers and directors and their affiliates was $233 thousand at December 31, 2018. As of that date, these loans were performing according to their original terms. The outstanding loans made to our directors and executive officers and their affiliates were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Beneficial Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Director Independence

The Company’s Board of Directors currently consists of nine members.  The Board of Directors has determined that each of the Company’s directors is independent under the listing requirements of the Nasdaq Stock Market, Inc., except for Gerard P. Cuddy, who is our President and Chief Executive Officer.  Mr. Cuddy is not independent because he is employed by the Company. In determining the independence of its directors, the Board of Directors considered transactions, relationships and arrangements between the Company and its directors the details of which are not required to be disclosed in this Item 13 under the heading “— Transactions with Related Persons.”

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to the Company for the fiscal years ended December 31, 2018 and 2017 by KPMG LLP.

	2018	2017
Audit Fees (1)	$1,192,209	$947,200
Audit Related Fees (2)	33,250	48,225
Tax Fees (3)	252,449	253,901
Other Fees		—

(1)         Includes professional services rendered for the audit of the Company’s annual consolidated financial statements and review of consolidated financial statements included in Quarterly Reports on Form 10-Q, or services normally provided in connection with statutory and regulatory filings (i.e., attest services required by the Federal Deposit Insurance Corporation Improvement Act or Section 404 of the Sarbanes-Oxley Act), including out-of-pocket expenses.

(2)         Includes fees for certain agreed upon procedures related to KSOP audit matters.

(3)         2018 includes fees related to the adoption of tax reform laws. 2017 includes fees related to the formation of Neumann Finance.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Registered Public Accounting Firm.

The Audit Committee is responsible for appointing, setting the compensation and overseeing the work of the independent registered public accounting firm.  In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent auditor.  Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm.  Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided.  The request may be made with respect to either specific services or a type of service for predictable or recurring services.  During the year ended December 31, 2018, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

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

(3)                                 Exhibits

No.	Description
3.1	Articles of Incorporation of Beneficial Bancorp, Inc. (1)
3.2	Bylaws of Beneficial Bancorp, Inc. (2)
4.0	Stock Certificate of Beneficial Bancorp, Inc. (3)
10.1	Amended and Restated Employment Agreement between Beneficial Bancorp, Inc., Beneficial Bank and Gerard P. Cuddy *(4)

10.2	Amended and Restated Employment Agreement between Beneficial Bancorp, Inc., Beneficial Bank and Thomas D. Cestare * (5)
10.3	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Martin F. Gallagher * (6)
10.4	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Joanne Ryder * (7)
10.5	Amended and Restated Executive Officer Change in Control Severance Agreement between Beneficial Bank and Pamela M. Cyr * (8)
10.6	Supplemental Pension and Retirement Plan of Beneficial Bank * (9)
10.7	Second Amendment to the Beneficial Bank Board of Managers Non-Vested Deferred Compensation Plan * (10)
10.8	Beneficial Bancorp, Inc. 2008 Equity Incentive Plan * (11)
10.9	Beneficial Bancorp, Inc. 2016 Omnibus Incentive Plan * (12)
10.10	Beneficial Bank Board of Trustees’ Non-Vested Deferred Compensation Plan * (13)
10.11	Beneficial Bank Stock-Based Deferral Plan * (14)
10.12	Severance Pay Plan for Eligible Employees of Beneficial Bank * (15)
10.13	Amended and Restated Beneficial Bank Elective Deferred Compensation Plan * (16)
10.14	Executive Officer Change in Control Severance Agreement between Beneficial Bank and Joseph Canosa* (17)
21.0	Subsidiary information is incorporated herein by reference to “Part I, Item 1 — Subsidiaries”
23.1	Consent of KPMG LLP
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.0

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to the Consolidated Financial Statements

*  Management contract or compensatory plan, contract or arrangement.

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

(17)                          Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-36806) filed with the Securities and Exchange Commission on February 26, 2016.

Item 16.                          FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Beneficial Bancorp, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of financial condition of Beneficial Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 26, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Beneficial Bancorp, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Beneficial Bancorp, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

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
February 26, 2019

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share and per share amounts)

As of December 31, 2018 and 2017

	2018	2017
ASSETS
CASH AND CASH EQUIVALENTS:
Cash and due from banks	$60,231	$45,048
Overnight Investments	792,244	512,567
Total cash and cash equivalents	852,475	557,615

INVESTMENT SECURITIES:
Available-for-sale, at fair value (amortized cost of $287,162 and $309,333 at December 31, 2018 and 2017, respectively)	285,622	310,308
Held-to-maturity (estimated fair value of $414,451 and $533,425 at December 31, 2018 and 2017, respectively)	424,571	537,302
Federal Home Loan Bank stock, at cost	23,182	23,210
Total investment securities	733,375	870,820
LOANS AND LEASES:	3,894,605	4,034,130
Allowance for loan and lease losses	(43,262)	(43,267)
Net loans and leases	3,851,343	3,990,863
ACCRUED INTEREST RECEIVABLE	18,751	17,512
BANK PREMISES AND EQUIPMENT, Net	67,488	70,573
OTHER ASSETS:
Goodwill	159,671	169,002
Bank owned life insurance	81,035	80,172
Other intangibles	1,330	2,884
Other assets	41,457	39,387
Total other assets	283,493	291,445
TOTAL ASSETS	$5,806,925	$5,798,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing deposits	$557,535	$563,185
Interest-bearing deposits	3,615,063	3,587,308
Total deposits	4,172,598	4,150,493

Borrowed funds	515,000	540,439
Other liabilities	69,177	73,006
Total liabilities	4,756,775	4,763,938

COMMITMENTS AND CONTINGENCIES (Note 22)
STOCKHOLDERS’ EQUITY:
Preferred Stock - $.01 par value; 100,000,000 shares authorized, None issued or outstanding as of December 31, 2018 and December 31, 2017	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 84,795,840 and 84,503,580 issued and 74,791,418 and 75,829,537 outstanding, as of December 31, 2018 and 2017, respectively	848	845
Additional paid-in capital	818,886	799,658
Unearned common stock held by employee savings and stock ownership plan	(24,610)	(27,078)
Retained earnings (partially restricted)	422,875	405,497
Accumulated other comprehensive loss	(28,780)	(26,127)
Treasury Stock at cost, 10,004,422 shares and 8,674,043 shares at December 31, 2018 and 2017, respectively	(139,227)	(118,497)
Total Beneficial Bancorp Inc. stockholders’ equity	1,049,992	1,034,298
Noncontrolling Interest	158	592
Total Equity	1,050,150	1,034,890
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,806,925	$5,798,828

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share and per share amounts)

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
INTEREST INCOME:
Interest and fees on loans and leases	$179,821	$172,404	$147,690
Interest on overnight investments	12,769	4,330	935
Interest and dividends on investment securities:
Taxable	19,116	21,058	24,002
Tax-exempt	72	76	1,166
Total interest income	211,778	197,868	173,793

INTEREST EXPENSE:
Interest on deposits:
Interest-bearing checking accounts	2,746	2,442	2,218
Money market and savings deposits	8,156	5,981	5,751
Time deposits	11,493	9,698	7,722
Total	22,395	18,121	15,691
Interest on borrowed funds	9,019	9,879	7,185
Total interest expense	31,414	28,000	22,876
Net interest income	180,364	169,868	150,917
Provision for loan and lease losses	4,581	3,118	485
Net interest income after provision for loan and lease losses	175,783	166,750	150,432

NON-INTEREST INCOME:
Insurance and advisory commission and fee income	4,681	7,124	6,719
Service charges and other income	19,207	19,543	18,421
Mortgage banking and SBA income	1,587	2,105	854
Net gain on sale of insurance agency	3,297	—	—
Net gain (loss) on sale of investment securities	98	(7)	1,811
Total non-interest income	28,870	28,765	27,805

NON-INTEREST EXPENSE:
Salaries and employee benefits	78,253	75,225	68,515
Occupancy expense	10,580	10,336	9,786
Depreciation, amortization and maintenance	9,244	9,507	9,942
Marketing expense	4,897	4,684	4,404
Intangible amortization expense	696	1,563	2,190
FDIC insurance	1,658	1,744	2,055
Merger and restructuring charges	3,109	—	8,765
Professional fees	4,360	4,606	5,342
Classified loan & other real estate owned related expense	1,274	1,136	1,103
Other	27,191	29,996	27,022
Total non-interest expense	141,262	138,797	139,124
Income before income taxes	63,391	56,718	39,113
Income tax expense	16,156	32,794	13,644
CONSOLIDATED NET INCOME	47,235	23,924	25,469
Less: Net loss attributable to noncontrolling interest	(609)	(8)	—
NET INCOME ATTRIBUTABLE TO BENEFICIAL BANCORP INC.	$47,844	$23,932	$25,469

NET EARNINGS PER SHARE - Basic	$0.66	$0.33	$0.34
NET EARNINGS PER SHARE — Diluted	$0.65	$0.32	$0.34
DIVIDENDS DECLARED PER SHARE	$0.49	$0.24	$0.12
Average common shares outstanding - Basic	70,912,191	70,574,037	71,902,158
Average common shares outstanding - Diluted	71,517,248	71,301,286	72,632,437

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

For the Years Ended December 31, 2018, 2017 and 2016

	For the Year Ended
	December 31,
	2018	2017	2016

Consolidated Net Income	$47,235	$23,924	$25,469
Less: Net loss attributable to noncontrolling interest	(609)	(8)	—
Net Income attributable to Beneficial Bancorp, Inc.	47,844	23,932	25,469
Other comprehensive income, net of tax:
Securities available for sale and transferred securities:
Unrealized holding losses on available for sale securities arising during the period (net of deferred tax of $539, $336, and $1,048 for the years ended December 31, 2018, 2017, and 2016, respectively)	(1,691)	(585)	(1,804)
Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $237, $291, and $303 for the years ended December 31, 2018, 2017, and 2016, respectively)	818	501	506
Reclassification adjustment for net (gains) losses on available for sale securities included in net income (net of tax of $22, $2, and $5 for the years ended December 31, 2018, 2017, and 2016, respectively)	(76)	5	9
Cash flow hedge:
Unrealized gain on cash flow hedge arising during the period (net of deferred tax of $403 and $335 for the year ended December 31, 2018 and 2017, respectively)	1,405	587	—
Defined benefit pension plans:
Pension gains (losses), other postretirement and postemployment benefit plan adjustments (net of tax of $291, $436, and $201 for the years ended December 31, 2018, 2017, and 2016, respectively)	2,122	(802)	(1,170)
Total other comprehensive income (loss)	2,578	(294)	(2,459)
Comprehensive income	$50,422	$23,638	$23,010

See accompanying notes to the consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except share amounts)

For the Years Ended December 31, 2018, 2017 and 2016

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Beneficial Bancorp Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2018	84,503,580	$845	$799,658	$(27,078)	$405,497	$(118,497)	$(26,127)	$1,034,298	$592	$1,034,890
Net Income (loss)					47,844			47,844	(609)	47,235
Dividends Declared ($0.49 per share)					(35,697)			(35,697)		(35,697)
KSOP shares committed to be released			1,811	2,468				4,279		4,279
Stock option expense			584					584		584
Restricted stock expense			13,370					13,370		13,370
Effect of adoption of ASU 2016-01 accounting for equity securities					159		(159)	—		—
Stock options exercised	292,260	3	3,046					3,049		3,049
Purchase of treasury stock including shares withheld to cover tax liabilities						(20,313)		(20,313)		(20,313)
Omnibus Equity Plan shares granted from treasury stock, net			417			(417)		—		—
Reclassification of certain tax effects due to the adoption of ASU No. 2018-02					5,072		(5,072)	—		—
Contribution from noncontrolling shareholders								—	175	175
Net unrealized losses on AFS securities arising during the year (net of deferred tax of $539)							(1,691)	(1,691)		(1,691)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $237)							818	818		818
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $22)							(76)	(76)		(76)
Unrealized gain on cash flow hedge arising during the period (net of deferred tax of $403)							1,405	1,405		1,405
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $291)							2,122	2,122		2,122
BALANCE, DECEMBER 31, 2018	84,795,840	$848	$818,886	$(24,610)	$422,875	$(139,227)	$(28,780)	$1,049,992	$158	$1,050,150

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Beneficial Bancorp Inc. Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
BALANCE, JANUARY 1, 2017	83,383,917	$834	$772,925	$(29,546)	$399,620	$(104,244)	$(25,833)	$1,013,756	$—	$1,013,756
Net Income (loss)					23,932			23,932	(8)	23,924
Dividends Declared ($0.24 per share)					(17,555)			(17,555)		(17,555)
KSOP shares committed to be released			1,778	2,468				4,246		4,246
Stock option expense			965					965		965
Restricted stock expense			14,196					14,196		14,196
Effect of change in accounting principle adoption of ASU 2016-09 stock based compensation					(500)			(500)		(500)
Stock options exercised	1,119,663	11	10,668					10,679		10,679
Purchase of treasury stock including shares withheld to cover tax liabilities						(15,127)		(15,127)		(15,127)
Omnibus Equity Plan shares granted from treasury stock, net			(874)			874		—		—
Contribution from noncontrolling shareholders								—	600	600
Net unrealized losses on AFS securities arising during the year (net of deferred tax of $336)							(585)	(585)		(585)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $291)							501	501		501
Reclassification adjustment for net losses on AFS securities included in net income (net of tax of $2)							5	5		5
Unrealized gain on cash flow hedge arising during the period (net of deferred tax of $335)							587	587		587
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $436)							(802)	(802)		(802)
BALANCE, DECEMBER 31, 2017	84,503,580	$845	$799,658	$(27,078)	$405,497	$(118,497)	$(26,127)	$1,034,298	$592	$1,034,890

	Number of Shares	Common Stock	Additional Paid in Capital	Common Stock held by KSOP	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Beneficial Bancorp Inc. Stockholders’ Equity
BALANCE, JANUARY 1, 2016	82,949,191	$829	$787,503	$(32,014)	$382,951	$(349)	$(23,374)	$1,115,546
Net Income					25,469			25,469
Dividends Declared ($0.12 per share)					(8,800)			(8,800)
KSOP shares committed to be released			1,303	2,468				3,771
Stock option expense (includes tax benefit of $191)			1,555					1,555
Restricted stock expense (includes tax benefit of $170)			7,694					7,694
Stock options exercised	434,726	5	4,147					4,152
Purchase of treasury stock including shares withheld to cover tax liabilities						(133,172)		(133,172)
Omnibus Equity Plan shares granted from treasury stock, net			(29,277)			29,277		—
Net unrealized losses on AFS securities arising during the year (net of deferred tax of $1,048)							(1,804)	(1,804)
Accretion of unrealized losses on AFS securities transferred to HTM during the year (net of deferred tax of $303)							506	506
Reclassification adjustment for net gains on AFS securities included in net income (net of tax of $5)							9	9
Pension, other postretirement and postemployment benefit plan adjustments (net of tax of $201)							(1,170)	(1,170)
BALANCE, DECEMBER 31, 2016	83,383,917	$834	$772,925	$(29,546)	$399,620	$(104,244)	$(25,833)	$1,013,756

See accompanying notes to consolidated financial statements

BENEFICIAL BANCORP, INC. AND SUBSIDIAIRIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in thousands)

For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
OPERATING ACTIVITIES:
Consolidated net income	$47,235	$23,924	$25,469
Net loss attributable to noncontrolling interest	(609)	(8)	—
Net income attributable to Beneficial Bancorp, Inc.	47,844	23,932	25,469
Adjustment to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,581	3,118	485
Depreciation and amortization	5,768	6,132	6,482
Intangible amortization and impairment	696	1,563	2,190
Net (gain) loss on sale of investments	(98)	7	(1,811)
Accretion of discount on investments	(123)	(197)	(369)
Amortization of premium on investments	2,687	3,891	5,633
Gain on sale of loans	(1,359)	(1,917)	(305)
Accretion of acquired loans and lease marks	(2,565)	(4,353)	(1,112)
Deferred income taxes	906	20,996	6,064
Net gain on sale of insurance agency	(3,297)	—	—
Net loss from disposition of premises and equipment	61	417	987
Proceeds from the sale of fixed assets held for sale	—	524	535
Other real estate impairment	—	146	16
Net gain on sale of other real estate	(77)	(24)	(180)
Amortization of KSOP	4,279	4,246	3,771
(Increase) decrease in bank owned life insurance	(863)	492	(1,507)
Stock based compensation expense	13,954	14,661	8,888
Origination of loans held for sale	(8,576)	(15,823)	(21,507)
Proceeds from sale of loans	35,608	37,230	19,836
Changes in assets and liabilities:
Accrued interest receivable	(1,239)	(877)	(1,216)
Accrued interest payable	33	276	1,034
Income taxes receivable/payable	627	(839)	(808)
Other liabilities	(1,462)	(3,761)	5,395
Other assets	2,762	841	4,072
Net cash provided by operating activities	100,147	90,681	62,042
INVESTING ACTIVITIES:
Loans originated or acquired	(1,120,890)	(1,195,889)	(1,418,712)
Principal repayment on loans	1,231,906	1,153,843	867,940
Purchases of investment securities available for sale	—	(4,000)	(7,500)
Proceeds from sales of investment securities available for sale	511	—	61,248
Proceeds from maturities, calls or repayments of investment securities available for sale	61,168	137,690	206,637
Purchases of investment securities held to maturity	(500)	(40,031)	(23,808)
Proceeds from maturities, calls or repayments of investment securities held to maturity	112,637	103,785	115,329
Net (purchases) sales of money market and mutual funds	(40,164)	5,447	(565)
Redemption (purchase) of Federal Home Loan Bank stock	28	(1,979)	(12,138)
Proceeds from the sale of other securities	—	—	2,584
Acquisition of Conestoga, net of cash acquired	—	—	(79,610)
Proceeds from sale of insurance agency	14,059	—	—
Purchase of equity method investment	(3,000)	—	—
Proceeds from sale other real estate owned	327	959	2,116
Purchases of premises and equipment	(4,519)	(1,678)	(3,328)
Proceeds from sale of premises and equipment	118	—	21
Cash (used in) provided by other investing activities	(239)	832	432
Net cash provided by (used in) investing activities	251,442	158,979	(289,354)
FINANCING ACTIVITIES:
Increase in borrowed funds	30,000	135,000	495,993
Repayment of borrowed funds	(55,439)	(84,984)	(195,975)
Net increase in checking, savings and demand accounts	52,535	10,119	114,505
Net (decrease) increase in time deposits	(30,430)	(17,814)	3,374
Cash dividend paid to stockholders	(35,697)	(17,555)	(8,800)
Change in noncontrolling interest	(434)	592	—
Proceeds from the exercise of stock options	3,257	13,198	4,683
Excess tax benefit related to stock based compensation awards	—	—	361
Cash paid to tax authorities related to stock based compensation awards	(5,963)	(7,297)	(1,051)
Purchase of treasury stock	(14,558)	(10,350)	(132,652)
Net cash (used in) provided by financing activities	(56,729)	20,909	280,438
NET INCREASE IN CASH AND CASH EQUIVALENTS	294,860	270,569	53,126
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	557,615	287,046	233,920
CASH AND CASH EQUIVALENTS, END OF YEAR	$852,475	$557,615	$287,046
SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$31,381	$27,724	$21,842
Cash payments for income taxes	14,623	12,637	7,771
Transfers of loans to other real estate owned	704	189	363
Contribution to pension plan	—	—	351
Acquisition of noncash assets and liabilities
Assets acquired	—	—	649,880
Liabilities acquired	—	—	589,255

See accompanying notes to consolidated financial statements.

BENEFICIAL BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

(All dollar amounts are presented in thousands, except per share data)

1. PENDING MERGER WITH WSFS FINANCIAL CORPORATION

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

Net income for the year ended December 31, 2018 includes $3.1 million of professional fees associated with the pending merger of Beneficial with WSFS.

2. NATURE OF OPERATIONS

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Specifically, the financial statements include the accounts of the Bank, the Company’s wholly owned subsidiary, and the Bank’s wholly owned subsidiaries. The Bank’s wholly owned subsidiaries are: (i) Beneficial Advisors, LLC (currently inactive), (ii) Neumann Corporation, a Delaware corporation formed to manage certain investments, (iii) Beneficial Equipment Finance Corporation, a business equipment leasing company and (iv) Neumann Finance Company, a majority owned subsidiary, formed to originate small business leases. Additionally, the Company has subsidiaries that hold other real estate acquired in foreclosure or transferred from the commercial real estate loan portfolio. All significant intercompany accounts and transactions have been eliminated. The various services and products support each other and are interrelated. Management makes significant operating decisions based upon the analysis of the entire Company and financial performance is evaluated on a company-wide basis. Accordingly, the various financial services and products offered are aggregated into one reportable operating segment: community banking as under guidance in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “codification”) Topic 280 for Segment Reporting.

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

The Company invests in Federal Home Loan Bank of Pittsburgh (“FHLB”) stock as required to support borrowing activities, as detailed in Note 15 to these consolidated financial statements. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The Company reports its investment in FHLB stock at cost in the consolidated statements of financial condition. The Company reviews FHLB stock for impairment based on guidance from FASB ASC Topic 320 for Investments — Debt and Equity Securities and FASB ASC Topic 942 for Financial Services — Depository and Lending and has concluded that its investment is not impaired.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes. The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The uncertain tax liability for uncertain tax positions was zero at December 31, 2018 and December 31, 2017.

The passage of the Tax Cuts and Jobs Act on December 22, 2017 lowered the federal corporate tax rate for 2018 to 21% from 35%.  Under ASC 740, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income.  The Company re-measured its net deferred tax assets at the current 21% federal corporate tax rate and, as a result, the Company recorded a one-time charge of $13.1 million of income tax expense during the year ended December 31, 2017.  In addition, the FASB issued an accounting standards update that permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings.  As of December 31, 2017, the Company had $5.0 million of tax effects stranded in accumulated OCI as a result of the passage of the Tax Cuts and Jobs Act.  The Company reclassified the amount stranded in accumulated OCI to retained earnings during the year ended December 31, 2018.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued its new lease accounting guidance in ASU 2016-02: Leases (Topic 842).  Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company anticipates recording a right-of-use asset and lease liability in the range of $66.0 million and $69.0 million, respectively, upon adoption of the provisions of this update.  The right-of-use asset and lease liability will be included in other assets and other liabilities, respectively, on the Company’s consolidated statement of condition.  In addition, the Company elected the optional transition method and intends to recognize a $4.2 million cumulative-effect adjustment related to the straight-line rent asset on the balance sheet as of December 31, 2018 to the opening balance of retained earnings during the first quarter of 2019.  The Company does not anticipate a significant impact to its consolidated statements of income as a result of the adoption of the provisions of this update.

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

In October 2018, the FASB issued ASU 2018-16: Derivatives and Hedging (Topic 815)—Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. During the hedge accounting project that led to the issuance of Update 2017-12, the Federal Reserve Board and the Federal Reserve Bank of New York

(Fed) requested that the OIS rate based on SOFR be considered eligible as a U.S. benchmark interest rate for purposes of applying hedge accounting under Topic 815. Similar to the OIS rate based on the Fed Funds Effective Rate, which is a swap rate based on the underlying overnight Fed Funds Effective Rate, the OIS rate based on SOFR will be a swap rate based on the underlying overnight SOFR rate. The Fed and Alternative Reference Rate Committee (ARRC) expressed the importance of including the OIS rate based on SOFR as a benchmark rate for hedge accounting purposes in facilitating broader use of the underlying SOFR rate in the marketplace. The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. The Company plans to adopt the provisions of this update and the provisions of ASU 2017-12 on January 1, 2019.  While the Company continues to assess all potential impacts of the standard, the Company currently expects adoption to have an immaterial impact to the consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07: Compensation—Stock Compensation (Topic 718)—Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees.  An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period).  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  The Company has historically applied the provisions of Topic 718 to its accounting for share-based payment awards to the Company’s Board of Directors.  As a result, the Company does not anticipate an impact to the consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02: Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The amendments in this update allow for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the passage of the Tax Cuts and Jobs Act. The amendments in this update also require certain disclosures about stranded tax effects.  Upon adoption of the ASU, an entity will be required to disclose a description of the accounting policy for releasing income tax effects from accumulated other comprehensive income.  The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The amendments in this update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  As of December 31, 2018, the Company had $5.0 million of tax benefits stranded in accumulated OCI as a result of the passage of the Tax Cuts and Jobs Act.  The Company complied with the amendments in this update and reclassified the amount stranded in accumulated OCI to retained earnings in the first quarter of 2018.

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

In May 2017, the FASB issued ASU 2017-09: Compensation —Stock Compensation (Topic 718): Scope of Modification Accounting. The Board is issuing this update to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The amendments in this update affect any entity that changes the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  To date, the Company has not changed the terms or conditions of a share-based payment award.  As a result, there was no impact to the Company’s consolidated financial statements.

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

Also in March 2017, the FASB issued ASU 2017-07: Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Topic 715, Compensation—Retirement Benefits, requires an entity to present net periodic pension cost and net periodic postretirement benefit cost as a net amount that may be capitalized as part of an asset where appropriate. Users have communicated that the service cost component generally is analyzed differently from the other components of net periodic pension cost and net periodic postretirement benefit cost. To improve the consistency, transparency, and usefulness of financial information for users, the amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company’s current accounting treatment and presentation of net periodic pension cost and net periodic postretirement benefit cost is consistent with the provisions in ASU-2017.  The Company adopted the amendments in this update during the year ended December 31, 2018 and noted no impact to the consolidated financial statements.

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

4. NON-INTEREST INCOME

During the year ended December 31, 2018, the Company adopted ASU 2014-09 - Revenue from Contracts with Customers (Topic 606) and all subsequent ASUs that modified Topic 606.   The Company has included the following table regarding the Company’s non-interest income for the periods presented.

	For the Year Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Insurance commission income	$4,681	$7,124	$6,719
Debit card interchange fee income	8,326	7,713	6,948
Returned check charges	4,032	4,045	3,737
Bank owned life insurance	3,112	3,433	2,749
Limited partnership losses and amortization	(1,139)	(474)	(621)
Other service charges	4,876	4,826	5,608
Mortgage banking & SBA income	1,587	2,105	854
Net gain (loss) on investment securities	98	(7)	1,811
Net gain on sale of insurance agency	3,297	—	—
Total non-interest income	$28,870	$28,765	$27,805

The Company recognizes revenue as it is earned and noted no impact to its revenue recognition policies as a result of the adoption of ASU 2014-09.  The following is a discussion of key revenues within the scope of the new revenue guidance:

•                                          Insurance commission income — Insurance revenue is earned through commissions on insurance sales and earned at a point in time.  2018 only includes insurance commission income through September 30, 2018, the date Beneficial Insurance LLC’s assets were sold to a third party.

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

5. CHANGES IN AND RECLASSIFICATIONS OUT OF ACCUMULATED OTHER COMPREHENSIVE INCOME LOSS

The following tables present the changes in the balances of each component of accumulated other comprehensive income (“AOCI”) for the year ended December 31, 2018. All amounts are presented net of tax.

(Dollars in thousands)	Net unrealized holding losses on available- for-sale securities	Net unrealized gains on equity securities	Defined benefit pension plan items	Cash Flow Hedge	Total

Beginning balance, January 1, 2018	$(826)	$—	$(25,888)	$587	$(26,127)
Changes in other comprehensive loss before reclassifications:
Unrealized holding losses on AFS securities	(1,691)	—	—	—	(1,691)
Accretion of unrealized losses on AFS securities transferred to HTM	818	—	—	—	818
Pension, other postretirement and
Postemployment benefit plan adjustments	—	—	558	—	558
Unrealized gain on cash flow hedge	—	—	—	1,405	1,405
Amount reclassified from accumulated other comprehensive loss	(76)	—	1,564	—	1,488
Total changes in current-period other comprehensive loss before reclassifications	(949)	—	2,122	1,405	2,578
Changes in other comprehensive loss as a result of reclassifications:
Effect of adoption of ASU 2016-01 equity securities	—	(159)	—	—	(159)
Reclassification due to the adoption of ASU No. 2018-02	(199)	—	(4,999)	126	(5,072)
Total changes in other comprehensive loss as a result of reclassifications	(199)	(159)	(4,999)	126	(5,231)
Net other comprehensive (loss) income	(1,148)	(159)	(2,877)	1,531	(2,653)
Ending balance, December 31, 2018	$(1,974)	$(159)	$(28,765)	$2,118	$(28,780)

The following table presents reclassifications out of AOCI by component for the year ended December 31, 2018:

For the Year Ended December 31, 2018
(Dollars in thousands)

Details about accumulated	Amount reclassified		Affected line item in
other comprehensive loss	from accumulated other		the consolidated statements
components	comprehensive loss		of operations
Unrealized gains and losses on available-for-sale securities
	$(98)		Net gain on sale of investment securities
	22		Income tax expense
	$(76)		Net of tax

Amortization of defined benefit pension items
Transition obligation	$153	(1)	Other non-interest expense
Prior service costs	(486	)(1)	Other non-interest expense
Net recognized actuarial losses	2,111	(1)	Other non-interest expense
	1,778		Total before tax
	(214)		Income tax benefit
	$1,564		Net of tax

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 19 - Pension and Other Postretirement Benefits for additional details.

The following table presents the changes in the balances of each component of AOCI for the year ended December 31, 2017.  All amounts are presented net of tax.

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

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 19 - Pension and Other Postretirement Benefits for additional details.

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

(1)         These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.  See Note 19 - Pension and Other Postretirement Benefits for additional details.

6. EARNINGS PER SHARE

The following table presents a calculation of basic and diluted earnings per share for the years ended December 31, 2018, 2017, and 2016. Earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding. The difference between common shares issued and basic average common shares outstanding, for purposes of calculating basic earnings per share, is a result of subtracting unallocated employee stock ownership plan (“KSOP”) shares and unvested restricted stock shares. Since the Company paid dividends during the years ended December 31, 2018, 2017, and 2016, the Company was required to use the two-class method to calculate earnings per share as the unvested restricted stock issued under the Company’s equity incentive plans are participating shares with nonforfeitable rights to dividends. Under the two-class method, earnings per common share are computed by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the number of weighted average shares outstanding during the period.  Net earnings per share for both common shares and participating securities is the same for the years ended December 31, 2018, 2017, and 2016.  See Note 22 to these consolidated financial statements for further discussion of stock grants.

	For the Year Ended December 31,
(Dollars in thousands, except share and per share amounts)	2018	2017	2016

Basic and diluted earnings per share:
Net income attributable to Beneficial Bancorp, Inc.	$47,844	$23,932	$25,469
Net income allocated to unvested restricted stock	(1,104)	(827)	(812)
Net income allocated to common shares	$46,740	$23,105	$24,657

Basic average common shares outstanding	70,912,191	70,574,037	71,902,158
Effect of dilutive stock options	605,057	727,249	730,279
Dilutive average shares outstanding	71,517,248	71,301,286	72,632,437
Net earnings per share
Basic	$0.66	$0.33	$0.34
Diluted	$0.65	$0.32	$0.34

Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the weighted average market value for the periods presented. For the years ended December 31, 2018 and 2017, there were no outstanding options that were anti-dilutive. For the year ended December 31, 2016, there were 2,750 outstanding options that were anti-dilutive and therefore excluded from the earnings per share calculation.

7. CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances in accordance with federal requirements. Cash and due from banks in the consolidated statements of financial condition include $20.0 million and $22.1 million at December 31, 2018 and 2017, respectively, relating to this requirement. As of December 31, 2017, cash and due from banks includes fiduciary funds of $422 thousand relating to insurance services.  As of December 31, 2018, there were no fiduciary funds included in cash and due from banks because the Company sold the majority of the assets and liabilities of Beneficial Insurance Services, LLC during the quarter ended September 30, 2018.

8. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investments in debt and equity securities at December 31, 2018, and 2017 are as follows:

	December 31, 2018
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$2,772	$—	$55	$2,717
Ginnie Mae guaranteed mortgage securities	2,288	75	—	2,363
GSE mortgage-backed securities	191,580	1,151	2,626	190,105
GSE collateralized mortgage obligations	8,559	14	130	8,443
Municipal bonds	1,815	34	—	1,849
Corporate Securities	23,490	137	135	23,492
Money markets and mutual funds	56,658	—	5	56,653

Total	$287,162	$1,411	$2,951	$285,622

	December 31, 2018
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$371,059	$59	$8,988	$362,130
GSE & Agency collateralized mortgage obligations	51,132	—	1,213	49,919
Municipal bonds	380	17	—	397
Foreign bonds	2,000	5	—	2,005

Total	$424,571	$81	$10,201	$414,451

	December 31, 2017
	Investment Securities Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value

Equity Securities	$250	$160	$—	$410
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	3,488	—	35	3,453
Ginnie Mae guaranteed mortgage securities	2,980	108	—	3,088
GSE mortgage-backed securities	245,926	2,378	2,164	246,140
GSE collateralized mortgage obligations	14,910	17	153	14,774
Municipal bonds	1,792	74	—	1,866
Corporate Securities	23,489	594	—	24,083
Money markets and mutual funds	16,498	—	4	16,494

Total	$309,333	$3,331	$2,356	$310,308

	December 31, 2017
	Investment Securities Held-to-Maturity
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GSE mortgage-backed securities	$472,259	$677	$3,668	$469,268
GSE & Agency collateralized mortgage obligations	63,038	—	942	62,096
Municipal bonds	505	32	—	537
Foreign bonds	1,500	24	—	1,524

Total	$537,302	$733	$4,610	$533,425

During the year ended December 31, 2018, the Bank received proceeds from the sale of $253 thousand of mutual funds that resulted in a loss of $4 thousand. During the year ended December 31, 2017, the Bank received proceeds from the sale of $795 thousand of mutual funds that resulted in a loss of $7 thousand. During 2016, the Company sold its investment in stock held in a financial institution that was acquired and recorded a $1.8 million gain and also received proceeds from the sale of $356 thousand of mutual funds that resulted in a loss of $14 thousand.

The following tables provide information on the gross unrealized losses and fair market value of the Company’s investments with unrealized losses that are not deemed to be other than temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017:

	At December 31, 2018
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government Sponsored Enterprise (“GSE”) and Agency Notes	$—	$—	$2,716	$55	$2,716	$55
Mortgage-backed securities	1,679	18	523,616	11,596	525,295	11,614
Corporate Securities	10,865	135	—	—	10,865	135
Collateralized mortgage obligations	4	1	57,627	1,342	57,631	1,343
Subtotal, debt securities	$12,548	$154	$583,959	$12,993	$596,507	$13,147
Mutual Funds	—	—	157	5	157	5
Total temporarily impaired securities	$12,548	$154	$584,116	$12,998	$596,664	$13,152

	At December 31, 2017
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(Dollars in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Mortgage-backed securities	$3,453	$35	$—	$—	$3,453	$35
Corporate Securities	378,645	2,488	175,947	3,344	554,592	5,832
Collateralized mortgage obligations	55,928	770	20,065	325	75,993	1,095
Subtotal, debt securities	$438,026	$3,293	$196,012	$3,669	$634,038	$6,962
Mutual Funds	408	4	—	—	408	4
Total temporarily impaired securities	$438,434	$3,297	$196,012	$3,669	$634,446	$6,966

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

The Company records the credit portion of OTTI through earnings based on the credit impairment estimates generally derived from cash flow analyses. The remaining unrealized loss, due to factors other than credit, is recorded in other comprehensive income (“OCI”).  The Company had an unrealized loss of $11.6 million related to its GSE mortgage-backed securities as of December 31, 2018.  Additionally, the Company had an unrealized loss of $1.3 million on GSE & Agency collateralized mortgage obligations, an unrealized loss of $55 thousand on GSE` Notes, an unrealized loss of $135 thousand on corporate securities and an unrealized loss of $5 thousand on mutual funds as of December 31, 2018.

Mortgage-Backed Securities

The Company’s investments that were in a loss position for greater than 12 months included GSE mortgage-backed securities with an unrealized loss of 2.2% as of December 31, 2018.  The Company’s investment that was in a loss position for less than 12 months included one GSE mortgage-backed security with an unrealized loss of 1.1% as of December 31, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2018.

Collateralized Mortgage Obligations (CMOs)

The Company’s investments that were in a loss position for greater than 12 months included GSE & Agency CMOs with an unrealized loss of 2.3% as of December 31, 2018.  The Company’s investment that was in a loss position for less than 12 months included one GSE CMO with an unrealized loss of 0.2%.  The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2018.

US GSE & Agency Notes

The Company’s investments that were in a loss position for greater than 12 months included GSE Notes with an unrealized loss of 2.0% as of December 31, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized losses are due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell these investments before recovery of its amortized cost, which may be at maturity, the Company does not consider these investments to be other-than temporarily impaired at December 31, 2018.

Corporate Securities

The Company’s investments that were in a loss position for less than 12 months included Corporate Securities with an unrealized loss of 1.2% as of December 31, 2018. The unrealized loss is due to current interest rate levels relative to the Company’s cost. Because the unrealized loss is due to current interest rate levels relative to the Company’s cost and not credit quality, and because the Company does not intend to sell the investment and it is not more likely than not that the Company will be required to sell this investment before recovery of its amortized cost, which may be at maturity, the Company does not consider this investment to be other-than temporarily impaired at December 31, 2018.

The following table sets forth the stated maturities of the investment securities at December 31, 2018 and 2017. Maturities for mortgage-backed securities are dependent upon the rate environment and prepayments of the underlying loans. For purposes of this table they are presented separately.

	December 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
(Dollars are in thousands)	Cost	Fair Value	Cost	Fair Value

Available-for-sale:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	4,587	4,566	5,280	5,319
Due after five years through ten years	23,490	23,492	23,489	24,083
Due after ten years	—	—	—	—
Mortgage-backed securities	202,427	200,911	263,816	264,002
Equity Securities	—	—	250	410
Money market and mutual funds	56,658	56,653	16,498	16,494

Total	$287,162	$285,622	$309,333	$310,308

Held-to-maturity:
Due in one year or less	$125	$127	$125	$127
Due after one year through five years	2,255	2,275	1,880	1,934
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—
Mortgage-backed securities	422,191	412,049	535,297	531,364

Total	$424,571	$414,451	$537,302	$533,425

At December 31, 2018 and December 31, 2017, $79.5 million and $78.1 million, respectively, of securities were pledged to secure municipal deposits.  At both December 31, 2018 and December 31, 2017, the Company had no securities pledged as collateral on interest rate swaps.

9. LOANS

Major classifications of loans at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,441,279	$99,597	$726	$1,541,602
Commercial business loans	543,230	71,475	451	615,156
Commercial small business leases	117,326	22,616	—	139,942
Commercial construction	188,510	—	—	188,510
Total commercial loans	2,290,345	193,688	1,177	2,485,210

Residential:
Residential real estate	930,043	38,741	93	968,877
Total residential loans	930,043	38,741	93	968,877

Consumer loans:
Home equity & lines of credit	185,440	15,874	193	201,507
Personal	7,819	5,591	40	13,450
Education	131,012	—	—	131,012
Automobile	94,549	—	—	94,549
Total consumer loans	418,820	21,465	233	440,518
Total loans	3,639,208	253,894	1,503	3,894,605

Allowance for losses	(43,262)	—	—	(43,262)
Loans, net	$3,595,946	$253,894	$1,503	$3,851,343

	December 31, 2017
(Dollars in thousands)	Originated	Acquired Non- Credit Impaired	Acquired Credit Impaired	Total
Commercial:
Commercial real estate	$1,448,226	$128,659	$5,037	$1,581,922
Commercial business loans	568,241	100,613	1,235	670,089
Commercial small business leases	92,632	48,622	—	141,254
Commercial construction	146,633	—	—	146,633
Total commercial loans	2,255,732	277,894	6,272	2,539,898

Residential:
Residential real estate	897,052	46,414	107	943,573
Total residential loans	897,052	46,414	107	943,573

Consumer loans:
Home equity & lines of credit	208,191	19,712	206	228,109
Personal	10,978	6,237	56	17,271
Education	147,582	—	—	147,582
Automobile	157,697	—	—	157,697
Total consumer loans	524,448	25,949	262	550,659
Total loans	3,677,232	350,257	6,641	4,034,130

Allowance for losses	(43,267)	—	—	(43,267)
Loans, net	$3,633,965	$350,257	$6,641	$3,990,863

During the years ended December 31, 2018 and December 31, 2017, the Company recorded a $1.2 million and $1.6 million net gain on the sale of $19.4 million and $17.8 million, respectively, of guaranteed Small Business Administration (“SBA”) loans that is included in “mortgage banking and SBA income” on the consolidated statements of income. As of December 31, 2018 and December 31, 2017, the Bank retained the $5.7 million and $5.6 million, respectively, outstanding unguaranteed portion of the loans and the related servicing rights for the loans and receives a 1.0% servicing fee from the purchaser of the loans.

Included in the balance of residential loans are approximately $152 thousand and $245 thousand of loans held for sale at December 31, 2018, and December 31, 2017, respectively. These loans are carried at the lower of cost or estimated fair value, on an aggregate basis. Residential loans held for sale are loans originated by the Bank to be sold to a third party under contractual obligation to purchase the loans from the Bank. For the years ended December 31, 2018 and December 31, 2017, the Bank sold residential mortgage loans with an unpaid principal balance of approximately $8.7 million and $17.6 million, respectively, and recorded mortgage banking income of approximately $525 thousand and $734 thousand, respectively. The Bank retained the related servicing rights for the loans that were sold to Fannie Mae and receives a 25 basis point servicing fee from the purchaser of the loans.

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

The shared national credit loans are typically variable rate with terms ranging from one to seven years.  At December 31, 2018, shared national credits totaled $139.5 million, which included $83.4 million of leveraged lending transactions.  All shared national credits were classified as pass rated as of December 31, 2018 as all payments are current and the loans are performing in accordance with their contractual terms.  As of December 31, 2017, management had established a $1.5 million specific valuation allowance to cover risk associated with an $8.0 million non-performing shared national credit that was sold during the year ended December 31, 2018. The actual loss for the loan was $766 thousand.

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

In the ordinary course of business, the Company has granted loans to executive officers and directors and their affiliates amounting to $233 thousand and $255 thousand at December 31, 2018 and 2017, respectively. The amounts of payoffs and repayments with respect to such loans during the years ended December 31, 2018, and 2017 totaled $22 thousand and $8 thousand, respectively.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable losses inherent in the loan portfolio.  The Company evaluates the appropriateness of the allowance for loan losses balance on loans on a quarterly basis.  When additional allowances are necessary, a provision for loan losses is charged to earnings and, when less allowances are necessary, a credit is taken.  As of December 31, 2018, the Company’s methodology for assessing the appropriateness of the allowance for loan losses consists of: (1) a specific valuation allowance on identified problem loans; and (2) a general valuation allowance on the remainder of the loan portfolio.  The appropriate allowance level is estimated based upon factors and trends identified by the Company at the time the consolidated financial statements are prepared. Management continuously evaluates its allowance methodology.

The Company generally charges-off the collateral or discounted cash flow deficiency on all loans at 90 days past due, except government guaranteed student loans, and all loans rated substandard or worse that are 90 days past due.  No specific valuation allowance was maintained as of December 31, 2018.  At December 31, 2017, the Company maintained a $1.5 million specific valuation allowance for the previously mentioned shared national credit.

The following tables set forth the activity in the allowance for loan losses by portfolio for the years ended December 31, 2018, 2017 and 2016:

		COMMERCIAL			RESIDENTIAL		CONSUMER
December 31, 2018 (Dollars in thousands)	Real Estate	Business	Small Business Leases	Construction	Real Estate	Home Equity & Equity Lines	Personal	Education	Auto	Total
Allowance for loan losses:
Beginning balance	$28,205	$10,519	$961	$963	$838	$491	$255	$121	$914	$43,267
Charge-offs	(488)	(2,981)	(1,367)	—	(991)	(431)	(311)	(214)	(1,514)	(8,297)
Recoveries	1,728	571	411	59	80	125	123	—	614	3,711
Provision (credit)	(794)	1,263	1,472	748	883	127	91	218	573	4,581
Allowance ending balance	$28,651	$9,372	$1,477	$1,770	$810	$312	$158	$125	$587	$43,262

Allowance ending balance
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	28,651	9,372	1,477	1,770	810	312	158	125	587	43,262

Total Allowance	$28,651	$9,372	$1,477	$1,770	$810	$312	$158	$125	$587	$43,262

Financing receivable:
Ending balance
Individually evaluated for impairment	$12,323	$3,526	$—	$—	$5,788	$1,363	$164	$—	$—	$23,164
Collectively evaluated for impairment	1,432,162	540,665	117,326	188,510	925,076	184,146	7,761	131,012	94,549	3,621,207
Acquired non-credit impaired loans (2)	96,391	70,514	22,616	—	37,920	15,805	5,485	—	—	248,731
Acquired credit impaired loans (1)	726	451	—	—	93	193	40	—	—	1,503

Total Portfolio	$1,541,602	$615,156	$139,942	$188,510	$968,877	$201,507	$13,450	$131,012	$94,549	$3,894,605

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

The following tables set forth the amounts and percentage of the portfolio of classified asset categories for the commercial and residential loan portfolios at December 31, 2018 and December 31, 2017:

Commercial and Residential Loans

Credit Risk Internally Assigned

	December 31, 2018
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,429,262	93%	$536,072	88%	$117,326	84%	$188,510	100%	$929,014	96%	$3,200,184	94%
Acquired non-credit impaired loans	92,123	6%	66,763	11%	22,616	16%	—	—%	38,609	4%	220,111	6%
Total Pass	1,521,385	99%	602,835	99%	139,942	100%	188,510	100%	967,623	100%	3,420,295	100%
Special Mention
Originated loans	—	—%	4,263	1%	—	—%	—	—%	—	—%	4,263	—%
Acquired non-credit impaired loans	5,386	—%	1,911	—%	—	—%	—	—%	—	—%	7,297	—%
Total Special Mention	5,386	—%	6,174	1%	—	—%	—	—%	—	—%	11,560	—%
Substandard
Originated loans	12,017	1%	2,895	—%	—	—%	—	—%	1,029	—%	15,941	—%
Acquired non-credit impaired loans	2,088	—%	2,801	—%	—	—%	—	—%	132	—%	5,021	—%
Acquired credit impaired loans	726	—%	451	—%	—	—%	—	—%	93	—%	1,270	—%
Total Substandard	14,831	1%	6,147	—%	—	—%	—	—%	1,254	—%	22,232	—%
Doubtful
Originated	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total Doubtful	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Total	$1,541,602	100%	$615,156	100%	$139,942	100%	$188,510	100%	$968,877	100%	$3,454,087	100%

Commercial and Residential Loans

Credit Risk Internally Assigned

	December 31, 2017
(Dollars in thousands)	Commercial Real Estate		Commercial Business		Small Business Leases		Commercial Construction		Residential Real Estate		Total
Grade
Pass
Originated loans	$1,436,514	91%	$554,813	83%	$92,632	66%	$146,633	100%	$895,475	95%	$3,126,067	91%
Acquired non-credit impaired loans	124,575	8%	90,371	13%	48,622	34%	—	—%	46,192	5%	309,760	9%
Total Pass	1,561,089	99%	645,184	96%	141,254	100%	146,633	100%	941,667	100%	3,435,827	100%
Special Mention
Originated loans	5,779	—%	1,910	—%	—	—%	—	—%	—	—%	7,689	—%
Acquired non-credit impaired loans	483	—%	4,338	1%	—	—%	—	—%	—	—%	4,821	—%
Total Special Mention	6,262	—%	6,248	1%	—	—%	—	—%	—	—%	12,510	—%
Substandard
Originated loans	5,933	1%	3,565	1%	—	—%	—	—%	1,577	—%	11,075	—%
Acquired non-credit impaired loans	3,601	—%	5,904	1%	—	—%	—	—%	222	—%	9,727	—%
Acquired credit impaired loans	5,037	—%	1,235	—%	—	—%	—	—%	107	—%	6,379	—%
Total Substandard	14,571	1%	10,704	2%	—	—%	—	—%	1,906	—%	27,181	—%
Doubtful
Originated	—	—%	7,953	1%	—	—%	—	—%	—	—%	7,953	—%
Total Doubtful	—	—%	7,953	1%	—	—%	—	—%	—	—%	7,953	—%
Total	$1,581,922	100%	$670,089	100%	$141,254	100%	$146,633	100%	$943,573	100%	$3,483,471	100%

During the year ended December 31, 2017, one shared national credit for $8.0 million was downgraded to doubtful and changed to non-accrual status based on the results of a shared national credit examination performed by regulators. Management established a $1.5 million specific valuation allowance to cover risk associated with this loan as of December 31, 2017.  This loan was sold during the year ended December 31, 2018 and the actual loss on this loan was $766 thousand.

The Bank’s credit review process is based on payment history for all consumer loans.  The collateral deficiency on consumer loans is charged-off when they become 90 days delinquent with the exception of education loans which are guaranteed by the U.S. government.  Non-performing consumer loans include loans on non-accrual status and education loans that are greater than 90 days delinquent.  The following tables set forth the consumer loan risk profile based on payment activity as of December 31, 2018 and December 31, 2017:

Consumer and Residential Loans

Credit Risk Internally Assigned

	December 31, 2018
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Auto		Total
Performing
Originated loans	$184,349	91%	$7,763	58%	$122,423	93%	$94,549	100%	$409,084	93%
Acquired non-credit impaired loans	15,805	8%	5,485	41%	—	—%	—	—%	21,290	5%
Acquired credit impaired loans	193	—%	40	—%	—	—%	—	—%	233	—%
Total Performing	200,347	99%	13,288	99%	122,423	93%	94,549	100%	430,607	98%
Nonperforming
Originated loans	1,091	1%	56	—%	8,589	7%	—	—%	9,736	2%
Acquired non-credit impaired loans	69	—%	106	1%	—	—%	—	—%	175	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,160	1%	162	1%	8,589	7%	—	—%	9,911	2%
Total	$201,507	100%	$13,450	100%	$131,012	100%	$94,549	100%	$440,518	100%

Consumer and Residential Loans

Credit Risk Internally Assigned

	December 31, 2017
(Dollars in thousands)	Home Equity & Lines of Credit		Personal		Education		Total		Auto
Performing
Originated loans	$207,036	90%	$10,883	63%	$133,430	90%	$157,697	100%	$509,046	92%
Acquired non-credit impaired loans	19,621	9%	5,987	35%	—	—%	—	—%	25,608	5%
Acquired credit impaired loans	206	—%	56	—%	—	—%	—	—%	262	—%
Total Performing	226,863	99%	16,926	98%	133,430	90%	157,697	100%	534,916	97%
Nonperforming
Originated loans	1,155	1%	95	1%	14,152	10%	—	—%	15,402	3%
Acquired non-credit impaired loans	91	—%	250	1%	—	—%	—	—%	341	—%
Acquired credit impaired loans	—	—%	—	—%	—	—%	—	—%	—	—%
Total Nonperforming	1,246	1%	345	2%	14,152	10%	—	—%	15,743	3%
Total	$228,109	100%	$17,271	100%	$147,582	100%	$157,697	100%	$550,659	100%

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

The following tables provide information about delinquent and non-accrual loans in the Company’s portfolio at the dates indicated:

Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2018

(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total Past Due		Acquired Credit Impaired	Current		Total Financing Receivables		Recorded Investment >90 Days And Accruing	Non- Accruing
Commercial:
Commercial real estate	$343	3%	$934	15%	$5,722	32%	$6,999	19%	$726	$1,533,877	40%	$1,541,602	40%	$—	$12,323	58%
Commercial business loans	709	6%	199	3%	1,870	10%	2,778	7%	451	611,927	16%	615,156	16%	—	2,922	14%
Commercial small business leases	629	5%	358	6%	68	—%	1,055	3%	—	138,887	4%	139,942	4%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	—	188,510	5%	188,510	5%	—	—	—%
Total commercial	$1,681	14%	$1,491	24%	$7,660	42%	$10,832	29%	$1,177	$2,473,201	65%	$2,485,210	65%	$—	$15,245	72%

Residential:
Residential real estate	$1,322	10%	$378	6%	$1,565	9%	$3,265	9%	$93	$965,519	25%	$968,877	25%	$—	$4,571	22%
Total residential	$1,322	10%	$378	6%	$1,565	9%	$3,265	9%	$93	$965,519	25%	$968,877	25%	$—	$4,571	22%

Consumer loans:
Home equity & lines of credit	$449	4%	$506	8%	$265	1%	$1,220	3%	$193	$200,094	5%	$201,507	5%	$—	$1,160	5%
Personal	220	2%	91	1%	34	—%	345	1%	40	13,065	—%	13,450	—%	—	162	1%
Education	6,621	51%	3,549	56%	8,589	48%	18,759	51%	—	112,253	3%	131,012	3%	8,589	—	—%
Automobile	2,418	19%	330	5%	—	—%	2,748	7%	—	91,801	2%	94,549	2%	—	—	—%
Total consumer	$9,708	76%	$4,476	70%	$8,888	49%	$23,072	62%	$233	$417,213	10%	$440,518	10%	$8,589	$1,322	6%

Total	$12,711	100%	$6,345	100%	$18,113	100%	$37,169	100%	$1,503	$3,855,933	100%	$3,894,605	100%	$8,589	$21,138	100%

(1)   Non-accruing loans do not include $1.5 million of loans acquired with deteriorated credit quality, which have been recorded at their fair value at acquisition.

Analysis of Past Due and Non-accrual Financing Receivables

As of December 31, 2017

(Dollars in thousands)	30-59 Days Past Due		60-89 Days Past Due		> 90 Days Past Due		Total Past Due		Acquired Credit Impaired	Current		Total Financing Receivables		Recorded Investment >90 Days And Accruing	Non- Accruing
Commercial:
Commercial real estate	$719	4%	$1,304	13%	$1,899	10%	$3,922	8%	$5,037	$1,572,963	39%	$1,581,922	38%	$—	$3,273	16%
Commercial business loans	1,291	7%	1,680	16%	495	3%	3,466	7%	1,235	665,388	17%	670,089	17%	—	9,828	48%
Commercial small business leases	1,447	8%	584	6%	4	—%	2,035	4%	—	139,219	3%	141,254	4%	—	—	—%
Commercial construction	—	—%	—	—%	—	—%	—	—%	—	146,633	4%	146,633	4%	—	—	—%
Total commercial	$3,457	19%	$3,568	35%	$2,398	13%	$9,423	19%	$6,272	$2,524,203	63%	$2,539,898	63%	$—	$13,101	64%

Residential:
Residential real estate	$2,132	11%	$1,113	11%	$2,233	11%	$5,478	11%	$107	$937,988	24%	$943,573	23%	$—	$5,829	28%
Total residential	$2,132	11%	$1,113	11%	$2,233	11%	$5,478	11%	$107	$937,988	24%	$943,573	23%	$—	$5,829	28%

Consumer loans:
Home equity & lines of credit	$856	5%	$285	3%	$582	3%	$1,723	4%	$206	$226,180	6%	$228,109	6%	$—	$1,246	6%
Personal	198	1%	118	1%	234	1%	550	1%	56	16,665	—%	17,271	—%	—	345	2%
Education	8,328	44%	4,821	46%	14,152	72%	27,301	56%	—	120,281	3%	147,582	4%	14,152	—	—%
Automobile	3,830	20%	447	4%	—	—%	4,277	9%	—	153,420	4%	157,697	4%	—	—	—%
Total consumer	$13,212	70%	$5,671	54%	$14,968	76%	$33,851	70%	$262	$516,546	13%	$550,659	14%	$14,152	$1,591	8%

Total	$18,801	100%	$10,352	100%	$19,599	100%	$48,752	100%	$6,641	$3,978,737	100%	$4,034,130	100%	$14,152	$20,521	100%

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

The following table summarizes loans whose terms were modified in a manner that met the definition of a TDR as of December 31, 2018, 2017, and 2016. The Company had no accruing TDRs which were modified during the year ended December 31, 2018. The Company had two accruing TDRs and three accruing TDRs in the amount of $1.5 million and $1.9 million, which were modified during the years ended December 31, 2017 and 2016, respectively.

	December 31,		December 31,		December 31,
	2018		2017		2016
(Dollars in thousands)	No. of Loans	Balance	No. of Loans	Balance	No. of Loans	Balance
Commercial:
Commercial real estate	3	$5,558	1	$1,242	3	$770
Commercial business loans	—	—	4	8,257	3	1,939
Commercial construction	—	—	—	—	—	—
Total Commercial	3	5,558	5	9,499	6	2,709

Residential:
Residential real estate	7	352	5	330	4	297
Total real estate loans	7	352	5	330	4	297

Consumer loans:
Home equity & lines of credit	2	138	2	66	—	—
Personal	—	—	—	—	—	—
Total consumer loans	2	138	2	66	—	—
Total loans	12	$6,048	12	$9,895	10	$3,006

The following tables summarize information about TDRs as of and for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31, 2018
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	—	$—
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	—	—
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	4	248
Release of collateral	—	—
Outstanding principal balance immediately before modification	4	353
Outstanding principal balance immediately after modification	4	248
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination
Outstanding principal balance at period end	12	6,048
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	24

	For the Year Ended December 31, 2017
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	8	$9,643
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	6	8,371
Temporary reduction in interest rate	2	1,272
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	8	9,680
Outstanding principal balance immediately after modification	8	9,643
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination
Outstanding principal balance at period end	12	9,895
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	59

	For the Year Ended December 31, 2016
(Dollars in thousands, except number of loans)	No. of Loans	Balance
Loans modified during the period in a manner that met the definition of a TDR	6	$2,709
Modifications granted:
Reduction of outstanding principal due	—	—
Deferral of principal amounts due	6	2,709
Temporary reduction in interest rate	—	—
Deferral of interest due	—	—
Below market interest rate granted	—	—
Release of collateral	—	—
Outstanding principal balance immediately before modification	6	2,709
Outstanding principal balance immediately after modification	6	2,709
Aggregate principal charge-off recognized on TDRs outstanding at period end since origination
Outstanding principal balance at period end	10	3,006
TDRs that re-defaulted subsequent to being modified (in the past twelve months)	1	43

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

Components of Impaired Loans

Impaired Loans

For the Year Ended December 31, 2018

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$12,323	$12,581	$—	$4,643	$—	$—
Commercial Business	2,922	3,282	—	2,807	—	—
Commercial small business leases	—	—	—	—	—	—
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	4,571	5,254	—	5,574	—	—
Home Equity and Lines of Credit	1,160	1,160	—	1,351	—	—
Personal	162	162	—	264	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	1	—	—
Total Impaired Loans:	$21,138	$22,439	$—	$14,640	$—	$—
Impaired loans with a related specific allowance recorded:

Commercial Business	$—	$—	$—	$4,872	$—	$—
Total impaired loans with a related specific allowance recorded:	$—	$—	$—	$4,872	$—	$—
Total Impaired Loans:
Commercial	15,245	15,863	—	12,322	—	—
Residential	4,571	5,254	—	5,574	—	—
Consumer	1,322	1,322	—	1,614	—	—
Total	$21,138	$22,439	$—	$19,510	$—	$—

Impaired Loans

For the Year Ended December 31, 2017

(Dollars in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized Using Cash Basis
Impaired loans with no related specific allowance recorded:
Commercial Real Estate	$4,515	$4,548	$—	$2,515	$56	$—
Commercial Business	2,112	2,272	—	2,179	14	—
Commercial small business leases	—	—	—	—	—	—
Commercial Construction	—	—	—	—	—	—
Residential Real Estate	5,829	6,546	—	6,834	—	—
Home Equity and Lines of Credit	1,246	1,276	—	1,109	—	—
Personal	345	345	—	240	—	—
Education	—	—	—	—	—	—
Auto	—	—	—	6	—	—
Total Impaired Loans:	$14,047	$14,987	$—	$12,883	$70	$—
Impaired loans with a related specific allowance recorded:

Commercial Business	$7,953	$7,953	$1,500	$8,954	$—	$—
Total impaired loans with a related specific allowance recorded:	$7,953	$7,953	$1,500	$8,954	$—	$—
Total Impaired Loans:
Commercial	$14,580	$14,773	$1,500	$13,648	$70	$—
Residential	5,829	6,546	—	6,834	—	—
Consumer	1,591	1,621	—	1,355	—	—
Total	$22,000	$22,940	$1,500	$21,837	$70	$—

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

Generally, the Company will charged-off the collateral or discounted cash flow deficiency on all impaired loans.  The Company determined that no specific valuation allowance for any impaired loans was required as of December 31, 2018.  The Company determined that a $1.5 million specific valuation allowance for the previously mentioned shared national credit was required as of December 31, 2017.  Interest income that would have been recorded for the year ended December 31, 2018 and 2017, had impaired loans been current according to their original terms, amounted to $1.2 million and $1.3 million, respectively.

10. ACCRUED INTEREST RECEIVABLE

The following table provides information on accrued interest receivable at December 31, 2018 and 2017.

	2018		2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total

Interest-bearing deposits	$645	3.4%	$231	1.3%
Investment securities	2,017	10.8%	2,183	12.5%
Loans	16,089	85.8%	15,098	86.2%

Total accrued interest receivable	$18,751	100.0%	$17,512	100.0%

11. BANK PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2018 and 2017:

(Dollars in thousands)	2018	2017

Land	$19,553	$19,703
Bank premises	54,725	55,714
Furniture, fixtures and equipment	18,286	19,086
Leasehold improvements	18,023	16,095
Construction in progress	535	747
Total	111,122	111,345
Accumulated depreciation and amortization	(43,634)	(40,772)

Total	$67,488	$70,573

Depreciation and amortization expense amounted to $5.8 million and $6.1 million for the years ended December 31, 2018 and 2017, respectively.

12. GOODWILL AND OTHER INTANGIBLES

The goodwill and other intangible assets arising from acquisitions is accounted for in accordance with the accounting guidance in FASB ASC Topic 350 for Intangibles — Goodwill and Other.  As of December 31, 2018, the other intangibles consisted of $1.3 million of core deposit intangibles, which are amortized over an estimated useful life of ten years.

During the year ended December 31, 2018, the Company entered into an asset purchase agreement with a third party to sell the net assets of Beneficial Insurance Services, LLC and exit that business.  In connection with that sale, the Company received net proceeds of $14.1 million and realized a net gain of $3.3 million as the sale proceeds exceeded the carrying amount for Beneficial Insurance Services including goodwill and intangible assets.  Goodwill and intangible assets that related to Beneficial Insurance Services decreased $10.2 million during the year ended December 31, 2018 as a result of the sale.

During 2018, management reviewed qualitative factors for the bank unit including financial performance, market changes and general economic conditions and noted there was not a significant change in any of these factors as compared to 2017. Accordingly, it was determined that it was more likely than not that the fair value of banking unit continued to be in excess of its carrying amount as of December 31, 2018.

Goodwill and other intangibles at December 31, 2018 and December 31, 2017 are summarized as follows:

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships Intangible
Balance at January 1, 2018	$169,002	$1,723	$1,161
Adjustments:
Sale of insurance agency	(9,331)	—	(858)
Amortization	—	(393)	(303)
Balance at December 31, 2018	$159,671	$1,330	$—

(Dollars in thousands)	Goodwill	Core Deposit Intangible	Customer Relationships Intangible
Balance at January 1, 2017	$169,125	$2,883	$1,563
Adjustments:
Additions	(123)	—	—
Amortization	—	(1,160)	(402)
Balance at December 31, 2017	$169,002	$1,723	$1,161

The following tables summarize amortizing intangible assets at December 31, 2018 and 2017:

	2018			2017
(Dollars in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Amortizing Intangibles:
Core Deposits	$2,955	$(1,625)	$1,330	$26,170	$(24,447)	$1,723
Customer Relationships	—	—	—	10,386	(9,225)	1,161
Total Amortizing Intangibles	$2,955	$(1,625)	$1,330	$36,556	$(33,672)	$2,884

Aggregate amortization expense was $696 million and $1.6 million for the years ended December 31, 2018 and 2017, respectively. Amortization expense for the next five years and thereafter is expected to be as follows:

(Dollars in thousands)
Year	Expense
2019	340
2020	286
2021	232
2022	179
2023	135
2024 and thereafter	158

13. OTHER ASSETS

The following table provides selected information on other assets at December 31, 2018 and 2017:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Investments in affordable housing and other partnerships	$5,612	$4,053
Prepaid assets	2,687	2,691
Net deferred tax assets	21,699	22,975
Other real estate	754	189
Interest rate swaps	5,525	2,713
Servicing rights	2,619	2,341
All other assets	2,561	4,425
Total other assets	$41,457	$39,387

During the year ended December 31, 2017, the Company recorded a one- time $14.1 million reduction in the valuation of its net deferred tax assets related to the enactment of the Tax Cuts and Jobs Act and its impact on the re-measurement of our net deferred tax assets due to the reduction in the corporate income tax rate in 2018 to 21% from 35%.

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

14. DEPOSITS

Deposits consisted of the following major classifications at December 31, 2018 and 2017:

		% of Total		% of Total
(Dollars in thousands)	2018	Deposits	2017	Deposits

Non-interest bearing deposits	$557,535	13.4%	$563,185	13.6%
Interest-earning checking accounts	999,838	24.0%	898,263	21.6%
Municipal checking accounts	110,888	2.7%	123,697	3.0%
Money market accounts	389,336	9.3%	419,773	10.1%
Savings accounts	1,288,731	30.8%	1,288,875	31.1%
Certificates of deposit	826,270	19.8%	856,700	20.6%
Total deposits	$4,172,598	100.0%	$4,150,493	100.0%

Time deposit accounts outstanding at December 31, 2018 mature as follows:

(Dollars in thousands)
Year	Balance
2019	$430,773
2020	192,775
2021	85,234
2022	48,240
2023	69,150
2024 and thereafter	98

The aggregate amounts of certificates of deposit accounts in denominations of $100 thousand or more totaled $223.3 million, $182.6 million and $176.0 million at December 31, 2018, December 31, 2017 and 2016, respectively. The FDIC has permanently raised deposit insurance per account owner to $250 thousand for all types of accounts.

15. BORROWED FUNDS

A summary of borrowings is as follows:

	December 31,
(Dollars in thousands)	2018	2017
FHLB advances	$515,000	$515,000
Statutory trust debenture	—	25,439
Total borrowings	$515,000	$540,439

Advances from the FHLB that bear fixed interest rates with remaining periods until maturity are summarized as follows:

	December 31,
(Dollars in thousands)	2018	2017
Due in one year or less	$200,000	$20,000
Due after one year through five years	315,000	495,000
Total FHLB advances	$515,000	$515,000

The Bank is a member of the FHLB system, which consists of 11 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. At December 31, 2018, the Bank had a maximum borrowing capacity from the FHLB of Pittsburgh of $2.0 billion of which we had $515.0 million in outstanding advances. The balance remaining of $1.5 billion is our unused borrowing capacity with the FHLB of Pittsburgh at December 31, 2018. The Bank, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in that FHLB. The Bank was in compliance with requirements for FHLB of Pittsburgh with an investment of $23.2 million at December 31, 2018.

The weighted average interest rates of the borrowings during the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Weighted average interest rate during period:
Federal Home Loan Bank advances	1.72%	1.72%
Federal Home Loan Bank overnight borrowings	1.92	1.08
Federal Reserve Bank of Philadelphia overnight borrowings	2.24	1.50
Statutory Trust Debenture	3.35	2.92
Other	2.18	1.38

As of December 31, 2018, the Bank also has a $173.4 million borrowing capacity with the Federal Reserve Bank. The Company pledges loans to secure its borrowing capacity at the Federal Reserve Bank of Philadelphia. Loans totaling $254.7 million and $193.6 million were pledged to secure borrowings at December 31, 2018 and 2017, respectively. There were no outstanding borrowings with the Federal Reserve Bank at December 31, 2018 and 2017.

At December 31, 2018 and 2017, the Bank had no outstanding repurchase agreements.

During the first quarter of 2018, the Company paid off the statutory trust debenture of $25.4 million that was at a rate of 3.17%.

16. OTHER LIABILITIES

The following table provides selected information on other liabilities at December 31, 2018 and December 31, 2017:

	December 31,	December 31,
(Dollars in thousands)	2018	2017
Accrued pension and other postretirement benefits	$23,196	$27,888
Other accrued expenses	14,097	14,351
Mortgage escrow	11,326	10,952
Deferred rent	8,240	7,425
Accrued interest	3,072	3,039
Other liabilities	9,246	9,351
Total other liabilities	$69,177	$73,006

17. REGULATORY CAPITAL REQUIREMENTS

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

As of December 31, 2018, the Company’s and the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

The following table summarizes the Company’s compliance with applicable regulatory capital requirements as of December 31, 2018 and December 31, 2017:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2018:
Tier 1 Leverage (to average assets)	$916,107	16.03%	$228,650	4.00%	$285,813	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	916,107	23.11%	178,410	4.50%	257,703	6.50%
Tier 1 Capital (to risk weighted assets)	916,107	23.11%	237,880	6.00%	317,174	8.00%
Total Capital (to risk weighted assets)	959,488	24.20%	317,174	8.00%	396,467	10.00%

As of December 31, 2017:
Tier 1 Leverage (to average assets)	$914,552	16.19%	$225,909	4.00%	$282,387	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	889,113	22.12%	180,841	4.50%	261,215	6.50%
Tier 1 Capital (to risk weighted assets)	914,552	22.76%	241,121	6.00%	321,495	8.00%
Total Capital (to risk weighted assets)	958,013	23.84%	321,495	8.00%	401,869	10.00%

The following table summarizes the Bank’s compliance with applicable regulatory capital requirements as of December 31, 2018 and 2017:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Capital Amount	Ratio	Capital Amount	Ratio	Capital Amount	Ratio
As of December 31, 2018:

Tier 1 Leverage (to average assets)	$778,130	13.61%	$228,644	4.00%	$285,805	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	778,130	19.63%	178,410	4.50%	257,703	6.50%
Tier 1 Capital (to risk weighted assets)	778,130	19.63%	237,880	6.00%	317,173	8.00%
Total Capital (to risk weighted assets)	821,511	20.72%	317,173	8.00%	396,467	10.00%

As of December 31, 2017:

Tier 1 Leverage (to average assets)	$816,461	14.46%	$225,870	4.00%	$282,337	5.00%
Common Equity Tier 1 Capital (to risk weighted assets)	816,461	20.34%	180,662	4.50%	260,956	6.50%
Tier 1 Capital (to risk weighted assets)	816,461	20.34%	240,882	6.00%	321,177	8.00%
Total Capital (to risk weighted assets)	859,852	21.42%	321,177	8.00%	401,471	10.00%

18. INCOME TAXES

The Company files a consolidated federal income tax return. The provision for income taxes for the years ended December 31, 2018, 2017, and 2016 includes the following:

(Dollars in thousands)	2018	2017	2016
Current federal taxes	$11,031	$10,087	$6,033
Current state and local taxes	4,219	1,711	1,547
Deferred federal and state taxes	906	20,996	6,064
Total	$16,156	$32,794	$13,644

A reconciliation from the expected federal income tax expense computed at the statutory federal income tax rate to the actual income tax expense included in the consolidated statements of income is as follows:

	2018		2017		2016

Tax at statutory rate	$13,312	21.00%	$19,851	35.00%	$13,689	35.00%
Increase/(reduction) in taxes resulting from:
Tax-exempt income	(489)	(0.77)	(694)	(1.22)	(971)	(2.48)
State and local income taxes	3,392	5.35	2,249	3.97	1,446	3.70
Employee benefit programs	(346)	(0.55)	(2,001)	(3.53)	(17)	(0.04)
Federal income tax credits	(610)	(0.96)	(920)	(1.62)	(994)	(2.54)
Valuation allowances — state and local income taxes/OTTI	(44)	(0.07)	75	0.13	(692)	(1.77)
Section 162(m): Limit on Compensation	548	0.86	1,186	2.09	664	1.70
Other	393	0.63	(93)	(0.17)	519	1.31
Subtotal	$16,156	25.49%	$19,653	34.65%	$13,644	34.88%
Impact of change in tax law	—	—	13,141	23.17	—	—
Total	$16,156	25.49%	$32,794	57.82%	$13,644	34.88%

Items that give rise to significant portions of the deferred tax accounts at December 31, 2018 and 2017 are as follows:

(Dollars in thousands)	2018	2017

Deferred tax assets:
Reserve for bad debts	$9,085	$9,086
Pension and postretirement liabilities (ASC 715)	7,925	8,217
Deferred compensation	4,858	4,803
State net operating loss carryover / state credits	1,646	1,764
Purchase accounting adjustments	788	2,860
Lease accounting	882	772
OREO	—	117
Premises and equipment	366	222
Available-for-sale securities	5	84
Accrued expenses and other	2,636	1,936
	28,191	29,861
Less: Valuation Allowance	(564)	(608)

Total	27,627	29,253

Deferred tax liabilities:
Pension and postretirement benefits	3,968	3,169
Intangibles	—	1,201
Prepaid expenses and deferred loan costs	1,410	1,416
Mortgage servicing rights and other	550	492
Total	5,928	6,278

Net deferred tax assets	$21,699	$22,975

The passage of the Tax Cuts and Jobs Act on December 22, 2017 lowered the federal corporate tax rate for 2018 to 21% from 35%.  Under ASC 740, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated other comprehensive income.  During the quarter ended December 31, 2017, the Company re-measured its net deferred tax assets at the current 21% federal corporate tax rate and, as a result, the Company recorded a one-time charge of $13.1 million of income tax expense.  In addition, the FASB issued an accounting standards update that permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings.  As of December 31, 2017, the Company had $5.0 million of tax effects stranded in accumulated OCI as a result of the passage of the Tax Cuts and Jobs Act.  The Company reclassified the amount stranded in accumulated OCI to retained earnings during the year ended December 31, 2018.

As of December 31, 2018, the Company had net deferred tax assets totaling $21.7 million. These deferred tax assets can only be realized if the Company generates sufficient taxable income in the future.  If it cannot, a valuation allowance is established. The Company regularly evaluates the reliability of deferred tax asset positions. In determining whether a valuation allowance is necessary, the Company considers the level of taxable income in prior years to the extent that carry backs are permitted under current tax laws, as well as estimates of future pre-tax and taxable income and tax planning strategies that would, if necessary, be implemented. The Company currently maintains a valuation allowance for certain state net operating losses that management believes it is more likely than not that such deferred tax assets will not be realized. The Company expects to realize the remaining deferred tax assets over the allowable carry back and/or carry forward periods. Therefore, no valuation allowance is deemed necessary against its remaining federal or remaining state deferred tax assets as December 31, 2018. However, if an unanticipated event occurs that materially changes pre-tax and taxable income in future periods, an increase in the valuation allowance may become necessary and it could be material to the Company’s financial statements.

As of December 31, 2018, the Company had state and local net operating loss carryovers of $17.1 million resulting in deferred tax assets of $775 thousand. These state and local net operating loss carryovers begin to expire after December 31, 2018 if not utilized. A valuation allowance of $564 thousand for these deferred tax assets had been recorded as of December 31, 2018 as management believes it is more likely than not that such deferred tax assets will not be realized.

During the years ended December 31, 2018 and 2017, $370 thousand in net deferred tax liabilities and $727 thousand of net deferred tax assets, respectively, were recorded as adjustments to other comprehensive income tax accounts.

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740 for Income Taxes. The guidance clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. The FASB prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The uncertain tax liability for uncertain tax positions was zero at December 31, 2018 and December 31, 2017. The tax years 2016 and 2017 remain subject to examination by the IRS. The 2015 through 2017 tax years remain subject to examination by various state and local taxing authorities. For 2018, the Bank’s maximum federal income tax rate was 21%.

The Company recognizes, when applicable, interest and penalties related to unrecognized tax positions in the provision for income taxes in the consolidated statement of income. No interest or penalties were incurred during the years ended December 31, 2018 and 2017.

Pursuant to accounting guidance, the Company is not required to provide deferred taxes on its tax loan loss reserve as of December 31, 1987. As of December 31, 2018 and 2017, the Company had unrecognized deferred income taxes of approximately $1.7 million with respect to this reserve. This reserve could be recognized as taxable income and create a current and/or deferred tax liability using the income tax rates then in effect if one of the following occur: (1) the Bank’s retained earnings represented by this reserve are used for distributions in liquidation or for any other purpose other than to absorb losses from bad debts; (2) the Bank fails to qualify as a Bank, as provided by the Internal Revenue Code; or (3) there is a change in federal tax law.

19. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

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

Effective June 30, 2008, the defined pension benefits for Bank employees were frozen at the current levels. Additionally, the Bank enhanced its 401(k) Plan and combined it with its Employee Stock Ownership Plan to fund employer contributions. See Note 20 to these consolidated financial statements.

During 2014, the Company adopted the new mortality tables reflecting longer life expectancy published by the Society of Actuaries on October 27, 2014. These revised tables resulted in an increase in our pension plan’s projected benefit obligation of approximately $5.7 million as of December 31, 2014.  In 2018, this scale was updated to MP-2018.

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

The following tables present a reconciliation of beginning and ending balances of benefit obligations and assets at December 31, 2018 and 2017:

	Pension		Other Postretirement
	Benefits		Benefits
(Dollars in thousands)	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$101,911	$96,657	$23,283	$22,337
Service cost	—	—	108	121
Interest cost	3,213	3,365	653	738
Participants’ contributions	—	—	52	94
Actuarial loss/(gain)	(9,982)	5,958	(3,662)	1,430
Benefits paid	(4,113)	(4,069)	(1,193)	(1,437)
Benefit obligation at end of year	$91,029	$101,911	$19,241	$23,283
Change in Assets
Fair value of assets at beginning of year	$99,197	$91,666	$—	$—
Actual gain/(loss) return on assets	(5,683)	11,911	—	—
Employer contribution	252	293	1,141	1,343
Participants’ contributions	—	—	52	94
Expense	(652)	(605)	—	—
Benefits paid	(4,113)	(4,068)	(1,193)	(1,437)
Fair value of assets at end of year	$89,001	$99,197	$—	$—

The following table presents a reconciliation of the funded status of the pension and postretirement benefits at December 31, 2018 and 2017:

			Other
	Pension		Postretirement Benefits
(Dollars in thousands)	2018	2017	2018	2017
Projected benefit obligation	$91,029	$101,911	$19,241	$23,283
Fair value of plan assets	89,001	99,197	—	—
Accrued pension cost	$2,028	$2,714	$19,241	$23,283

The Company’s pension benefits funding policy is to contribute annually an amount, as determined by consulting actuaries and approved by the Retirement Plan Committee, which can be deducted for federal income tax purposes, if required. During 2018, $252 thousand was contributed to the pension plans under the Bank’s funding policy compared to $293 thousand during 2017.

The following table presents the amounts recognized in accumulated other comprehensive income for pension and postretirement benefits at December 31, 2018 and 2017.

			Other
	Pension		Postretirement Benefits
(Dollars in thousands)	2018	2017	2018	2017
Net loss	$34,071	$33,055	$2,479	$6,360
Prior service cost	—	—	(73)	(559)

The Company’s total accumulated pension benefit obligations at December 31, 2018 and December 31, 2017 were $91.0 million and $101.9 million, respectively. The accumulated pension obligation equals the projected benefit obligation as a result of the freeze in pension benefits effective June 30, 2008.

Significant assumptions used to calculate the net periodic pension cost and obligation as of December 31, 2018, 2017, and 2016 are as follows:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Consolidated Pension Plan
Discount rate for periodic pension cost	3.60%	4.12%	4.25%
Discount rate for benefit obligation	4.24%	3.59%	4.12%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.25%

Beneficial Bank Plans
Discount rate for periodic pension cost				3.56%	4.04%	4.27%
Discount rate for benefit obligation				4.21%	3.56%	4.04%

FMS Plan
Discount rate for periodic pension cost				3.08%	3.31%	3.43%
Discount rate for benefit obligation				3.79%	3.09%	3.31%

The components of net pension cost are as follows:

	Pension Benefits			Other Postretirement Benefits
(Dollars in thousands)	2018	2017	2016	2018	2017	2016
Component of Net Periodic Benefit Cost
Service cost	$—	$—	$—	$108	$121	$128
Interest cost	3,213	3,365	3,416	653	738	726
Expected return on assets	(6,782)	(6,269)	(6,284)	—	—	—
Amortization of transition obligation	—	—	—	153	73	17
Amortization of prior service cost	—	—	—	(486)	(486)	(485)
Recognized net actuarial loss	2,043	2,302	2,382	68	179	144
Net periodic pension (benefit) cost	$(1,526)	$(602)	$(486)	$496	$625	$530

As of December 31, 2018, the health care trend initial rate was 7.00 percent for all participants, which is projected to reach an ultimate trend rate of 5.00 percent as of December 31, 2027 and remain level thereafter.

The impact of a 1.0 percent increase and decrease in assumed health care cost trend for each future year would be as follows:

(Dollars in thousands)	1.0% Increase	1.0% Decrease
Accumulated postretirement benefit obligation	$608	$(614)
Service and interest cost	22	(21)

The estimated net loss for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year is $2.5 million. There is no estimated transition that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year.  The net loss and prior service cost for postretirement benefits that will be amortized from accumulated other comprehensive income into periodic pension cost over the next fiscal year are $63 thousand and ($73) thousand, respectively.

Future benefit payments for all pension and postretirement plans are estimated to be paid as follows:

(Dollars in thousands)

Pension Benefits		Other Postretirement Benefits
2019	$4,543	2019	$1,063
2020	4,651	2020	1,084
2021	5,443	2021	1,104
2022	4,745	2022	1,123
2023	5,487	2023	1,133
2024-2028	28,503	2024-2028	6,081

The fair values of all pension and postretirement plan assets at December 31, 2018 and 2017 by asset category are as follows:

	Category Used for Fair Value Measurement
	December 31, 2018				December 31, 2017
(Dollars in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Mutual Funds:
Large cap	$5,686	$—	$—	$5,686	$10,063	$—	$—	$10,063
Mid cap	57	—	—	57	74	—	—	74
Small cap	1,549	—	—	1,549	2,910	—	—	2,910
International	7,206	—	—	7,206	6,776	—	—	6,776
Global Managed Volatility	7,254	—	—	7,254	7,027	—	—	7,027
US Managed Volatility	2,484	—	—	2,484	3,768	—	—	3,768
Fixed Income	52,306	—	—	52,306	55,722	—	—	55,722
U.S. Government Agencies	12,282	—	—	12,282	12,600	—	—	12,600
Accrued Income	177	—	—	177	257	—	—	257
Total	$89,001	$—	$—	$89,001	$99,197	$—	$—	$99,197

As of December 31, 2018 and 2017, pension and postretirement plan assets were comprised of investments in equity and fixed income mutual funds. The Bank’s consolidated pension plan investment policy provides that assets are to be managed over a long-term investment horizon to ensure that the chances and duration of investment losses are carefully weighed against the long-term potential for asset appreciation. The primary objective of managing a plan’s assets is to improve the plan’s funded status. A secondary financial objective is, where possible, to minimize pension expense volatility. The Company’s pension plan allocates assets based on the plan’s funded status to risk management and return enhancement asset classes. The risk management class is comprised of a long duration fixed income fund while the return enhancement class consists of equity and other fixed income funds. Asset allocation ranges are generally 40% to 80% for risk management and 20% to 60% for return enhancement when the funded status is less than 110%, and 50% to 90% in risk management and 10% to 50% for return enhancement when the funded status reaches 110%, subject to the discretion of the Bank’s Retirement Plan Committee. Also, a small portion is maintained in cash reserves when appropriate. Weighted average asset allocations in plan assets at December 31, 2018 and December 31, 2017 were as follows:

	Pension
	December 31,
	2018	2017
Domestic equity securities	10.8%	16.8%
Fixed Income	58.8%	56.1%
U.S. Government Agencies	13.9%	12.8%
International equity securities	16.3%	14.0%
Accrued income	0.2%	0.3%
Total	100.0%	100.0%

The Company provides life insurance benefits to eligible employees under an endorsement split-dollar life insurance program. At December 31, 2018 and 2017, $21.4 million and $20.9 million, respectively, in cash surrender value relating to this program was recognized in “other assets” in the Company’s consolidated statements of financial condition. The Company recognizes a liability for future benefits applicable to endorsement split-dollar life insurance arrangements that provide death benefits postretirement. These liabilities totaled $2.7 million and $4.9 million at December 31, 2018 and 2017, respectively, and are included in the postretirement tables above.

20. EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN

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

The balance of the 2008 loan to the KSOP as of December 31, 2018 was $10.8 million compared to $13.0 million as of December 31, 2017. The balance of the 2015 loan to the KSOP as of December 31, 2018 was $18.5 million compared to $18.9 million as of December 31, 2017. All full-time employees and certain part-time employees are eligible to participate in the KSOP if they meet prescribed service criteria. Shares will be allocated and released based on the KSOP’s plan document. While the KSOP is one plan, the two separate components of the 401(k) Plan and ESOP remain. Under the KSOP, the Company makes basic contributions and matching contributions. The Bank makes additional contributions for certain employees based on age and years of service. The Company may also make discretionary contributions under the KSOP. Each participant’s account is credited with shares of the Company’s stock or cash based on compensation earned during the year in which the contribution was made.

Dividends declared on common stock held by the ESOP which have not been allocated to the account of a participant can be used to repay the loan. During the year ended December 31, 2018, the Company used dividends declared of $1.3 million to repay the loans compared to $711 thousand for the year ended December 31, 2017. Allocation of shares to the participants is contingent upon the repayment of a loan to the Company. The allocated shares in the KSOP related to the 2008 loan were 2,763,627 and 2,566,075 as of December 31, 2018 and December 31, 2017, respectively. The allocated shares in the KSOP related to the 2015 loan were 266,481 and 199,301 as of December 31, 2018 and December 31, 2017, respectively. The suspense shares available related to the 2008 loan were 783,300 as of December 31, 2018 and 980,852 as of December 31, 2017. The suspense shares available related to the 2015 loan were 1,748,871 as of December 31, 2018 and 1,816,051 as of December 31, 2017. The suspense shares are the shares that are unearned and are available to be allocated. The market values of the unearned shares were $36.2 million and $46.0 million as of December 31, 2018 and 2017, respectively. The Company recorded a related expense of approximately $4.3 million, $4.2 million and $3.8 million, respectively, for contributions to the KSOP for years ended December 31, 2018, 2017 and 2016.

21. STOCK BASED COMPENSATION

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

Under the 2016 Omnibus Incentive Plan (“the 2016 Plan”), the Company has granted 2,626,706 of restricted stock awards to employees, officers and directors, of which 225,349 have been forfeited as of December 31, 2018.  The net impact to the Company’s outstanding additional paid in capital as of December 31, 2018 was a reduction of $29.7 million as well as a reduction in the balance of treasury stock. The restricted stock awards granted to directors vest generally over a 12 to 31 month period and the restricted stock awards granted to employees and officers vest over a three year period. Restricted stock awards include performance awards granted to certain officers of the Company that will vest only if the Company exceeds threshold goals related to credit quality, return on average assets and total shareholder return. Upon the adoption of the 2016 Plan, the Company’s 2008 Equity Incentive Plan (“EIP”) was terminated. However, outstanding awards under the 2008 EIP remain in effect in accordance with their original terms.

Compensation expense related to the stock awards is recognized ratably over the vesting period in an amount which totals the market price of the Company’s stock at the grant date. The expense recognized for the years ended December 31, 2018, 2017 and 2016 totaled $13.3 million, $13.7 million and $7.6 million, respectively.

The following table summarizes the non-vested stock award activity for the year ended December 31, 2018:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2018	2,131,972	$13.51
Issued	164,642	16.60
Vested	(989,486)	13.41
Forfeited	(201,611)	13.78
Non-vested Stock Awards outstanding, December 31, 2018	1,105,517	14.01

The following table summarizes the non-vested stock award activity for the year ended December 31, 2017:

Summary of Non-vested Stock Award Activity	Number of Shares	Weighted Average Grant Price

Non-vested Stock Awards outstanding, January 1, 2017	2,960,572	$13.07
Issued	154,753	18.00
Vested	(904,019)	13.10
Forfeited	(79,334)	10.66
Non-vested Stock Awards outstanding, December 31, 2017	2,131,972	13.51

The fair value of the 989,486 shares that vested during the year ended December 31, 2018 was $16.3 million. The fair value of the 904,019 shares that vested during the year ended December 31, 2017 was $14.4 million.

The 2008 EIP authorized the grant of options to officers, employees, and directors of the Company to acquire shares of common stock with an exercise price equal to the fair value of the common stock at the grant date. Options expire ten years after the date of grant, unless terminated earlier under the option terms. Options are granted at the then fair market value of the Company’s stock. The options were valued using the Black-Scholes option pricing model. During the year ended December 31, 2018 and 2017, the Company did not grant any options. All options require the participant’s continued service. The options generally vest and are exercisable over five years. Compensation expense for the options totaled $582 thousand for the year ended December 31, 2018 compared to $945 thousand and $1.4 million for the year ended December 31, 2017 and 2016, respectively.

A summary of option activity as of December 31, 2018 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2018	1,727,249	$9.62
Granted	—	—
Exercised	(292,260)	10.43
Forfeited	—	—
Expired	(1,649)	8.82
December 31, 2018	1,433,340	9.46

A summary of option activity as of December 31, 2017 and changes during the twelve month period is presented below:

	Number of Options	Weighted Exercise Price per Shares

January 1, 2017	2,884,087	$9.59
Granted	—	—
Exercised	(1,119,663)	9.54
Forfeited	(37,175)	9.78
Expired	—	—
December 31, 2017	1,727,249	9.62

The weighted average remaining contractual term was approximately 4.15 years and the aggregate intrinsic value was $6.9 million for options outstanding as of December 31, 2018. The weighted average remaining contractual term was approximately 4.47 years and the aggregate intrinsic value was $11.8 million for options outstanding as of December 31, 2017. The weighted average remaining contractual term was approximately 4.74 years and the aggregate intrinsic value was $25.4 million for options outstanding as of December 31, 2016. As of December 31, 2018, exercisable options totaled 1,259,910 with an average weighted exercise price of $9.25 per share, a weighted average remaining contractual term of approximately 3.97 years, and an aggregate intrinsic value of $6.4 million. As of December 31, 2017, exercisable options totaled 1,309,807 with an average weighted exercise price of $9.39 per share, a weighted average remaining contractual term of approximately 3.96 years, and an aggregate intrinsic value of $9.2 million. As of December 31, 2016, exercisable options totaled 2,069,854 with an average weighted exercise price of $9.46 per share, a weighted average remaining contractual term of approximately 3.94 years, and an aggregate intrinsic value of $18.5 million.

As of December 31, 2018, there was $196 thousand of total unrecognized compensation cost related to options and $7.3 million in unrecognized compensation cost related to non-vested stock awards granted. As of December 31, 2017, there was $784 thousand of total unrecognized compensation cost related to options and $18.2 million in unrecognized compensation cost related to non-vested stock awards granted. The average weighted lives for the option expense were 0.81 and 1.43 years as of December 31, 2018 and December 31, 2017, respectively. The average weighted lives for the stock award expense were 1.14 and 1.61 years at December 31, 2018 and December 31, 2017, respectively.

22. COMMITMENTS AND CONTINGENCIES

The Company leases a number of offices as part of its regular business operations. Rental expense under such leases aggregated $6.3 million, $6.1 million and $5.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, the Company was committed under non-cancelable operating lease agreements for minimum rental payments to lessors as follows:

(Dollars in thousands)

2019	$6,084
2020	6,402
2021	5,881
2022	5,944
2023	5,714
Thereafter	24,790
$54,815

In the normal course of business, there are various outstanding commitments and contingent liabilities, such as commitments to extend credit, which are not reflected in the consolidated financial statements. The Company has established specific reserves related to loan commitments that are not material to the Company.

At December 31, 2018 and 2017, the Company had outstanding commitments to purchase or originate new loans or leases aggregating approximately $7.3 million and $29.4 million, respectively, and commitments to customers on available lines of credit of $480.4 million and $443.1 million, respectively, commitments to fund commercial construction and other advances of $243.8 million and $159.3 million, respectively, and standby letters of credit of $26.8 million and $29.4 million, respectively.  Commitments are issued in accordance with the same policies and underwriting procedures as settled loans. The Bank had a reserve for its commitments and contingencies of $119 thousand and $124 thousand at December 31, 2018 and December 31, 2017, respectively.

The Company and its directors had been named in a lawsuit filed in Maryland state circuit court regarding compensation levels of directors in connection with equity awards granted in the second quarter of 2016 under the Company’s 2016 Omnibus Incentive Plan. The defendants believed the lawsuit, alleging breach of fiduciary duty and unjust enrichment under Maryland law, was without merit and vigorously defended it.  During the quarter ended December 31, 2018, this lawsuit was settled with the plaintiffs.

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

23. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2018:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,570	$1,570
SBA servicing rights			1,049	1,049
Investment securities available for sale:
U.S. GSE and agency notes	—	2,717	—	2,717
Ginnie Mae guaranteed mortgage securities	—	2,363	—	2,363
GSE collateralized mortgage obligations (“CMOs”)	—	8,443	—	8,443
GSE mortgage-backed securities	—	190,105	—	190,105
Municipal bonds
General obligation municipal bonds	—	1,849	—	1,849
Corporate securities	—	23,492	—	23,492
Money market funds	56,496	—	—	56,496
Mutual funds	157	—	—	157
Interest rate swap agreements	—	5,525	—	5,525
Total Assets	$56,653	$234,494	$2,619	$293,766
Liabilities:
Interest rate swap agreements and other contracts	$—	$2,824	$—	$2,824
Total Liabilities	$—	$2,824	$—	$2,824

Those assets which will continue to be measured at fair value on a recurring basis are as follows at December 31, 2017:

	Category Used for Fair Value Measurement
(Dollars in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Mortgage servicing rights	$—	$—	$1,556	$1,556
SBA servicing rights	—	—	785	785
Investment securities available for sale:
U.S. GSE and agency notes	—	3,453	—	3,453
Ginnie Mae guaranteed mortgage securities	—	3,088	—	3,088
GSE collateralized mortgage obligations (“CMOs”)		14,774	—	14,774
GSE mortgage-backed securities	—	246,140	—	246,140
Municipal bonds
General obligation municipal bonds	—	1,866	—	1,866
Corporate securities	—	24,083	—	24,083
Equity securities	410	—	—	410
Money market funds	16,086	—	—	16,086
Mutual funds	408	—	—	408
Interest rate swap agreements	—	2,713	—	2,713
Total Assets	$16,904	$296,117	$2,341	$315,362
Liabilities:
Interest rate swap agreements and other contracts	$—	$1,778	$—	$1,778
Total Liabilities	$—	$1,778	$—	$1,778

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

GSE CMOs.  For pricing evaluations, the pricing service, obtains and applies available direct market color (trades, covers, bids, offers and price talk) along with market color for similar bonds and GSE CMOs in general (including market research).  Evaluations of tranches (non-volatile and volatile) are based on ICE Data Services interpretation of accepted market modeling, trading, and pricing conventions.

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

Tax Exempt General Obligation and Municipal Bonds. For pricing, the pricing service’s evaluators collect and analyze market data to determine how it should be applied to bonds within their assigned sectors.  Bonds are adjusted throughout the day based on trades and other pertinent market information. The information may be applied to an individual bond’s evaluation as well as extrapolated to other municipal bonds of the same issuer sector and other sectors, when appropriate. Within a given sector, evaluators have the ability to make daily spread adjustments for various attributes that include, but are not limited to, discounts, premiums, credit, alternative minimum tax (AMT), use of proceeds, and callability.

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

The table below presents all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2018 and 2017.

Level 3 Investments Only

	For the Year Ended
	December 31, 2018	December 31, 2017
(Dollars in thousands)	Mortgage Servicing Rights	Mortgage Servicing Rights
Balance, January 1,	$1,556	$1,523
Additions	124	156
Payments	(168)	(184)
Increase in fair value due to changes in valuation inputs or assumptions	58	61
Balance, December 31,	$1,570	$1,556

Level 3 Investments Only

	For the Year Ended
	December 31, 2018	December 31, 2017
(Dollars in thousands)	SBA Servicing Rights	SBA Servicing Rights
Balance, January 1,	$785	$646
Additions	570	378
Payments	(206)	(20)
Decrease in fair value due to changes in valuation inputs or assumptions	(100)	(219)
Balance, December 31,	$1,049	$785

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

(Dollars in thousands)	Balance Transferred YTD 12/31/18	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$14,346	$—	$—	$14,346	$(443)
Other real estate owned	704			704	—

(Dollars in thousands)	Balance Transferred YTD 12/31/17	Level 1	Level 2	Level 3	Gain/(Losses)
Impaired loans	$14,876	—	—	$14,876	$(30)
Other real estate owned	189	—	—	189	—

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

The following table sets forth the carrying and estimated fair value of the Company’s financial assets and liabilities for the periods indicated:

	Fair Value of Financial Instruments
		At December 31, 2018		At December 31, 2017
			Estimated		Estimated
	Fair Value	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Hierarchy Level	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	Level 1	$852,475	$852,475	$557,615	$557,615
Securities available for sale	See previous table	285,622	285,622	310,308	310,308
Securities held to maturity	Level 2	424,571	414,451	537,302	533,425
FHLB stock	Level 3	23,182	23,182	23,210	23,210
Loans and leases, net	Level 3	3,851,190	3,811,478	3,990,618	3,992,226
Loans held for sale	Level 2	152	160	245	249
Mortgage servicing rights	Level 3	1,570	1,570	1,556	1,556
SBA servicing rights	Level 3	1,049	1,049	785	785
Interest rate swaps	Level 2	5,525	5,525	2,713	2,713
Accrued interest receivable	Level 3	18,751	18,751	17,512	17,512

Liabilities:
Checking, Money Market & Savings	Level 2	3,346,328	3,346,328	3,293,793	3,293,793
Certificates of Deposit	Level 2	826,270	817,003	856,700	849,556
Borrowed funds	Level 2	515,000	506,812	540,439	536,011
Interest rate swaps and other contracts	Level 2	2,824	2,824	1,778	1,778
Accrued interest payable	Level 2	3,072	3,072	3,039	3,039

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2018 and December 31, 2017.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since December 31, 2018 and December 31, 2017 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

24. RELATED PARTY TRANSACTIONS

At December 31, 2018 and 2017, certain directors, executive officers, principal holders of the Company’s common stock, associates of such persons, and affiliated companies of such persons were indebted, including undrawn commitments to lend, to the Bank in the aggregate amount of $233 thousand and $255 thousand, respectively. Please refer to Note 9 for further information.

There were no commitments to lend to related parties at December 31, 2018 and 2017. The commitments are in the form of loans and guarantees for various business and personal interests. This indebtedness was incurred in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time of comparable transactions with unrelated parties. This indebtedness does not involve more than the normal risk of repayment or present other unfavorable features.

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

Residential Mortgage Loans

The Company has elected the fair value measurement method to value its mortgage servicing rights (“MSRs”).  Under the fair value measurement method, the Company records its MSRs on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of mortgage banking income in the Company’s consolidated statements of income for each period.  As of December 31, 2018 and December 31, 2017, the Company serviced $124.6 million and $132.5 million of residential mortgage loans, respectively.  Servicing loans for others consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures.  During the years ended December 31, 2018, 2017 and 2016, the Company recognized $325 thousand, $338 thousand, and $350 thousand of servicing fee income, respectively.  The Company had fiduciary responsibility for related escrow and custodial funds aggregating approximately $1.9 and $2.0 million at December 31, 2018 and 2017, respectively.

The following is an analysis of the activity in the Company’s residential MSRs for the years ended December 31, 2018, 2017 and 2016:

	Residential
	Mortgage Servicing Rights
	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016

Balance, January 1,	$1,556	$1,523	$1,349
Additions	124	156	210
Increases (decreases) in fair value due to:
Changes in valuation input or assumptions	58	61	163
Paydowns	(168)	(184)	(199)
Balance, December 31,	$1,570	$1,556	$1,523

The Company uses assumptions and estimates in determining the fair value of MSRs. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions. The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2018, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 6.60%, a discount rate equal to 10.25% and an escrow earnings credit rate equal to 3.02%.  At December 31, 2017, the key assumptions used to determine the fair value of the Company’s MSRs included a lifetime constant prepayment rate equal to 7.92%, a discount rate equal to 9.63% and an escrow earnings credit rate equal to 2.13%.

The sensitivity of the current fair value of the residential MSRs to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table for the periods indicated:

	Residential	Residential
	Mortgage Servicing Rights	Mortgage Servicing Rights
(Dollars in thousands)	December 31, 2018	December 31, 2017
Fair value of residential mortgage servicing rights	$1,570	$1,556

Weighted average life (years)	9.2 years	8.1 years

Prepayment speed	6.60%	7.92%
Effect on fair value of a 20% increase	$(103)	$(113)
Effect on fair value of a 10% increase	(53)	(59)
Effect on fair value of a 10% decrease	57	64
Effect on fair value of a 20% decrease	118	133

Discount rate	10.25%	9.63%
Effect on fair value of a 20% increase	$(102)	$(136)
Effect on fair value of a 10% increase	(28)	(72)
Effect on fair value of a 10% decrease	145	78
Effect on fair value of a 20% decrease	248	164

Escrow earnings credit	3.02%	2.13%
Effect on fair value of a 20% increase	$76	$51
Effect on fair value of a 10% increase	38	26
Effect on fair value of a 10% decrease	(38)	(26)
Effect on fair value of a 20% decrease	(76)	(52)

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

SBA Loans

The Company has elected the fair value measurement method to value its SBA loan servicing rights.  Under the fair value measurement method, the Company records its SBA loan servicing asset on its consolidated statements of financial condition as a component of other assets at fair value with changes recorded as a component of other non-interest income in the Company’s consolidated statements of income for each period.  As of December 31, 2018 and December 31, 2017 the Company serviced $59.3 million and $50.9 million of SBA loans, respectively. During the years ended December 31, 2018, 2017, and 2016, the Company recognized $546 thousand, $466 thousand, and $287 thousand of servicing fee income, respectively.  At December 31, 2018 and December 31, 2017, SBA loan servicing rights totaled $1.0 million and $785 thousand, respectively, and were included in “other assets” in the Company’s consolidated statements of financial condition.

The following is an analysis of the activity in the Company’s SBA loan servicing rights for the years ended December 31, 2018 and 2017:

	SBA Servicing Rights
	For the Year Ended December 31,
(Dollars in thousands)	2018	2017	2016

Balance, January 1,	$785	$646	$—
Additions	570	378	835
Decreases in fair value due to:
Changes in valuation input or assumptions	(100)	(219)	(115)
Paydowns	(206)	(20)	(74)
Balance, December 31,	$1,049	$785	$646

The Company uses assumptions and estimates in determining the fair value of SBA servicing rights. These assumptions include prepayment speeds, discount rates, escrow earnings rates and other assumptions.  The assumptions used in the valuation were based on input from buyers, brokers and other qualified personnel, as well as market knowledge. At December 31, 2018, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 9.84%, a discount rate equal to 13.75% and servicing expenses per loan of $1 thousand. At December 31, 2017, the key assumptions used to determine the fair value of the Company’s SBA servicing rights included a lifetime constant prepayment rate equal to 8.85%, a discount rate equal to 13.13% and servicing expenses per loan of $1 thousand.

At December 31, 2018 and 2017, the sensitivity of the current fair value of the SBA servicing rights to immediate 10% and 20% favorable and unfavorable changes in key economic assumptions are included in the following table.

	SBA Servicing Rights	SBA Servicing Rights
(Dollars in thousands)	December 31, 2018	December 31, 2017
Fair value of SBA servicing rights	$1,049	$785

Weighted average life (years)	5.0 years	5.3 years

Prepayment speed	9.84%	8.85%
Effect on fair value of a 20% increase	$(59)	$(43)
Effect on fair value of a 10% increase	(31)	(22)
Effect on fair value of a 10% decrease	32	23
Effect on fair value of a 20% decrease	67	48

Discount rate	13.75%	13.13%
Effect on fair value of a 20% increase	$(81)	$(60)
Effect on fair value of a 10% increase	(42)	(31)
Effect on fair value of a 10% decrease	46	34
Effect on fair value of a 20% decrease	96	71

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

26. DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps and risk participation agreements

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

The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps are simultaneously hedged by offsetting interest rate swaps that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions. These derivatives are not designated as hedges and are not speculative. Rather, these derivatives result from a service the Company provides to certain customers, which the Company implemented during the first quarter of 2012. As the interest rate swaps associated with this program do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings. As of December 31, 2018, the Company had 26 interest rate swaps with an aggregate notional amount of $164.3 million related to this program.  During the year ended December 31, 2018, the Company recognized a net loss of $43 thousand compared to a net loss of $39 thousand for the year ended December 31, 2017 and a net gain of $798 thousand for the year ended December 31, 2016 related to interest rate swap agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

Under certain circumstances, when the Company purchases a portion of a commercial loan that has an existing interest rate swap, it enters a Risk Participation Agreement with the counterparty and assumes the credit risk of the loan customer related to the swap. The Company has entered into risk participation agreements with a notional value of $7.8 million and a fair value of $3 thousand as of December 31, 2018. During the year ended December 31, 2018, the Company recognized a net gain of $1 thousand compared to a net gain of $5 thousand for the year ended December 31, 2017 and a net gain of $51 thousand for the year ended December 31, 2016 related to the risk participation agreements that are included as a component of services charges and other non-interest income in the Company’s consolidated statements of income.

The table below presents the fair value of the Company’s derivative financial instruments not designated as hedging instruments as well as their classification on the consolidated statements of condition as of December 31, 2018 and December 31, 2017:

As of December 31, 2018

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$79,233	$2,795	$85,110	$2,821
Risk participation agreements	—	—	7,810	3
Total derivatives	$79,233	$2,795	$92,920	$2,824

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

As of December 31, 2017

	Asset derivatives		Liability derivatives
(dollars in thousands)	Notional amount	Fair value (1)	Notional amount	Fair value (2)

Interest rate swap agreements	$68,785	$1,791	$68,785	$1,774
Risk participation agreements	—	—	8,033	4
Total derivatives	$68,785	$1,791	$76,818	$1,778

(1)    Included in other assets in our Consolidated Statements of Financial Condition.

(2)    Included in other liabilities in our Consolidated Statements of Financial Condition.

The following displays offsetting interest rate swap assets and liabilities for the dates presented:

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2018	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$2,820	$—	$2,820	$—	$843	$1,977

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2018	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$2,849	$—	$2,849	$—	$—	$2,849

(1) - Balance includes accrued interest receivable/payable and credit valuation adjustments.

Offsetting of Derivative Assets

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Assets presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2017	Recognized Assets (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Received	Net Amount
Interest rate swaps and risk participation agreements	$1,828	$—	$1,828	$—	$1,346	$482

Offsetting of Derivative Liabilities

	Gross Amounts of	Gross Amounts Offset in the	Net Amounts of Liabilities presented in	Gross Amounts Not Offset in the Statement of Financial Condition
As of December 31, 2017	Recognized Liabilities (1)	Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Collateral Posted	Net Amount
Interest rate swaps and risk participation agreements	$1,815	$—	$1,815	$—	$—	$1,815

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

As of December 31, 2018 and December 31, 2017, the termination value of the interest rate swaps in a liability position was $2.8 million and $1.8 million, respectively. The Company has minimum collateral posting thresholds with its counterparty. The Company was not required to post collateral on interest rate swaps as of December 31, 2018 and December 31, 2017. Additionally, as of December 31, 2018 the counterparties posted collateral on interest rate swaps in the amount of $843 thousand, compared to $1.3 million in 2017.  If the Company had breached any of these provisions at December 31, 2018 it would have been required to settle its obligation under the agreement at the termination value and could have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty. The Company had not breached any provisions at December 31, 2018.

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

For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in cash flows of the derivative hedging instrument with the changes in cash flows of the designated hedged transactions.  The Company did not recognize any hedge ineffectiveness in earnings during the period ended December 31, 2018.

The table below presents the fair value of the Company’s derivative financial instruments designated as hedging instruments as well as their classification on the consolidated statements of condition as of December 31, 2018 and December 31, 2017:

	Asset derivatives
As of December 31, 2018 (dollars in thousands)	Notional amount	Fair value (1)

Interest rate swap agreements	$200,000	$2,730
Total derivatives	$200,000	$2,730

(1)          Included in other assets in our Consolidated Statements of Financial Condition.

	Asset derivatives
As of December 31, 2017 (dollars in thousands)	Notional amount	Fair value (1)

Interest rate swap agreements	$200,000	$922
Total derivatives	$200,000	$922

(1)          Included in other assets in our Consolidated Statements of Financial Condition.

At December 31, 2018, the counterparty posted collateral on the cash flow hedge in the amount of $2.9 million.

The Company estimated that none of the existing gains that are reported in accumulated other comprehensive income at December 31, 2018 and December 31, 2017 are expected to be reclassified into earnings within the next twelve months.

The table below presents the pre-tax net gains of the Company’s cash flow hedge for the period ended December 31, 2018 and December 31, 2017 and where they were recorded in our Consolidated Statements of Financial Condition.

For the year ended December 31, 2018 (dollars in thousands) Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap agreements	$2,730	$—
Total derivatives	$2,730	$—

As of December 31, 2017 (dollars in thousands) Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivative (Effective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)

Interest rate swap agreements	$922	$—
Total derivatives	$922	$—

27. PARENT COMPANY FINANCIAL INFORMATION

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF FINANCIAL CONDITION — PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2018	2017
ASSETS
Cash on deposit at the Bank	$9,455	$3,739
Interest-bearing deposit at the Bank	120,992	85,812
Investment in the Bank	912,015	961,545
Investment in Statutory Trust	—	774
Investment securities	—	409
Receivable from the Bank	7,907	5,228
Other assets	5	2,967
TOTAL ASSETS	$1,050,374	$1,060,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued and other liabilities	$382	$701
Accrued interest payable	—	36
Statutory Trust Debenture	—	25,439
Total liabilities	382	26,176
COMMIITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred Stock - $.01 par value; 100,000,000 shares authorized, none issued or outstanding as of December 31, 2018 and 2017	—	—
Common Stock - $.01 par value 500,000,000 shares authorized, 84,795,840 and 84,503,580 issued and 74,791,418 and 75,829,537 outstanding, as of December 31, 2018 and 2017, respectively.	848	845
Additional paid-in capital	818,886	799,658
Unearned common stock held by employee savings and stock ownership plan	(24,610)	(27,078)
Retained earnings (partially restricted)	422,875	405,497
Accumulated other comprehensive loss	(28,780)	(26,127)
Treasury Stock at cost, 10,004,422 shares and 8,674,043 shares at December 31, 2018 and 2017, respectively	(139,227)	(118,497)
Total stockholders’ equity	1,049,992	1,034,298
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,050,374	$1,060,474

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY

	December 31,
(Dollars in thousands)	2018	2017	2016
INCOME
Interest on interest-bearing deposits with the bank	$510	$324	$541
Realized gain on investment securities	102	—	1,825
Other income	8	24	18
Total income	620	348	2,384

EXPENSES
Expenses paid to the Bank	165	162	157
Interest expense	168	1,076	610
Other expenses	334	524	483
Total expenses	667	1,762	1,250
(Loss) Income before income tax expense (benefit) and equity in undistributed net income of affiliates	(47)	(1,414)	1,134
Income tax expense (benefit)	60	(495)	397

Equity in undistributed net income of the Bank	47,951	24,851	24,732

Net income	$47,844	$23,932	$25,469

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME — PARENT COMPANY ONLY

	For the Year Ended
(Dollars in thousands)	December 31,
For the Years Ended December 31, 2018, 2017 and 2016	2018	2017	2016

Consolidated Net Income	$47,235	$23,924	$25,469
Less: Net loss attributable to noncontrolling interest	(609)	(8)	—
Net Income attributable to Beneficial Bancorp, Inc.	47,844	23,932	25,469
Other comprehensive income, net of tax:

Securities available for sale and transferred securities:

Unrealized holding losses on available for sale securities arising during the period (net of deferred tax of $539, $336, and $1,048 for the years ended December 31, 2018, 2017, and 2016, respectively)	(1,691)	(585)	(1,804)

Accretion of unrealized losses on available-for-sale securities transferred to held-to-maturity (net of deferred tax of $237, $291, and $303 for the years ended December 31, 2018, 2017, and 2016, respectively)	818	501	506

Reclassification adjustment for net (gains) losses on available for sale securities included in net income (net of tax of $22, $2, and $5 for the years ended December 31, 2018, 2017, and 2016, respectively)	(76)	5	9

Cash flow hedge:

Unrealized gain on cash flow hedge arising during the period (net of deferred tax of $403 and $335 for the year ended December 31, 2018 and 2017, respectively)	1,405	587	—

Defined benefit pension plans:

Pension gains (losses), other postretirement and postemployment benefit plan adjustments (net of tax of $291, $436, and $201 for the years ended December 31, 2018, 2017, and 2016, respectively)	2,122	(802)	(1,170)

Total other comprehensive income (loss)	2,578	(294)	(2,459)

Comprehensive income	$50,422	$23,638	$23,010

See accompanying notes to the consolidated financial statements.

Beneficial Bancorp, Inc.

CONDENSED STATEMENTS OF CASH FLOW — PARENT COMPANY ONLY

(Dollars in thousands)	2018	2017	2016
OPERATING ACTIVITIES:
Net income	$47,844	$23,932	$25,469
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Equity in undistributed net earnings of subsidiaries	(47,951)	(24,851)	(24,732)
Net gain on sale of investments	(102)	—	(1,825)
Accrued interest payable	(36)	7	5
Dividend from the Bank	100,000	25,000	50,000
Net intercompany transactions	15,613	14,573	12,420
Amortization of debt premium on debenture	—	16	18
Changes in assets and liabilities that provided (used) cash:
Other liabilities	(319)	542	(26)
Other assets	3,736	(552)	445
Net cash provided by operating activities	118,785	38,667	61,774

INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale	511	—	2,584
Cash paid in business combination	—	—	(105,000)
Net cash provided by (used in) investing activities	511	—	(102,416)

FINANCING ACTIVITIES:
Repayment of borrowed funds	(25,439)	—	—
Purchase of treasury stock	(14,558)	(10,350)	(132,652)
Cash dividend paid to stockholders	(35,697)	(17,555)	(8,800)
Proceeds from exercise of stock options	3,257	13,198	4,683
Cash paid to tax authorities related to stock based compensation awards	(5,963)	(7,297)	(1,051)
Excess tax benefit related to stock based compensation awards	—	—	361
Net cash used in financing activities	(78,400)	(22,004)	(137,459)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,896	16,663	(178,101)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	89,551	72,888	250,989

CASH AND CASH EQUIVALENTS, END OF YEAR	$130,447	$89,551	$72,888

SUPPLEMENTAL DISCLOSURES OF CASH FLOW AND NON-CASH INFORMATION:
Cash payments for interest	$132	$732	$597

28. SUBSEQUENT EVENTS

On January 31, 2019, the Company declared a cash dividend of 6 cents per common share, payable on or after February 21, 2019, to common shareholders of record at the close of business on February 11, 2019.

WSFS Financial Corporation and Beneficial Bancorp, Inc. announced that, in connection with their proposed combination, Beneficial’s banking subsidiary, Beneficial Bank, will sell five New Jersey banking offices with approximately $193 million of deposits to another financial institution.  The transaction is subject to the close of the WSFS and Beneficial combination (currently anticipated in the first quarter of 2019), the receipt of customary regulatory approvals, and satisfaction of certain closing conditions.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BENEFICIAL BANCORP, INC.

Date: February 26, 2019	By:	/s/ Gerard P. Cuddy
Gerard P. Cuddy
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Gerard P. Cuddy	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2019
Gerard P. Cuddy

/s/ Thomas D. Cestare	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	February 26, 2019
Thomas D. Cestare

/s/ Frank A. Farnesi	Chairman of the Board	February 26, 2019
Frank A. Farnesi

/s/ Edward G. Boehne	Director	February 26, 2019
Edward G. Boehne

/s/ Karen Dougherty Buchholz	Director	February 26, 2019
Karen Dougherty Buchholz

/s/ Michael J. Donahue	Director	February 26, 2019
Michael J. Donahue

/s/ Donald F. Gayhardt, Jr.	Director	February 26, 2019
Donald F. Gayhardt, Jr.

/s/ Elizabeth H. Gemmill	Director	February 26, 2019
Elizabeth H. Gemmill

/s/ Thomas J. Lewis	Director	February 26, 2019
Thomas J. Lewis

/s/ Roy D. Yates	Director	February 26, 2019
Roy D. Yates